Form 10-Q
period 1995-04-01
WELLCO ENTERPRISES INC
filed 1995-05-15
CIK 105532

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: April 1, 1995

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
               (Exact name of registrant as specified in charter)

     NORTH CAROLINA                      56-0769274
(State of Incorporation)    (I.R.S. Employer Identification No.)

          Georgia Ave. & Pine St., P.O. Box 188, Waynesville, NC 28786
                    (Address of Principal Executive Office)


Registrant's telephone number, including area code 704-456-3545

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No .

         884,806 shares of $1 par value common stock were outstanding on May 12, 1995.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 1, 1995










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                               WELLCO ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                           APRIL 1, 1995 AND JULY 2, 1994
                                   (in thousands)

                                       ASSETS

                                                       (unaudited)
                                                          APRIL 1,      JULY 2,
                                                              1995         1994
                                                         ---------    ---------

CURRENT ASSETS: ......................................
    Cash .............................................   $   2,050    $   2,528
    Marketable Securities,current
       (Notes 1 and 2) ...............................       2,204        2,894
    Receivables ......................................       2,886        4,400
    Inventories-
    Finished goods ...................................       1,071          734
    Work in process ..................................       1,488        1,183
    Raw materials ....................................       1,345        1,605
                                                         ---------    ---------
       Total .........................................       3,904        3,522
    Deferred taxes and prepaid .......................         404          354
      expenses .......................................   ---------    ---------
    Total ............................................      11,448       13,698
                                                         ---------    ---------
MARKETABLE SECURITIES,non-current
    (Notes 1 and 3) ..................................       3,554        4,794

INVESTMENT IN AFFILIATE (Note 4) .....................       5,488

MACHINERY LEASED TO LICENSEES
    (less accumulated
    depreciation of
    $1,394 and $1,337) ...............................         125          182
PROPERTY, PLANT AND EQUIPMENT:
    Land .............................................         107          107
    Buildings ........................................         774          774
    Machinery and equipment ..........................       2,325        2,190
    Furniture and automobiles ........................         392          337
    Leasehold Improvements ...........................          63           63
    Total cost .......................................       3,661        3,471
                                                         ---------    ---------
    Less accumulated depreciation
    and
       amortization ..................................      (2,634)      (2,474)
                                                         ---------    ---------
    Net ..............................................       1,027          997
INTANGIBLE ASSETS:
    Excess of cost over net
    assets of
       subsidiary at acquisition .....................         228          228
    Intangible pension asset .........................         575          575
                                                         ---------    ---------
    Total ............................................         803          803
DEFERRED TAXES .......................................         350          521
                                                         ---------    ---------
TOTAL ................................................   $  22,795    $  20,995
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                               WELLCO ENTERPRISES, INC.
                            CONSOLIDATED BALANCE SHEETS
                           APRIL 1, 1995 AND JULY 2, 1994
                                   (in thousands)

                               LIABILITIES AND EQUITY

                                                        (unaudited)
                                                           APRIL 1,      JULY 2,
                                                               1995        1994

CURRENT LIABILITIES:
     Short-term borrowing from bank ....................   $     20    $     20
     Accounts payable ..................................      2,086       1,825
     Accrued compensation ..............................        743         810
     Accrued pension ...................................         95         120
     Accrued income taxes ..............................          6         353
     Other liabilities .................................        225         218
                                                           --------    --------
         Total .........................................      3,175       3,346
                                                           --------    --------

LONG-TERM LIABILITIES:
     Pension obligation ................................      1,672       1,647

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .....................        885         885
     Additional paid-in capital ........................      1,745         759
     (Note 4)
     Retained earnings .................................     15,292      14,664
     Pension liability adjustment ......................       (306)       (306)
     Unrealized gain  on marketable
         securities (Notes 1 and 3) ....................        332
                                                           --------    --------
         Total .........................................     17,948      16,002
                                                           --------    --------

TOTAL ..................................................   $ 22,795    $ 20,995
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                                    (UNAUDITED)
                              WELLCO ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE FISCAL NINE MONTHS ENDED
                           APRIL 1, 1995 AND APRIL 2, 1994
                (in thousands except per share and number of shares)


                                                             APRIL 1,   APRIL 2,
                                                                 1995       1994
                                                             --------   --------
REVENUES .................................................   $ 14,208   $ 12,318
                                                             --------   --------

COSTS AND EXPENSES:
     Cost of sales and services ..........................     11,996     10,396
     General and administrative ..........................      1,541      1,479
     expenses
                                                             --------   --------
     Total ...............................................     13,537     11,875
                                                             --------   --------

DIVIDEND AND INTEREST INCOME .............................        350        380

NET INVESTMENT INCOME ....................................         20        387

INCOME BEFORE EQUITY IN EARNINGS
     OF AFFILIATE ........................................      1,041      1,210

EQUITY IN EARNINGS OF AFFILIATE ..........................         28
                                                             --------   --------

INCOME BEFORE INCOME TAXES ...............................      1,069      1,210

PROVISION FOR INCOME TAXES ...............................        330        360
                                                             --------   --------

NET INCOME ...............................................   $    739   $    850
                                                             ========   ========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) .................................   $   0.84   $   0.97
                                                             --------   --------

     Weighted average number of
     shares
     outstanding .........................................    884,806    880,089
                                                             ========   ========

See Notes to Consolidated Financial Statements.

                                WELLCO ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE FISCAL THREE MONTHS ENDED
                           APRIL 1, 1995 AND APRIL 2, 1994
                (in thousands except per share and number of shares)


                                                            APRIL 1,    APRIL 2,
                                                                1995        1994
                                                           ---------   ---------

REVENUES ...............................................   $   4,255   $   4,396
                                                           ---------   ---------

COSTS AND EXPENSES:
     Cost of sales and services ........................       3,775       3,523
     General and administrative ........................         465         512
     expenses
                                                           ---------   ---------
     Total .............................................       4,240       4,035
                                                           ---------   ---------

DIVIDEND AND INTEREST INCOME ...........................         125         119

NET INVESTMENT INCOME ..................................          21          46
                                                           ---------   ---------

INCOME BEFORE EQUITY IN EARNINGS
     OF AFFILIATE ......................................         161         526

EQUITY IN EARNINGS OF AFFILIATE ........................          28
                                                           ---------   ---------

INCOME BEFORE INCOME TAXES .............................         189         526

PROVISION FOR INCOME TAXES .............................          50         150

NET INCOME .............................................   $     139   $     376
                                                           =========   =========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ...............................   $    0.16   $    0.42
                                                           ---------   ---------

     Weighted average number of
     shares
     outstanding .......................................     884,806     884,806
                                                           =========   =========

See Notes to Consolidated Financial Statements.

                                  (UNAUDITED)
                             WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 1995 AND APRIL 2, 1994
                                  (in thousands)

                                                            APRIL 1,    APRIL 2,
                                                                1995       1994
                                                             -------    -------

CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net income ...........................................   $   739    $   850
                                                             -------    -------
    Adjustments to reconcile net
    income to
    net cash provided (used) by
    operating
    activities:
      Depreciationandamorization .........................       256        267
      Net investment (income) ............................       (20)      (387)
      (Increase) decrease in-
         Accounts receivable .............................     2,544      1,133
         Inventories .....................................      (382)    (1,457)
         Other current assets ............................       (50)       (50)
      Increase (decrease)in-
         Accounts payable ................................       261        181
         Accrued liabilities .............................       (85)      (161)
         Accrued income taxes ............................      (347)      (311)
         Pension obligation ..............................        25         34
                                                             -------    -------
    Total adjustments ....................................     2,202       (751)
                                                             -------    -------
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES .................................     2,941         99
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in affiliate ..............................    (4,502)
    Net sales (purchases) of current
      marketable securities ..............................     1,899      3,724
    Purchases of noncurrent
      marketable securities ..............................    (2,342)      (587)
    Sales of noncurrent
      marketable securities ..............................     1,866        834
    Purchases of equipment ...............................      (229)      (237)
                                                             -------    -------
NET CASH PROVIDED (USED) BY
    INVESTING  ACTIVITIES ................................    (3,308)     3,734
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from bank .......................................     2,050          0
    Repayment of bank loan ...............................    (2,050)
    Cash dividends paid ..................................      (111)    (5,419)
    Stock option exercise ................................         0        228
                                                             -------    -------
NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES .................................      (111)    (5,191)
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH ..........................      (478)    (1,358)

CASH AT BEGINNING OF PERIOD ..............................     2,528      3,188
                                                             -------    -------

CASH AT END OF PERIOD ....................................   $ 2,050    $ 1,830
                                                             =======    =======

                             (continued on next page)

                                  (UNAUDITED)
                             WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 1995 AND APRIL 2, 1994
                                  (in thousands)

                                                            APRIL 1,    APRIL 2,
                                                                1995       1994
                                                             -------    -------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
    Cash paid for-
      Interest .......................................         $ 45         $ 20
      Income taxes ...................................          690          572
    Noncash increase in marketable
      securities to fair value .......................          503
    Noncash increase in Additional
    Paid-In
      Capital from investment in .....................         $986         $  0
      affiliate
                                                               ====         ====

See Notes to Consolidated Financial Statements.

                                     (UNAUDITED)
                               WELLCO ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                           FOR THE FISCAL NINE MONTHS ENDED
                                    APRIL 1, 1995
                        (in thousands except number of shares)

                                                                        Common Stock                    Additional
                                                                                         Par               Paid-In          Retained
                                                                 Shares                 Value              Capital          Earnings

BALANCE AT JULY 2, 1994 ...........................             884,806             $    885            $    759            $ 14,664
Net income for the
    fiscal nine months
    ended April 1, 1995 ...........................                 739
Cash dividends declared
    ($.125 per share) .............................                (111)
Excess of basis over
    cost of investment
    in affiliate (Note 4) .........................                 986
                                                               --------             --------            --------            --------

BALANCE AT APRIL 1, 1995 ..........................             884,806             $    885            $  1,745            $ 15,292
                                                               ========             ========            ========            ========


                                                        Pension       Unrealized
                                                      Liability       Investment
                                                      Adjustment            Gain

BALANCE AT JULY 2, 1994 .....................           $ (306)           $    0
Change for the nine
    months ended
    April 1, 1995 ...........................              332
                                                        ------            ------

BALANCE AT APRIL 1, 1995 ....................           $ (306)           $  332
                                                        ======            ======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 1, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities", is effective as of the beginning of the 1995 fiscal year. The Company invests in corporate equity and debt securities, and also invests, for a very short period of time, in notes of various U. S. government agencies. These investments are included in the Marketable Securities captions of the Consolidated Balance Sheets. Under this Standard, corporate equity and debt securities are classified as available-for-sale and U. S. government agency notes are classified as held-to-maturity.

2. MARKETABLE SECURITIES, CURRENT:

     Marketable Securities,  Current,  includes at April 1, 1995, $995,000 of U.
S. government agency notes, purchased at a discount to their face value in March, 1995 and having a maturity date in April, 1995. The difference between the discounted purchase price and the amount realized at maturity, which is not significant, will be recognized as interest income at the date of maturity. These securities are shown at their cost which approximates market. This caption also includes $1,209,000 of corporate equity and debt securities, previously classified as Marketable Securities, Noncurrent, which were sold in May, 1995. Information about these securities is included in Note 3.

3. MARKETABLE SECURITIES, NONCURRENT:

     Applying FAS 115 to the April, 1995 Consolidated Financial Statements resulted in Marketable Securities being stated at their fair value (an increase of $503,000 over carrying value) and an increase in Stockholders' Equity, after the effect of income taxes on the increase, of $332,000. Fair value is usually current market value at the financial statement date. Restatement of previously issued financial statements is not permitted under FAS 115. The Company's previous method of accounting for investments was to reflect their value at cost and only adjust cost by any declines in market value below cost that were judged to be other than temporary.

3. MARKETABLE SECURITIES, NONCURRENT (continued):

     Written-down cost, gross unrealized gains and losses and the fair value of all Marketable Securities at April 1, 1995 are as follows:


                                                    (in thousands)

                             Written-Down   Gross   Unrealized    Fair
                                  Cost      Gains      Losses     Value
         Corporate Equity
           Securities             $3,251     $647         $344   $3,554
         Corporate Debt
           Security                1,009      200                 1,209
         U. S. Government
           Agency Note               995                            995
                                -------- --------     --------  -------
         Total                    $5,255     $847         $344   $5,758
                                ======== ========     ========  =======

     The U. S. government Agency Note matured in April, 1995. The Corporate Debt Security was sold in May, 1995.

     Proceeds from the sale of Marketable Securities classified under FAS 115 as available-for-sale in the fiscal nine months ended April 1, 1995 were $1,866,000, resulting in gross realized gains of $162,000 and gross realized losses of $142,000. Realized gains and losses are determined on a specific identification basis.

4. INVESTMENT IN AFFILIATE:

     On December 30, 1994 Wellco purchased from Coronet Insurance Company for cash 400,000 shares of the common stock of Alba Waldensian, Inc. This represents 21.5% of total Alba common shares. Coronet owns 58.79% of the total outstanding common stock of Wellco. Because Coronet owns more than 50% of Wellco, the investment was initially recorded at the basis of Coronet in these Alba shares ($5,461,000), and the excess of that basis over Wellco's cost increased Additional Paid-In Capital by $986,000. The total market value of these shares, based on the closing price of Alba common stock on the American Stock Exchange on March 31, 1995, was $4,050,000.

     Wellco has an option to purchase up to 538,000 additional Alba shares from Coronet. If all of this option was exercised, Wellco would own 50.4% of total Alba common shares.

     The investment in Alba is accounted for using the equity method. The excess of Wellco's equity in the underlying net assets of Alba ($775,000) over its basis is being amortized to income over a period of approximately 7 years. Amortization included in Equity in Earnings of Affiliate was $22,000 in the quarter ended April 1, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued:

4. INVESTMENT IN AFFILIATE (continued):

     Alba is a manufacturer of both men's and women's apparel products as well as medical specialty products. Other than this investment, there are no business relationships or transactions between Wellco and Alba.

     Summarized financial information (unaudited) for Alba is as follows:

     Financial Position at April 2, 1995:

      Current assets .....................................           $29,863,000
      Noncurrent assets ..................................            23,789,000
      Total assets .......................................           $53,652,000
                                                                     ===========

      Current liabilities ................................           $ 9,328,000
      Noncurrent liabilities .............................            15,194,000
      Stockholders' equity ...............................            29,130,000
      Total liabilities and
            stockholders equity ..........................           $53,652,000

     Operating Results for the
       Three Months Ended
       April 2, 1995:
      Net revenues .......................................           $14,378,000
      Income before income taxes .........................                38,000
      Net income .........................................           $    26,000
                                                                     ===========

                         PART I. FINANCIAL INFORMATION

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS

Comparing The Nine Months Ended April 1, 1995 and April 2, 1994:

Income before income taxes in the current period was $1,069,000 compared to $1,210,000 in the prior one. The major reason for the $141,000 decrease was investment income being $367,000 less than the prior period. During the current period, two equity securities were sold for prices less than their carrying value. The following events significantly reduced the effect on pretax income of lower investment income:

     1. The current period includes the shipment of combat boot manufacturing materials and machinery to a factory in El Salvador, which did not occur in the prior period. From time to time, Wellco supplies materials, machinery and technical assistance to combat boot manufacturing factories in foreign countries. These sales vary from period to period with the needs of this group of customers.

     2. The current period includes substantial machinery sales to one new customer and to one long-time customer.

     3. In the current period, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, which were $54,000 more than estimates recorded in the 1994 fiscal year. The favorable effect of these adjustments is included in the current period.

In November, 1994, Wellco made its first shipments against an option awarded under its current military boot contract. Although deliveries under this option are over a period of sixteen months, compared to twelve months for the first award under this contract, pairs of combat boots shipped in the current nine months decreased only 5%. Shipments of combat boots in the prior year first quarter were somewhat low because Wellco was completing one contract and had not yet started shipments under the current contract.

A significant increase in employee medical expenses caused health insurance costs, for which Wellco is self-funded, to increase by more than $140,000. These costs vary from period to period, depending on the actual amount of health costs incurred by employees. Workman's compensation insurance cost increased, but the unfavorable effect of this was more than offset by a decrease in utilities and repair and maintenance costs. General and administrative costs increased approximately 4%. This was primarily caused by employee salary inflation adjustments, increased travel costs and increased commission expenses.

Income taxes have been provided in the current period at an estimated fiscal year 1995 rate of approximately 31%. This is only slightly higher than the rate used last year.

In the current period, Wellco adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This resulted in the carrying value of Marketable Securities, as shown in the Consolidated Balance Sheets, being increased by the $503,000 excess of market value over their carrying value, and a corresponding increase, net of the deferred tax liability, in Stockholders' Equity of $332,000.

On December 30, 1994, Wellco acquired 400,000 shares of the common stock of Alba Waldensian, Inc. (21.5% of total shares outstanding at March 31, 1995). This investment is being accounted for on the equity method. Included in the current period pretax income is $28,000 representing Wellco's share of Alba's net income for their fiscal three months ended April 2, 1995, and the amortization of the excess of Wellco's proportionate share of Alba's net assets over Wellco's basis in the stock.


Forward Looking Information:

In October, 1994 Wellco completed shipments against the first year of a multi-year combat boot contract with the U. S. government. The delivery schedule for this first year was over a twelve month period. In November, 1994 Wellco started shipping boots against the first option award under this contract. Because the U. S. government is reducing its inventory of combat boots, delivery under this option will be over a sixteen month period instead of twelve months as was anticipated when the contract was awarded in August, 1993. This extended delivery is resulting in combat boot sales in fiscal year 1995 being less than fiscal year 1994. For the reasons explained above, comparative boot shipments in the nine month periods did not decrease significantly. However, the comparative effect of lower boot shipments will be more significant in the last quarter of fiscal year 1995.

The government may continue at this reduced level through the balance of the current contract, at which time they should have their inventory at the desired level. If this is the case, shipments under this contract will be completed in the last quarter of fiscal year 1997.

     In April, 1995, Wellco submitted a bid for a U. S. Government development contract. The purpose of the resulting contract is to make certain improvements to the combat boot that will result in fewer lower extremity injuries. The government's evaluation of this bid is proceeding quickly and Wellco believes it will be awarded the contract, with the expected award date being in late June, 1995. The government's estimates that performance under this contract would be completed by the end of Wellco's fiscal year 1997.

In February, 1995, Wellco joined with two other U. S. government contractors in bidding on a trial contract for the supply of all standard issue clothing items to Air Force recruits. Negotiations with the government should start in the fourth quarter of fiscal year 1995, and, if Wellco and its partners are the successful bidder, the contract could be awarded in the first quarter of the 1996 fiscal year. The initial contract will be for a period of one year with two one year government exercisable options. Wellco is not presently able to predict the probability of it and its partners being awarded the contract.

Comparing The Three Months Ended April 1, 1995 and April 2, 1994:

     Income before income taxes in the current period was $189,000 compared to $526,000 in the prior one. The primary reasons for this decrease are:

     1. Pairs of combat boots sold decreased approximately 20%. The current period reflects delivery of combat boots to the U. S. government under the sixteen month schedule, whereas the prior period was on a twelve month schedule for the same total pairs. Also, the prior period included a significant sale of combat boots to a foreign customer.

     2. Health insurance and workman's compensation costs increased $104,000.

     3. Service fees earned from other U. S. combat boot manufacturers, which vary with their shipments, decreased because the extended boot delivery schedule also reduced these customers' shipments.

     4. Net investment income decreased $25,000. In addition, $21,000 of interest cost was incurred in January, 1995 on a short term bank loan used to acquire 400,000 shares of the common stock of Alba Waldensian, Inc.

General and administrative expenses decreased $47,000, primarily reflecting bonuses which vary with net income.

                        LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforseen cash needs.

The following table summarizes at the end of the fiscal nine months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing capacity:


                                                          (in thousands)
                                               Fiscal Nine Month   Fiscal Year
                                                   April 1, 1995   July 2, 1994
                                                        -------         -------

Cash ...................................................$ 2,050         $ 2,528
Current marketable
  securities ........................................     2,204           2,894
Unused line of credit ..............................      1,480           1,480
                                                        -------         -------
Total ................................................  $ 5,734         $ 6,902
                                                        =======         =======


     The following table summarizes the major sources (uses) of cash in the nine months ended April 1, 1995:

                                                                  (in thousands)
                                                                  April 1, 1995

Net income plus depreciation
  less realized investment income .................................    $    975
Net change in accounts receivable,
  inventory, accounts payable and
  accrued liabilities ..............................................      1,991
Other ..............................................................        (25)
                                                                       --------
Net cash from operations ...........................................      2,941
Cash used to purchase the Common
  stock of Alba Waldensian, Inc. ...................................     (4,502)
Cash from sale of marketable
  securities, net of
  cash used for purchases ..........................................      1,423
Cash used to purchase equipment ....................................       (229)
Cash dividend paid .................................................       (111)
                                                                       --------
Net decrease in cash ...............................................   $   (478)
                                                                       ========

In late December, 1994, Wellco purchased for cash approximately 400,000 shares of the common stock of Alba Waldensian, Inc. In addition to using existing cash, Wellco borrowed $2,050,000 from a bank, which was repaid in January, 1995 using, in part, proceeds from the sale of a Marketable Security.

Cash resources are adequate to meet presently known operating activity needs. The Company does not know of any demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way. The bank line of credit, which provides for total borrowings of $1,500,000, will expire and be subject to renewal on December 30, 1995.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.  N/A

Item 2.  Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submission of Matters to a Vote of Security
            Holders. N/A


Item 5.  Other Information.  N/A

Item 6.  Exhibits and Reports on Form 8-K.

         a).  Exhibits:  Exhibit 27, Financial Data Schedule, follows page
                         17

         b).  Reports on Form 8-K:  None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                                      Wellco Enterprises, Inc.
                                              (Registrant)



 May 12, 1995                          David Lutz
                                      David Lutz, Sec./Treas.
                                      and Principal Financial
                                       Officer