Form 10-K405
period 1995-07-01
WELLCO ENTERPRISES INC
filed 1995-09-29
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 1, 1995

                          Commission file number 1-5555

                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                      56-0769274
(State of incorporation)                   (I.R.S. employer identification no.)

       Waynesville, North Carolina                                    28786
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  704-456-3545

Securities registered pursuant to Section 12(b) of the Act:

Common Capital Stock - $1 par value             American Stock Exchange
              (Title of class)          (Name of exchange  on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                       Common Capital Stock - $1 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 1, 1995, 884,806 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 25, 1995) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $5,300,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 17, 1995, in PART III. Definitive Proxy Statement dated October 22, 1985, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I

Item 1. Business.

The Company operates in one industry segment. Substantially all the Company's revenues are derived from the sale of military footwear and related items, whether sold by the Company or its licensees. The majority of revenues (66% in 1995, 74% in 1994) were from sales to the U. S. government, primarily the Defense Logistics Agency.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with the United States government. Boot products are the general issue all-leather boot, the hot weather boot and the desert boot, all manufactured using the government specified Direct Molded Sole process. The government awards fixed price boot contracts on the basis of bids from several qualified manufacturers.

The Company also provides, primarily under long-term licensing agreements, technology, assistance and related services for manufacturing military and commercial footwear to customers in the United States and abroad. Under these agreements licensees receive technology, services and assistance, and the Company earns fees based primarily on the licensees' sales volume. In addition to providing technical assistance, the Company also helps supply certain foreign military footwear manufacturers with some of their machinery and material needs. The Company builds specialized footwear manufacturing equipment for use in its own and its customers' manufacturing operations. This equipment is either sold or leased.

During the 1995 fiscal year, pairs of combat boots sold were approximately 20% less than the 1994 fiscal year. Except for Operation Desert Storm, which caused pairs of combat boots sold to the U. S. government in fiscal year 1991 to increase significantly, the government has for the last few years been reducing its inventory of combat boots by purchasing fewer pairs than were consumed. During 1995, the government accomplished this by extending the delivery schedule for the second year of a multi-year contract from twelve to sixteen months.

On August 6, 1993, Wellco was awarded an indefinite quantity multi-year contract from the U. S. government for between 277,000 and 416,000 pairs of combat boots to be shipped during a one year period starting October, 1993. Against this first year quantity, the government placed orders for its minimum required quantity of 277,000 pairs. This contract contains two options under which the government can exercise its right to buy between 277,000 and 416,000 pairs for each option.

The government had initially planned to require delivery on each option over a one year period, as was the case with the base year 277,000 pairs. In August, 1994 the government exercised its first option for the 277,000 minimum pairs. However, actual consumption of combat boots during the first year of this contract has been less than anticipated, resulting in the government extending deliveries of this option's 277,000 pairs over sixteen months, or one-third longer than the first year's delivery.

On August 2, 1995, the government exercised its second and last option under this contract, again for the minimum 277,000 pairs. On September 26, 1995, the Company agreed to a government request for a contract modification which reduced the minimum second option pairs to 30,000. The Company understands that this request was caused by the government's over-obligation of funds for its fiscal year ending September 30, 1995, and they were correcting this by reducing their obligation on items for which delivery orders had not yet been placed. The Company agreed to this modification because the government could have otherwise exercised its right to unilaterally cancel the contract for the convenience of the government. This contract modification allows the Company to make a claim against the government for the lost contribution to overhead, general and administrative costs and profit caused by any reduction in the original 277,000 pairs and/or any delay in production.

The government has indicated that their intent is to purchase all of the original 277,000 pairs, but they will have to wait for their fiscal year 1996 funding appropriation before increasing the 30,000 pair committment. The Company presently believes that this will result in a reduced production schedule of no more than a few weeks, but if there is a significant delay in ordering boots and/or if the government orders significantly less than their original 277,000 pair commitment, the operating results of the Company could be adversely affected. The Company intends to file a claim for any lost overhead, general and administrative costs and profit, but any such claim would be subject to final verification and audit by the government. The Company believes that any adverse effect would only be significant starting it its third fiscal quarter beginning December 31, 1995.

Somewhat offsetting the effect of reduced combat boot shipments in 1995 was an increase in machinery and material sales to licensees, including a military combat boot factory in El Salvador, one new licensee and one long-term licensee. These sales can vary significantly from year to year with the needs of these customers.

During 1994, the Company was awarded an option under an existing U. S. government research and development contract for further work on improvement to the hot weather combat boot. This work was completed in 1995 and improvements developed under this contract have now been incorporated into the hot weather combat boot. In August, 1995, the Company was awarded a U. S. Government research and development "cost plus fixed fee" contract with a total estimated value of $1,184,000. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. Work has started on this contract and could extend over three years.

This type of research and development work is vital to assuring that the U. S. armed forces have the most serviceable combat boots available. Development work of this type, done by the Company in a very short period of time in 1991, led to the desert boot which was first used in Operation Desert Storm.

In 1995, Wellco, along with two other manufacturers of military clothing, jointly bid on a trial contract to procure, warehouse and distribute all of the standard clothing items to Air Force recruits at Lackland Air Force Base in Texas for one year, with two options for one year each. The government has been evaluating bids for many months, with the projected contract award date being no later than October 24, 1995.

Bidding on contracts is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality specifications, contractors are required to comply with precise delivery schedules and a significant investment in specialized equipment is required.

The August, 1993 combat boot contract was the first one awarded the Company under the U. S. government's "best value" system, under which contractors offering the best value to the government receive the largest awards. Wellco anticipates that during the latter half of the 1996 fiscal year the U. S. Government will start the solicitation process on its next multi-year contract. Until then, Wellco is continuing to improve its quality and on-time delivery, two very important factors in the best value system.

The Company usually competes on U. S. government contracts with three other companies, no one of which dominates the industry. Many factors affect the government's demand for combat boots and the quantity purchased can vary from year to year. Wellco anticipates that the government will continue buying fewer pairs of combat boots than consumption for the next few years. Contractors cannot influence the government's combat boot needs. Price, quality and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position.

Government contracts are subject to partial or complete termination under the following circumstances:

         (1) Convenience of the Government. The government's contracting officer has the authority to partially or completely terminate a contract for the convenience of the government only when it is in the government's interest to terminate. The contracting officer is responsible for negotiating a settlement with the contractor.

         (2) Default of the Contractor. The government's contracting officer has the authority to partially or completely terminate a contract because of the contractor's actual or anticipated failure to perform his contractual obligations.

Under certain circumstances occasioned by the egregious conduct of a contractor, contracts may be terminated and a contractor may be prohibited for a certain period of time from receiving government contracts. The Company has never had a contract either partially or completely terminated.

Because domestic commercial footwear manufacturers are adversely affected by imports from low labor cost countries, the Company targets its marketing of technology and assistance primarily to military footwear manufacturers. The Company competes against several other footwear construction methods commonly used for heavy-duty footwear with leather uppers. These methods include the Goodyear Welt construction, as well as boots bottomed by injection molding.
These methods are used in work shoes, safety shoes, and hiking boots manufactured both in the U. S. and abroad for the commercial market. The Goodyear Welt method is also used for certain types of military boots, although not for the models manufactured by the Company which are made only in the government specified Direct Molded Sole construction. Quality, service and reasonable manufacturing costs are the most important features used to market the Company's technology, assistance and services.

The Company has a strong research and development program. While not all research and development results in successful new products or significant revenues, the continuing development of new products and processes has been and will continue to be a significant factor in growth and development. The Company developed the desert combat boot, first used in Operation Desert Storm. In 1993, the Company completed initial development of improvements to the black hot weather boot incorporating many of the features it developed for the desert boot. In 1994 it was awarded an option under that contract for further development. In August, 1995 it was awarded a contract to develop changes to combat boots that will result in fewer lower extremity disorders.

 Although not precisely quantified, the Company spends a significant amount of time and effort on both Company and customer-sponsored research activities related to the development of new products and processes and to the improvement of existing ones. A significant amount of this cost is for the personnel costs of mold engineers, rubber technicians, chemists, pattern engineers and management, all of whom have many responsibilities in addition to research and development. The Company estimates that the cost of research and development can vary from $50,000 to $300,000 per year, depending on the number of research projects and the specific needs of its customers.

See Note 14 to the consolidated financial statements in Item 8 for revenues by class and information about export revenues. The Company does not have foreign operations.

The Company's backlog of all sales, not including license fees and rentals, as of September, 1995 was approximately $18,100,000 compared to $17,200,000 last year. Of the current year backlog, the Company estimates that approximately $10,400,000 will be shipped in the 1996 fiscal year.

Most of the raw materials used by the Company can be obtained from at least two sources and are readily available. Because all materials in combat boots must meet rigid government specifications and because quality is the first priority, the Company purchases most of its raw materials from vendors who provide the best materials at a reasonable cost. The loss of some vendors would cause some difficulty for the entire industry, but the Company believes a suitable replacement could be found in a reasonably short period of time. Major raw materials include leathers, fabrics and rubber, and by government regulation all are from manufacturers in the United States.

Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position.


The Company employed an average of 267 persons during the 1995 year.

Item 2. Properties.

The Company has manufacturing, warehousing and office facilities in Waynesville, North Carolina and Aguadilla, Puerto Rico. The building and land in North Carolina is owned by the Company. The Puerto Rico building and land are leased.

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. The volume of operations in 1995 caused both the Waynesville and Aguadilla facilities to be used at less than normal capacity.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Management does not know of any director, officer, affiliate of the Company, nor any stockholder of record or beneficial owner of more than 5% of the Company's common stock, or any associate thereof who is a party to a legal proceeding that is adverse to the Company or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 1995.


                                     PART II
Items 5, 6, 7 and 8.

The information called for by the following items is in the Company's 1995 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                     Page Number
Item 5.          Market for the Registrant's Common
                   Equity and Related
                   Stockholder Matters                                        30
Item 6.          Selected Financial Data                                       1
Item 7.          Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                                    6-10
Item 8.          Financial Statements and Supplementary Data           11-29, 31

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      1995

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                                                     Year Ended

                                                 July 1,        July 2,        July 3,       June 27,       June 29,
                                                    1995           1994       (A) 1993           1992           1991
                                                 -------        -------       --------       --------       --------
Revenues ................................        $18,003        $18,255        $18,977        $16,928        $24,261
Net Income ..............................            969          1,542      (B) 1,980          2,349          2,027
Net Income Per Share
                                                    1.10           1.75      (B)  2.28           2.70           2.33
Cash Dividends Declared
Per Share of Common
Stock ...................................            .25      (C)  6.25            .25            .25            .25
Total Assets at Year End ................         22,738         20,995         25,013         22,953         21,358
Long-Term Liabilities at
Year End ................................        $ 1,897        $ 1,647        $ 1,770        $ 1,498        $ 1,493

(A)      Contains 53 weeks.  All other years are 52 weeks.

(B) Increased by $260,000 ($.30 per share) representing the cumulative effect at the beginning of the 1993 fiscal year of a change in accounting for income taxes.

(C)      Includes a special cash dividend of $6.00 per share.


See The Management's Discussion and Analysis section.


Independent Auditors
Deloitte & Touche LLP Charlotte, N.C.

Annual Meeting
November 21, 1995
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholder:

As it has been for a number of years, your company's most important activity continues to be the development, manufacture and sale of military footwear. Although heavily influenced by the size of our country's military establishment and by Government purchasing patterns, we feel this business continues to represent a very promising long-term future for a small number of dedicated and specialized producers, such as Wellco, and we intend to maintain our concentration on this business, while continuing also to seek opportunities in related and compatible fields for military and commercial consumption at home and abroad.

The decline in net income in Fiscal Year 1995 resulted primarily from reduced shipments of military boots to the U.S. Government, as well as a $420,000 reduction in net investment and dividend and interest income.

Several developments that have taken place in recent months could have a significant favorable impact on the company's earnings, beginning with the second half of its 1996 Fiscal Year:

1. Wellco's sales to the U.S. Government for the past two years have largely been against a contract awarded in August 1993, which called for a minimum basic quantity of 277,000 pr of military combat boots, with two options for additional like quantities to be exercised at one-year intervals. The basic award called for shipments over a one-year period. When the first option was exercised in August 1994, the Government specified a sixteen month delivery schedule for the purpose of reducing its inventories. This stretched-out delivery schedule is the cause of reduced current sales to the Government. The sixteen month delivery cycle will end in December 1995.

     On August 2, 1995, the government exercised its second and last option under this contract, again for the minimum 277,000 pairs. On September 26, 1995, the Company agreed to a government request for a contract modification which reduced the minimum second option pairs to 30,000. The Company understands that this request was caused by the government's over-obligation of funds for its fiscal year ending September 30, 1995, and they were correcting this by reducing their obligation on items for which delivery orders had not yet been placed. The Company agreed to this modification because the government could have otherwise exercised its right to unilaterally cancel the contract for the convenience of the government. This contract modification allows the Company to make a claim against the government for the lost contribution to overhead, general and administrative costs and profit caused by any reduction in the original 277,000 pairs and/or any delay in production.

     The government has indicated that their intent is to purchase all of the original 277,000 pairs, but they will have to wait for their fiscal year 1996 funding appropriation before increasing the 30,000 pair commitment. The Company presently believes that this will result in a reduced production schedule of no more than a few weeks, but if there is a significant delay in ordering boots and/or if the government orders significantly less than their original 277,000 pair commitment, the operating results of the Company could be adversely affected. The Company intends to file a claim for any lost overhead, general and administrative costs and profit, but any such claim would be subject to final verification and audit by the government. The Company believes that any adverse effect would only be significant starting in its third fiscal quarter beginning December 31, 1995.

2. On August 31, 1995 Wellco's subsidiary, Ro-Search Inc., was awarded a $1,184,000 Development Contract by U.S. Army Natick Research, Development and Engineering Center, with the object of developing improvements in military combat footwear for the purpose of reducing the incidence of lower extremity disorders. Work on this contract could extend over a three year period and, if successful, could contribute significantly to maintaining and enhancing the Company's leadership position in the development and production of military boots.

3. In recent months the Company has received several orders for the production of military footwear for Latin American and Middle East countries. We feel that foreign countries are beginning to recognize the superior quality of U.S.-made boots, in comparison with lower-cost products made in the Far East and elsewhere.

4. The blast protective boots and overboots developed by Ro-Search, Inc., designed to eliminate or reduce foot and leg injuries among military personnel operating in mine-infested areas and engaged in mine clearance operations, are attracting widening attention for use in parts of the world where guerilla warfare and other conflicts have taken place. Such boots are presently being produced for use in Turkey and in Peru.

5. The Company's largest commercial licensee, Georgia Boot Inc., is presently relying on Wellco to bottom several hundred pairs daily of work and safety shoes, using Ro-Search's proprietary Process 82. Similar production of commercial footwear for other clients is under consideration.

6. Wellco, together with two other manufacturers of military apparel, is participating in a joint venture which has bid to manufacture and/or procure and to distribute all standard items of clothing to all U. S. Air Force recruits. This is a test contract whose purpose we understand to be an evaluation of the use of contractors to replace some of the Government's purchasing and distribution system. The Government is presently evaluating bids and has projected a contract award during this Fall. If awarded to Wellco and its partners, such a contract could have a favorable effect on future revenues and earnings.

The dedication, experience and talents of our co-workers in Waynesville, North Carolina and Aguadilla, Puerto Rico have always been and will continue to be a key component of whatever we may accomplish.
Our heartfelt gratitude is extended to all of them.

Respectfully,



Horace Auberry                      Rolf Kaufman
Chairman                            President



September 28, 1995

WELLCO'S INVOLVEMENT IN BOOT DEVELOPMENT

Wellco was founded fifty-five years ago. One of the activities of the Company and its employees that has brought us this far is our work in footwear development, especially in the development of combat boots that meet the needs of the U. S. armed forces. The individual soldier is our customer and the purpose of our development efforts is to provide them with the best, most serviceable boots available.

Our financial releases frequently mention various development work. This year we are providing you with a history of Wellco's involvement in footwear development, which, in light of the importance of combat boots to current operations, is primarily about combat boot development.

The first development work goes back to the early 1930's, even prior to Wellco's founding in 1941. At that time, the Company's founders, then operating in Germany, developed and patented the initial technology for simultaneously forming, vulcanizing and attaching a one-piece rubber sole and heel to a shoe upper.

Wellco's founders, the Rollman and Kaufman families, had to flee Nazi Germany. Although they brought few physical possessions, they were able to bring their knowledge and desire to develop and improve footwear. Upon coming to the U.S.
and founding Wellco in Waynesville, North Carolina, they first applied this knowhow to the production of a broad line of slippers and casual footwear, while continuing to perfect the process for use in heavy duty rugged footwear, including military boots. This continuing development activity led to the patenting in 1957 of "Process 82(R)," a version of the technology that has been widely licensed and used and continuously improved for the production of work and safety footwear and other products worldwide. In 1963, the Company was successful in demonstrating to the U.S. Military the superiority of another version of the original technology for use in military footwear, which became known as the DMS (Direct Molded Sole) construction.

The first military application of the DMS construction was in the production of the Tropical Combat Boot, initially known as the "Vietnam Boot." The U. S. armed forces did not have a combat boot that protected their feet in the hot, wet climate of Viet Nam. They also needed protection against certain unique hazards which they encountered. This boot has been in continuous use for more than thirty years, with a succession of improvements developed by Ro-Search in conjunction with U.S. Army Natick Research, Development and Engineering Center (Natick), leading to the adoption of the most recent improvements in 1994.

In 1968 the U.S. military's general purpose all-leather combat boot was changed to the DMS construction. This boot replaced one made with the Goodyear Welt construction and gave the U. S. armed forces a much more comfortable and serviceable boot. The current version of this boot was designed and adopted in 1985, although it too has been variously refined since that time, always as a result of cooperative efforts between Wellco/Ro-Search and Natick.

In 1991 a Wellco/Ro-Search developed prototype was selected as the U.S. Military's desert boot, presently known as Hot Weather Boot - Type II. This boot was designed under emergency conditions for Operations Desert Shield and Desert Storm, in response to the requirements personally set forth by General Norman H. Schwarzkopf. U. S. armed forces needed a boot that provided protection and performance in a hot, dry and sandy climate. In record time, the Company developed a boot meeting the soldiers' needs, wrote the boot specification and started contract production of this boot. This boot today has become the standard for use by military forces operating in arid climates.

On August 31, 1995, Ro-Search was awarded a $1,184,000 development contract by Natick. While military combat boots used by our country's armed forces are the finest in the world, there is always room for improvement. The contract just awarded seeks to improve the wearer's foot health and comfort by increasing flexibility and enhancing impact characteristics of such footwear, while retaining the excellent support, wearability and resistance to the elements that are characteristic of the present product. To carry out this assignment and consider all options, the Company has enlisted the aid of several sub-contractors specialized in various footwear constructions other than the DMS (Direct Molded Sole) construction of the present combat boots, and/or specialized in testing and evaluation of factors that influence the incidence of foot and leg disorders and injury. The contract just awarded includes three phases that could extend over a three-year period and is expected to result in the adoption of a new or improved design for soldier use by approximately 1998. The importance of this contract to the Company rests not as much in the revenue and net income which may be associated with it as it does in the opportunity to develop military footwear. We again have the opportunity to be of service to our primary customer, the U. S. armed forces, and we look forward to again improving the combat boots he relies upon in protecting all of us.

There is one more area where our boot development makes a significant contribution to soldiers. For several years, Ro-Search has been perfecting boots which reduce injuries among troops operating in mine- infested areas and/or engaged in mine clearance operations. To this end, a blast protective boot has been developed, incorporating a metal honeycomb in the sole deigned to absorb and deflect the blast produced by land mines. A blast protective overboot, incorporating the same honeycomb in its sole, supplemented by Kevlar(R) impact-resistant material, has been developed for use in combination with the blast protective boot in areas of greatest danger. These boots have been tested by the U.S. Military at Natick and at Aberdeen Proving Grounds and have been worn under guerilla warfare conditions in El Salvador and by Canadian forces engaged in mine clearance in U.N. operations in Kuwait and Bosnia. Such boots are presently being produced for use in Peru and Turkey and are attracting a high level of interest from the military forces of a number of other countries, besides the U.S.A.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION


                              RESULTS OF OPERATIONS

Comparing The Year Ended July 1, 1995 and July 2, 1994:

Income before income taxes in the current year was $1,212,000 compared to $2,034,000 in the prior one. Several factors resulted in the $822,000 decrease, the more significant ones being:

     1. Pairs of combat boots sold decreased almost 20%. Most of this decrease was in shipments to the U. S. government. In November, 1994, Wellco made its first shipments against an option awarded under its current military boot contract. This option has a delivery schedule of sixteen months, compared to a twelve month schedule for boots shipped in fiscal year 1994.

     2. 1994 includes $255,000 in favorable adjustments to previous estimates of contracting actions which were finalized in the fourth quarter. From time to time contract changes will occur whose financial effect on the Company are included in the financial statements at estimated amounts until final amounts are negotiated and settled with the government. Most of this $255,000 adjustment relates to estimates recorded in the years 1991-1993.

     3. Somewhat offsetting the effect of lower combat boots sales was an increase in machinery and materials sales. A significant shipment of machinery and boot materials was made to a combat boot manufacturing factory in El Salvador, which did not occur in 1994. 1995 also includes substantial machinery sales to one new boot manufacturing customer and to one long-time customer. These sales can vary significantly from year to year with the needs of these customers.

     4. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased because the Company's U. S. combat boot manufacturing licensees were also affected by the government's longer delivery schedule .

     5. While revenues decreased $252,000, certain manufacturing expenses increased, and this reduced margins. Group health insurance costs, for which the Company is self funded, increased $131,000. This cost varies from period to period with the actual amount of health costs incurred by employees. Workers' compensation insurance premiums also increased, but this was more than offset by decreases in the cost of utilities and maintenance.

     6. General and administrative expense decreased $6,000 in 1995. Employee bonus compensation decreased $69,000 with the lower net income.

     7. Dividend and interest income decreased $52,000. Investment income decreased $368,000 in the current year, primarily because two equity securities were sold for prices less than their carrying value.

The percentage of income tax provision to pretax income decreased in 1995. The untaxed portion of dividend income from corporate equity securities did not decrease in proportion to the decrease in pretax income.

In 1995,  Wellco adopted  Statement of Financial  Accounting  Standards No. 115,

"Accounting for Certain Investments in Debt and Equity Securities". This resulted in the carrying value of Marketable Securities, as shown in the Consolidated Balance Sheets, being increased by the $730,000 excess of fair value over their adjusted cost, and a corresponding increase, net of the effect of income taxes, in Stockholders' Equity of $482,000.

On December 30, 1994, Wellco purchased 400,000 shares of the common stock of Alba Waldensian, Inc. (21.5% of total shares outstanding). This investment is being accounted for on the equity method. Included in the 1995 pretax income is $69,000 representing Wellco's share of Alba's net income from the date of purchase through July 1, 1995, and the amortization of the excess of Wellco's proportionate share of Alba's net assets over Wellco's basis in the stock.

Forward Looking Information:

In August, 1993 Wellco was awarded a U. S. government combat boot contract for 277,000 pairs to be shipped over a twelve month period. The contract also contains two options for the same quantity. During the first year and each option period, the government can increase its total purchases by up to 50%, with the specific additional quantity awarded to each contractor being based on an evaluation of the contractors' performance during the prior year. To date, the government has not increased its purchases, and the Company understands that it will not during the remaining option periods of this contract.

In August, 1994 the government exercised the first option for a total of 277,000 pairs. The delivery period for shipments under this option is sixteen months, or a one-third longer period than the first year's award. This delivery extension was caused by a government program to reduce its combat boot inventories by buying fewer boots than are consumed. Deliveries under this option will be substantially completed by December, 1995.

On August 2, 1995, the government exercised its second and last option under this contract, again for the minimum 277,000 pairs. On September 26, 1995, the Company agreed to a government request for a contract modification which reduced the minimum second option pairs to 30,000. The Company understands that this request was caused by the government's over-obligation of funds for its fiscal year ending September 30, 1995, and they were correcting this by reducing their obligation on items for which delivery orders had not yet been placed. The Company agreed to this modification because the government could have otherwise exercised its right to unilaterally cancel the contract for the convenience of the government. This contract modification allows the Company to make a claim agains the government for the lost contribution to overhead, general and administrative costs and profit caused by any reduction in the original 277,000 pairs and/or any delay in production.

The government has indicated that their intent is to purchase all of the original 277,000 pairs, but they will have to wait for their fiscal year 1996 funding appropriation before increasing the 30,000 pair commitment. The Company presently believes that this will result in a reduced production schedule of no more than a few weeks, but if there is a significant delay in ordering boots and/or if the government orders significantly less than their original 277,000 pair commitment, the operating results of the Company could be adversely affected. The Company intends to file a claim for any lost overhead, general and administrative costs and profit, but any such claim would be subject to final verification and audit by the government. The Company believes that any adverse effect would only be significant starting in its third fiscal quarter beginning December 31, 1995.

The Company also understands that the government's combat boot inventory is significantly greater than what they want it to be. They are presently buying fewer pairs than consumption and will probably continue to do so for the next few years.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. Work has started on this contract and could extend over three years.

Wellco, along with two other manufacturers of military clothing, have jointly bid on a trial contract to procure, warehouse and distribute all of the standard clothing items to Air Force recruits at Lackland Air Force Base in Texas for one year, with two options for one year each. The government has been evaluating bids for many months, with the projected contract award date being no later than October 24, 1995.

Subsequent to July 1, 1995, Wellco received several orders from foreign customers for its anti-personnel mine protective boot. Interest in this product has increased significantly, but at this point it is too early to project if it will become a significant contributor to future operations.


Comparing The Year Ended July 2, 1994 and July 3, 1993:

Income before income taxes in the current year was $2,034,000 compared to $2,423,000 in the prior one.

Several factors resulted in the $389,000 decrease, the more significant ones being:

     1. Operations in the prior year included significant equipment sales under contract to a military boot factory in Colombia, South America. This contract represented a complete retooling of an existing factory, and a contract of this type and significance did not exist in 1994. Somewhat offsetting this were $255,000 in favorable adjustments to previous estimates of contracting actions which were finalized in the fourth quarter of the 1994 year. From time to time contract changes will occur whose financial effect on the Company are included in the financial statements at estimated amounts until final amounts are negotiated and settled with the government. Most of this $255,000 adjustment relates to estimates recorded in the years 1991-1993. If prior year estimates were adjusted for the actual settlement amounts, pretax income for 1993, 1992 and 1991 would be increased by approximately $101,000, $93,000 and $41,000.

     2. Revenues from technical assistance fees and equipment rentals from licensees decreased because the prior period included certain fee surcharges which did not occur in the current period. Somewhat offsetting this was the effect of certain licensees having higher sales, on which these variable fees are earned.

     3. Despite the decrease in total revenues, certain manufacturing expenses increased, and this reduced margins. Group health insurance costs, for which the Company is self funded, increased $82,000. The cost of workers' compensation insurance also increased.

     4. General and administrative expense decreased in 1994 because the prior year includes $137,000 incurred by a special committee of Wellco's Board of Directors in the investigation of a potential acquisition. Also, employee bonus compensation decreased with the lower net income.

     5. Dividend and interest income decreased because the payment of a special cash dividend in September, 1993 totaling $5,300,000 reduced invested funds.

The percentage of income tax provision to pretax income decreased in 1994. The primary reason for this was a reduction in the previously accrued liability for Puerto Rico taxes on undistributed earnings of the Company's subsidiary which operates in Puerto Rico. The subsidiary was able, under a new law of Puerto Rico, to prepay, at a 20% lower rate, certain of these taxes normally paid when that subsidiary pays a dividend to the Company.

In fiscal year 1993, Wellco elected to adopt early Financial Accounting Standards Board Opinion No. 109, "Accounting for Income Taxes". The cumulative prior year effect of adopting SFAS No. 109 was recorded in 1993 and increased net income by $260,000.
                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs.

The following table summarizes at the end of each year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:




                                                          (in thousands)

                                                  1995         1994         1993
                                                  ----         ----         ----
Cash ....................................      $ 2,423      $ 2,528      $ 3,188
Marketable Securities, Current ..........          996        2,894        6,469
Unused Line of Credit ...................        1,480        1,480        1,480
                                               -------      -------      -------
Total ...................................      $ 4,899      $ 6,902      $11,137


The decrease at the end of 1995 was primarily caused by the investment in Alba Waldensian, Inc. The decrease at the end of 1994 was caused by the payment of a special cash dividend totaling $5,300,000 in September, 1993. This dividend was paid out of monies determined by the Board of Directors to not be otherwise needed in the foreseeable future.

The following table summarizes the major sources (uses) of cash for the last three years:

                                                                  (in thousands)


                                                                                       1995                1994                1993
                                                                                       ----                ----                ----
Net Income Plus Depreciation and Equity in
Earnings of Affiliate, Less Net Investment Income ......................            $ 1,214             $ 1,490             $ 1,853
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities ...............................                192              (1,970)                978
Other ..................................................................               (173)               (119)               (281)
Net Cash Provided (Used) By Operations .................................              1,233                (599)              2,550
Net Cash From Sale of (Purchases of) Marketable
Securities .............................................................              3,653               5,563              (1,490)
Cash Used to Purchase Affiliate ........................................             (4,475)
Cash Used to Purchase Equipment ........................................               (295)               (322)               (299)
Cash Dividends Paid ....................................................               (221)             (5,530)               (217)
Other ..................................................................                228                 (11)
Net Increase (Decrease in Cash) ........................................            $  (105)            $  (660)            $   533

In 1995, cash from the sale of marketable securities was used to pay for part of the purchase of Alba Waldensian, Inc. (the affiliate) common stock. Cash from 1995 operations was also used to purchase Alba's stock, purchase equipment and pay the cash dividend. Cash from 1994 operations was used to increase inventory and to provide monies for the increase in accounts receivable. Cash from the sale of marketable securities and some of the cash from July 3, 1993 was used to pay 1994 cash dividends, including the $5,300,000 special dividend.

Cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. The Company does not know of any demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowings of $1,500,000, will expire and be subject to renewal on December 30, 1995.

                              WELLCO ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE FISCAL YEARS ENDED
                     JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993
                (in thousands except per share and number of shares)


                                                    JULY 1,   JULY 2,    JULY 3,
                                                       1995      1994       1993
                                                    -------   -------    -------
REVENUES (Notes 1, 6, 14 and 15) ..............   $ 18,003   $ 18,255   $ 18,977

COSTS AND EXPENSES:
     Cost of sales and services ...............     15,128     14,903     15,254
     General and administrative ...............      2,196      2,202      2,398
     expenses .................................       --         --         --
     Total ....................................     17,324     17,105     17,652
                                                  --------   --------   --------
DIVIDEND AND INTEREST INCOME ..................        446        498        629

NET INVESTMENT INCOME (Note 4) ................         18        386        469
                                                  --------   --------   --------
INCOME BEFORE EQUITY IN EARNINGS
     OF AFFILIATE .............................      1,143      2,034      2,423

EQUITY IN EARNINGS OF AFFILIATE
     (Notes 1 and 5) ..........................         69
                                                  --------   --------   --------
INCOME BEFORE INCOME TAXES ....................      1,212      2,034      2,423

PROVISION FOR INCOME TAXES
     (Notes 1 and 12) .........................        243        492        703
                                                  --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES .............................        969      1,542      1,720
                                                  ========   ========   ========
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME
     TAXES (Note 12) ..........................        260
                                                  --------   --------   --------
NET INCOME ....................................   $    969   $  1,542   $  1,980
                                                  ========   ========   ========
PER  SHARE  OF  COMMON  STOCK  (based  on
      weighted  average  number  of  shares
     outstanding)-
     Before cumulative effect of change
         in accounting for income .............   $   1.10   $   1.75   $   1.98
         taxes
     Cumulative effect of change in
         accounting for income taxes ..........                             0.30
                                                  --------   --------   --------
     Net income ...............................   $   1.10   $   1.75   $   2.28
                                                  ========   ========   ========
     Weighted average number of
     shares
     outstanding ..............................    884,806    881,267    869,357
                                                  ========   ========   ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 1995 AND JULY 2, 1994
                                 (in thousands)

                                     ASSETS


                                                           JULY 1,       JULY 2,
                                                              1995         1994
                                                           -------       -------

CURRENT ASSETS:
    Cash ...........................................       $ 2,423       $ 2,528
    Marketable securities,current
       (Notes 1 and 4) .............................           996         2,894
    Receivables (Note 2) ...........................         3,267         4,400
    Inventories (Notes 1 and 3) ....................         4,295         3,522
    Deferred taxes and prepaid
    expenses
       (Note 12) ...................................           429           354
                                                           -------       -------
    Total ..........................................        11,410        13,698
                                                           -------       -------

MARKETABLE SECURITIES,non-current
    (Notes 1 and 4) ................................         3,787         4,794

INVESTMENT IN AFFILIATE (Notes 1 and 5) ............         5,529

MACHINERY LEASED TO LICENSEES
    (Notes 1 and 6) ................................           111           182

PROPERTY, PLANT AND EQUIPMENT:
    (Notes 1 and 7) ................................         1,031           997

INTANGIBLE ASSETS:
    Excess of cost over net
    assets of
       subsidiary at acquisition ...................           228           228
    (Note 1)
    Intangible pension asset .......................           642           575
    (Note 10)
                                                           -------       -------
    Total ..........................................           870           803
                                                           -------       -------

DEFERRED TAXES (Note 12) ...........................           521
                                                           -------       -------

TOTAL ..............................................       $22,738       $20,995
                                                           =======       =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 1995 AND JULY 2, 1994
                                 (in thousands)

                               LIABILITIES AND EQUITY


                                                        JULY 1,         JULY 2,
                                                           1995            1994
                                                        -------         -------

CURRENT LIABILITIES:
     Short-term borrowing from bank ............    $        20     $        20
     (Note 8)
     Accounts payable ..........................          1,533           1,825
     Accrued liabilities (Note 9) ..............          1,418           1,148
     Accrued income taxes (Note 12) ............            207             353
                                                    -----------     -----------
         Total .................................          3,178           3,346
                                                    ===========     ===========

LONG-TERM LIABILITIES:
     Pension obligation (Note 10) ..............          1,887           1,647
     Deferred taxes (Note 12) ..................             10

COMMITMENT (Note 16)

STOCKHOLDERS' EQUITY (Notes 13 and 16):
     Preferred 5% cumulative redeemable,
        convertible stock; $100 par value:
        3,000 shares authorized, none
        outstanding
     Common stock, $1.00 par value;
        2,000,000 shares authorized;
        884,806 shares
         issued and outstanding ................            885             885
     Additional paid-in capital ................          1,409             759
     (Note 5)
     Retained earnings .........................         15,412          14,664
     Pension liability adjustment ..............           (525)           (306)
     (Note 10)
     Unrealized gain on marketable
         securities (Notes  1 and 4 ) ..........            482
                                                    -----------     -----------
         Total .................................         17,663          16,002
                                                    -----------     -----------


TOTAL ..........................................    $    22,738     $    20,995
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993
                                 (in thousands)

                                                  JULY 1,    JULY 2,    JULY 3,
                                                     1995       1994       1993
                                                  -------    -------    -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net income ................................   $   969    $ 1,542    $ 1,980
                                                  -------    -------    -------
    Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization ...........       332        334        342
      Net investment income ...................       (18)      (386)      (469)
      Equity in earnings of ...................       (69)
      affiliate
      (Increase) decrease in-
         Accounts receivable ..................     1,133       (767)     1,055
         Inventories ..........................      (773)    (1,047)      (440)
         Other current assets .................       (75)       (97)      (120)
      Increase (decrease)in-
         Accounts payable .....................      (292)       (31)       472
         Accrued liabilities ..................       270         (7)       (71)
         Accrued income taxes .................      (146)      (118)       (38)
         Pension obligation ...................       (46)        22        219
         Other ................................       (52)       (44)      (380)
                                                  -------    -------    -------
    Total adjustments .........................       264     (2,141)       570
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES ......................     1,233       (599)     2,550
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in affiliate ...................    (4,475)
    Net sales (purchases) of current
      marketable securities ...................     1,898      3,766     (3,997)
    Purchases of noncurrent
      marketable securities ...................    (2,343)      (588)    (2,809)
    Sales of noncurrent
      marketable securities ...................     4,098      2,385      5,316
    Purchases of equipment ....................      (295)      (322)      (299)
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
    INVESTING  ACTIVITIES .....................    (1,117)     5,241     (1,789)
                                                  -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from bank ............................     2,050
    Repayment of bank loan ....................    (2,050)
    Cash dividends paid .......................      (221)    (5,530)      (217)
    Purchase of common stock ..................       (24)
    Stock option exercise .....................       228         13
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES ......................      (221)    (5,302)      (228)
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............      (105)      (660)       533

CASH AT BEGINNING OF PERIOD ...................     2,528      3,188      2,655
                                                  -------    -------    -------

            CASH AT END OF PERIOD .............   $ 2,423    $ 2,528    $ 3,188
                                                  =======    =======    =======

                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 1, 1995, JULY 2, 1994, AND JULY 3, 1993

                                                   JULY 1,    JULY 2,    JULY 3,
                                                      1995       1994       1993
                                                   -------    -------    -------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
    Cash paid for-
      Interest ................................       $ 44       $ 20       $ 24
      Income taxes ............................        779        745        907
    Noncash increase in marketable
      securities to fair value ................        730
    Noncash increase in Investment
      in Affiliate ............................        986
                                                      ====       ====       ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993
                     (in thousands except number of shares)


                                                JULY 1,     JULY 2,     JULY 3,
                                                   1995        1994        1993
                                                -------     -------     -------

COMMON STOCK (Notes 13 and 16):
    Balance at beginning of year ...........   $    885    $    869    $    869
    Purchase of common stock ...............         (1)
    Stock option exercise ..................         16           1
                                               --------    --------    --------
    Balance at end of year .................        885         885         869
                                               --------    --------    --------

ADDITIONAL PAID-IN CAPITAL:
    (Notes 5, 13 and 16):
    Balance at beginning of year ...........        759         547         536
    Excess of basis over cost
    of investment in affiliate .............        650
    Purchase of common stock ...............         (1)
    Stock option exercise ..................        212          12
                                               --------    --------    --------
    Balance at end of year .................      1,409         759         547
                                               --------    --------    --------

RETAINED EARNINGS:
    Balance at beginning of year ...........     14,664      18,652      16,911
    Purchase of common stock ...............        (22)
    Net income .............................        969       1,542       1,980
    Cash dividends (per share: 1995
         and 1993, $.25; 1994 $6.25)........       (221)     (5,530)       (217)
                                               --------    --------    --------
    Balance at end of year .................     15,412      14,664      18,652
                                               --------    --------    --------

PENSION LIABILITY ADJUSTMENT
    (Note 10):
    Balance at beginning of year ...........       (306)       (327)
    Change for the year ....................       (219)         21        (327)
                                               --------    --------    --------
    Balance at end of year .................       (525)       (306)       (327)
                                               --------    --------    --------

UNREALIZED GAIN ON
    MARKETABLE SECURITIES (Notes 1 and 4) ..        482
                                               --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY .................   $ 17,663    $ 16,002    $ 19,741
                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

                  The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries. Appropriate eliminations have been made of intercompany transactions and balances.

         Inventories

                  Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific basis, or market.

         Income Taxes

                  The provision for income taxes is based on taxes currently payable adjusted for the net change in the deferred tax asset or liability during the current year. A deferred tax asset or liability arises from temporary differences between the carrying value of assets and liabilities for financial reporting and income tax purposes.

         Marketable Securities

                  Marketable securities consist of corporate equity and debt securities and the notes of various U. S. government agencies. Statement of Financial Accounting Standards No. 115 (SFAS
                  115), "Accounting for Certain Investments in Debt and Equity Securities", was effective as of the beginning of the 1995 fiscal year. Under SFAS 115, corporate equity and debt securities are classified as available-for-sale and are valued in the Consolidated Balance Sheets at their fair value (usually market value). The difference between fair value and the securities' adjusted cost, net of the effect of income taxes, is reflected in Stockholders' Equity.

                  U. S.  government  agency  notes,  purchased  at a discount to their face value and held for a very short period prior to their maturity, are classified as held-to-maturity. These securities are valued in the Consolidated Balance Sheets at their cost, which is not significantly less than amortized cost, and the difference between cost and the amount realized at maturity is included with Interest Income in the Consolidated Statements of Operations.

                  Retroactive application of SFAS 115 is not permitted. Prior to the 1995 fiscal year, the Company's method of accounting for marketable securities was to reflect their value at cost. Under both SFAS 115 and the prior accounting method, an unrealized loss is recognized for any decline in an individual investment's fair value below cost that is judged to be other than temporary. Realized gains and losses on the sales of investments are determined on the specific identification basis.

         Depreciation

                  The  Company  uses  the   straight-line   method  to  compute
                  depreciation on machinery leased to licensees and property, plant and equipment.


         Investment in Affiliate

                  Investment in affiliate, defined as owned more than 20% but not more than 50%, is accounted for on the equity method. Because this affiliate was purchased from a more-than- 50% owner of Wellco, the investment was initially recorded at that entity's basis at the date of Wellco's acquisition. The excess of that basis over Wellco's cost of acquisition ($650,000, net of the effect of income taxes) was recorded as an increase in Additional Paid-In Capital.

         Machinery Leased to Licensees

                  Certain shoe-making machinery is leased to licensees under cancelable operating leases. Such activity is accounted for by the operating method whereby leased assets are capitalized and depreciated over their estimated useful lives (5 to 10 years) and rentals, based primarily on the volume of shoes produced or shipped by the lessees, are recorded during the period earned.

         Intangible Asset

                  The excess of the fair value (as determined by the Board of Directors) of Wellco Enterprises, Inc. common stock issued over the net assets of Ro-Search, Incorporated at acquisition is not being amortized. This asset arose prior to 1970 and, in the opinion of management, there has not been any diminution in its value.

         Pensions

                  The Company has two non-contributory, defined benefit pension plans covering substantially all employees at its North Carolina plant. The Company's policy is to fund the minimum amount required by the Employee Retirement Income Security Act.

         Revenue Recognition

                  All government combat boot production contracts are fixed price and usually have a delivery schedule of twelve to sixteen months. Revenue is recognized for each boot shipment after it has been inspected and accepted by the government's Quality Assurance Representative.

                  Government research and development contracts are typically no more than one year in duration. Revenue is recognized as services are performed and invoiced. Revenues from licensees are recognized in the period services are rendered or products are shipped.

         Statements of Cash Flows

                  For the purpose of these statements, current marketable securities are not considered to be cash equivalents since they are purchased for yield and represent a part of the Company's investing activities.

         Fiscal Year

                  The Company's fiscal year ends on the Saturday closest to June
                  30. Because of this, the 1993 fiscal contains 53 weeks, and all other years presented contain 52 weeks.

         Postemployment Benefits

                  Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", is effective for the Company's 1995 fiscal year. As it applies to the Company, SFAS No. 112 requires the recording of an expense and liability for the cost of insurance benefits to employees who are not actively at work due to illness or layoff. The amount of this liability at July 1, 1995 was not significant.

2. RECEIVABLES:

     The majority of receivables at July 1, 1995 are from the U. S. government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant order from foreign customers. Allowances for doubtful accounts in 1995 and 1994 are not significant.

3.  INVENTORIES:

    The components of inventories are:
                                                              (in thousands)

                                                           1995             1994
                                                         ------           ------

Finished Goods ...............................           $1,723           $  734
Work in Process ..............................            1,415            1,183
Raw Materials and Supplies ...................            1,157            1,605
                                                         ------           ------
Total ........................................           $4,295           $3,522
                                                         ======           ======


4. MARKETABLE SECURITIES:

    Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", was effective as of the beginning of the 1995 fiscal year. Under SFAS 115, corporate equity and debt securities are classified as available-for-sale and are valued in the Consolidated Balance Sheets at their fair value (usually market value). The difference between fair value and the securities adjusted cost, net of the effect of income taxes, is reflected in Stockholders' Equity. U. S. government agency notes are classified as held-to-maturity and are valued at their cost which approximates amortized cost. Restatement of previously issued financial statements is not permitted under SFAS 115. The Company's previous method of accounting for investments was to reflect their value at cost and only adjust cost by any declines in fair value below cost that were judged to be other than temporary. Under both SFAS 115 and the previous method of accounting, any decline in fair value below cost that is judged to be other than temporary is recognized as an unrealized loss.

    Applying FAS 115 to the July 1, 1995 Consolidated Financial Statements resulted in corporate equity and debt securities being stated at their fair value (an increase of $730,000 over adjusted cost) with an increase in Stockholders' Equity, after the effect of income taxes, of $482,000. Fair value is usually current market value at the financial statement date.

    Adjusted cost, gross unrealized gains and losses and the fair value of all Marketable Securities at July 1, 1995 is :



                                                                                (in thousands)

                                                                                         Gross              Gross
                                                                                    Unrealized         Unrealized               Fair
                                                              Adjusted Cost               Gain               Loss              Value
                                                              -------------         ----------         ----------              -----

Corporate Equity Securities ............................             $3,057             $  778             $   48             $3,787
Corporate Debt Securities ..............................                  0                  0                  0                  0
U. S. Government Agency Note ...........................                996                  0                  0                996
                                                                     ------             ------             ------             ------
Total ..................................................             $4,053             $  778             $   48             $4,783
                                                                     ======             ======             ======             ======


     Proceeds from the sale of Marketable Securities classified under FAS 115 as available-for-sale in the fiscal year ended July 1, 1995 were $4,098,000, resulting in gross realized gains of $354,000 and gross realized losses of $142,000. An unrealized loss ($194,000) was recognized on one corporate equity security whose fair value's decline below cost was judged to be other than temporary. Realized gains and losses are determined on a specific identification basis. The U. S. Government agency note matured in July, 1995.

     The adjusted cost and fair value of marketable securities at July 2, 1994 were:

                                                                  (in thousands)
Adjusted Cost:
Corporate Equity Securities .................................             $3,334
Corporate Debt Securities ...................................              1,460
U. S. Government Agency Note ................................              2,894
                                                                          ------
Total .......................................................             $7,688
                                                                          ------
Aggregate Fair Value ........................................             $7,900


Recognized and unrecognized investment gains and losses for the 1994 and 1993 fiscal years were:

                                                                   (in thousands)

                                                          1994             1993
                                                          ----             ----

Recognized During the Year-
Realized Gains ...............................         $   663          $ 1,146
Unrealized Losses ............................            (277)            (677)
                                                       -------          -------
Net Gain .....................................             386              469
Unrecognized at End of Year-
Gains ........................................             515               78
Losses .......................................            (303)            (649)
                                                       -------          -------
Net Unrealized Gain ..........................         $   212          $   132

5.   INVESTMENT IN AFFILIATE:

     On December 30, 1994 Wellco purchased from Coronet Insurance Company for cash 400,000 shares of the common stock of Alba Waldensian, Inc. (Alba) $4,250,000 was paid to Coronet and $225,000 was paid for investment bankers fees, legal fees and other investigation costs. This represents 21.5% of total Alba common shares. At December 30, Coronet owned 58.79% of the total outstanding common stock of Wellco. Because Coronet owned more than 50% of Wellco, the investment was recorded at the basis of Coronet in these Alba shares ($5,461,000), and the excess of that basis over Wellco's cost increased Additional Paid-In Capital by $650,000, net of the effect of income taxes. The total market value of these shares, based on the closing price of Alba common stock on the American Stock Exchange on June 29,1995 was $3,650,000. Management has evaluated the reasons for the decline in Alba's market price since its acquisition and has concluded that the decline is temporary.

     Wellco has an option to purchase up to 538,000 additional Alba shares from Coronet. If all of this option was exercised, Wellco would own 50.4% of total Alba common shares.

     The investment in Alba is accounted for using the equity method. The excess of Wellco's equity in the underlying net assets of Alba ($747,000) over its basis is being amortized to income over a remaining period of approximately 7 years. Amortization included in Equity in Earnings of Affiliate in the Consolidated Statements of Operations is $50,000 in the year ended July 1, 1995.

     Alba is a manufacturer of both men's and women's apparel products as well as medical specialty products. Other than this investment, there are no business relationships or transactions between Wellco and Alba.

     Summarized financial information (unaudited) for Alba is as follows:

                                                                  (in thousands)
Financial Position at July 2, 1995:
Current Assets ................................................          $29,291
Noncurrent Assets .............................................           23,673
                                                                         -------
Total Assets ..................................................           52,964
Current Liabilities ...........................................            8,270
Noncurrent Liabilities ........................................           15,500
Stockholders' Equity ..........................................           29,194
                                                                         -------
Total Liabilities and Stockholders' Equity ....................          $52,964
Operating Results for the Six Months Ended
July 2, 1995:
Net Revenues ..................................................          $30,630
Income Before Income Taxes ....................................              144
Net Income ....................................................          $    90

6.   MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the 1995 and 1994 consolidated balance sheets is $1,408,000 and $1,337,000. Rental revenues for the fiscal years 1995, 1994, and 1993 were $122,000, $146,000 and $114,000, substantially all of which vary with lessee's production or shipments.

7.   PROPERTY, PLANT AND EQUIPMENT:

     The cost and accumulated depreciation of property, plant and equipment is summarized as follows:

                                                                   (in thousands)

                                              1995         1994 Estimated Useful
                                                                            Life
                                              ----         ---- ----------------

Land ................................       $  107       $  107
Buildings ...........................          774          774       45 Years
Machinery &
Equipment ...........................        2,226        2,190       2-20 Years
Furniture & Fixtures ................          411          337       2-10 years
Leasehold Improvements ..............           63           63       *
                                            ------       ------       ----------
Total Cost ..........................       $3,581       $3,471
Total Accumulated
Depreciation ........................       $2,550       $2,474


*Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

8.   LINE OF CREDIT:

     The Company has a $1,500,000 unsecured bank line of credit. Interest is at the bank's prime rate. The line, which expires December 30, 1995, can be renewed annually at the bank's discretion. At July 1, 1995, $1,480,000 was available for borrowing under this line.

9.   ACCRUED LIABILITIES:

     The components of accrued liabilities are:


                                                              (in thousands)

                                                         1995               1994
                                                         ----               ----
Compensation .............................             $  744             $  810
Pension ..................................                286                120
Other ....................................                388                218
                                                       ------             ------
Total ....................................             $1,418             $1,148

                                      -22-

10. PENSION PLANS:

     The Company's pension plans provide retirement benefits based on either years of service or final average annual earnings.

     The components of pension expense computed in accordance with Statement of Financial Accounting Standards No. 87 (Employers' Accounting For Pensions) are:

                                                             (in thousands)

                                                   1995        1994        1993
                                                   ----        ----        ----
Benefits Earned for Service in the
Current Year ...............................      $ 134       $  97       $  90
Interest on the Projected Benefit
Obligation .................................        357         373         374
Return on Plan Assets ......................       (207)       (196)       (201)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses Against
Actuarial  Assumptions .....................        129         131         119
                                                  -----       -----       -----
Pension Expense ............................      $ 413       $ 405       $ 382


     The liability of the plans at July 1, 1995 and July 2, 1994, and the components of the pension liability accrued in the balance sheets are:

                                                            (in thousands)

Pension Liability:                                          1995           1994
                                                            ----           ----

Accumulated Benefit Obligation,
  Substantially All Vested .......................       $ 4,742        $ 4,301
Obligation for Actuarially Projected
  Future Salary Increases ........................           322            352
Projected Benefit Obligation .....................         5,064          4,653
Plan Assets at Fair Value ........................        (2,568)        (2,534)
Projected Obligation Greater than Assets .........         2,496          2,119
Less Projected Future Salary Increases ...........          (322)          (352)
Pension Liability Recognized in the
Consolidated Financial Statements ................       $ 2,174        $ 1,767


                                                               (in thousands)

                                                             1995          1994
                                                             ----          ----
Components of Pension Liability:
Unamortized Costs Not Yet Charged
  Against Operations-
Net Obligation at July 1, 1987 .....................      $   497       $   568
Net Obligation From Changes to the
  Plans Since July 1, 1987 .........................          369           412
Net Loss From Actuarial Assumptions
  Being Different Than
  Actual ...........................................          893           411
Less Projected Future Salary Increases .............         (322)         (352)
Total Liability Not Yet Charged Against
  Operations .......................................        1,437         1,039
Amount of Liability That Has Been Charged
  Against Operations ...............................          737           728
                                                          -------       -------
Total Pension Liability ............................      $ 2,174       $ 1,767


     The pension liability not yet charged against operations is a part of the long-term pension obligation liability. This liability at July 1, 1995 is offset by an intangible pension asset of $642,000 ($575,000 at July 2,
     1994) and an equity reduction, net of income taxes, of $525,000 ($306,000 at July 2, 1994).

     Plan assets are invested in the General Investment Account of the Company's actuary. This account invests primarily in high-quality, fixed income mortgage obligations and corporate bonds. The assumed average discount rate and the expected long-term rate of return on plan assets is 7.5% ( 8% for 1994). To the extent projected benefits are based on final average annual earnings, the assumed rate of annual increase in future salary levels is 5.5% (6.5% for 1994).

11. RETIREE HEALTH BENEFITS:

     The Company provides health insurance benefits for qualified retired employees of its North Carolina plant. Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) was effective for the 1994 fiscal year. This Statement requires the recognition of the cost of postretirement benefits over the service lives of employees and the recognition, either immediately upon adoption of the Statement or over average remaining future service lives, of the liability at the date of adoption (July 4, 1993). The 1995 and 1994 Consolidated Financial Statements reflect the Statement's adoption and the Company elected to recognize the liability over remaining future service lives. Restatement of previously issued financial statements is not permitted. The Company's previous accounting method for postretirement health benefits was to expense costs in the period paid.

     Employees of the North Carolina plant who meet certain criteria and retire early (age 62-64) or disabled receive for themselves, but not for their dependents, the same health insurance benefits received by active employees. All benefits terminate when the employee becomes eligible to receive Medicare (usually age 65 or 30 months after disability date). This benefit is provided at no cost to the employee and the Company does not fund the cost of this benefit prior to costs actually being incurred.
                                      -24-

     The cost of retiree health benefits for the 1995 and 1994 fiscal year as computed under FAS 106 was:

                                                                (in thousands)

                                                                 1995       1994
                                                                 ----       ----
Benefits Earned for Current Service ......................        $20        $19
Interest Cost on Accumulated Liability ...................         20         21
Amortization of the July 4, 1993 Liability ...............         13         15
                                                                  ---        ---
Total Cost ...............................................        $53        $55


     Retirement health benefit costs expensed in the fiscal year 1993, under the Company's previous accounting method, was $26,000.

     The reconciliation of the total liability to the amount included as a liability in the Consolidated Balance Sheet at July 1, 1995 and July 2, 1994 is:

                                                                (in thousands)

                                                              1995         1994
                                                              ----         ----

Accumulated Liability For-
Retired Employees ....................................       $  12        $  46
Fully Qualified Employees ............................           0            9
Other Employees ......................................         267          215
                                                             -----        -----
Total ................................................         279          270
Less Balance of Unrecognized
  Liability at July 4, 1993 ..........................        (254)        (268)
Unrecognized Net Gain Since July 4, 1993 .............          32           29
Liability Recognized in the Consolidated
   Balance Sheet .....................................       $  57        $  31


     The assumed health care cost trend rate used to project expected future cost was 13.2% in 1995 (14% in 1994), gradually decreasing to 6% by 2004 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 8% at July 1, 1995 ( 7.5% at July 2, 1994). The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.

12. INCOME TAXES:

     In fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Standard requires that an asset and liability approach be used in accounting for income taxes and provides revised criteria for the recognition of deferred tax assets. As permitted by the Standard, prior year financial statements have not been restated. The cumulative prior year effect of adopting SFAS No. 109 was recorded in 1993 and increased net income by $260,000.

     This primarily represents the benefit of being able to reduce future years' taxable income by certain expenses previously recognized for financial statement purposes.

     The provision for income taxes consist of the following:

                                                  (in thousands)

                                              1995          1994           1993
                                              ----          ----           ----
Federal-
Currently Payable ..................         $ 143         $ 458          $ 556
Deferred ...........................            45           (84)           (10)
                                             -----         -----          -----
Total Federal ......................           188           374            546
State ..............................            55           118            157
                                             -----         -----          -----
Total Provision ....................         $ 243         $ 492          $ 703


     A    reconciliation of the effective income tax rate for the 1995, 1994 and
     1993 fiscal years is as follows:

                                                     1995       1994        1993
                                                     ----       ----        ----
Statutory Federal Income Tax Rate .............       34%        34%        34%
Current Period Income of Puerto Rico
  Subsidiary
Substantially Exempt From Puerto Rican
  and Federal Income Taxes ....................      (11%)      (11%)      (10%)
State Taxes, Net of Federal Tax Benefit .......        4%         4%         5%
Untaxed Portion of Dividend Income ............       (5%)        *          *
Other .........................................       (2%)       (3%)
Effective Income Tax Rate .....................       20%        24%        29
 * less than 1%

     Income earned in Puerto Rico by the Company's Puerto Rican subsidiary is not subject to United States federal income tax and is 90% exempt from Puerto Rican income tax through 2000.

     The accumulated undistributed earnings ($4,335,000 at July 1, 1995) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future. In 1994 under a new Puerto Rican law, the Company elected to prepay at a 8% rate certain tollgate taxes previously accrued at 10%. This is the primary reason for the decrease in the 1994 effective tax rate.
                                      -26-

     Significant components of the Company's deferred tax assets (no valuation allowance considered necessary) and liabilities as of the end of fiscal 1995 and 1994 are as follows:

                                                                 (in thousands)

                                                                 1995       1994
                                                                 ----       ----

Deferred Tax Assets:
Investment Write Downs Recognized
  in Financial Statements,
Not Yet Deducted From Taxable Income .....................       $209       $215
Pension Cost Charged Against Financial
  Statement Income, Not Yet Deducted
  From Taxable Income ....................................        153        207
Tax Effect of Pension Liability Charged
  Against Equity .........................................        270        158
Employee Compensation Charged Against
  Financial Statement Income, Not Yet
  Deducted From Taxable Income ...........................        132        137
Other ....................................................         97         71
                                                                 ----       ----
Total Deferred Tax Asset .................................        861        788
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income
  Not Yet Charged Against Financial Statement
  Income .................................................         51         63
Deferred Tax Liability on the Adjustment of
  Marketable Securities to Fair Value ....................        248
Deferred Tax Liability on Increase in Basis
  of Investment in Affiliate .............................        335
Other ....................................................         23          5
                                                                 ----       ----
Total Deferred Tax Liability .............................        657         68
                                                                 ----       ----
Net Deferred Tax Asset ...................................       $204       $720


13. STOCK OPTIONS:

     All options under the Company's 1985 Stock Option Plan have been granted. Options have a term of 10 years from the date granted and have an exercise price equal to the fair market value on the date granted. Shares under option and fully exercisable at the end of the last three fiscal years are:


                                                      1995       1994       1993
                                                      ----       ----       ----
Options Granted February 10, 1986 for the
Purchase of 6,000 Shares at $10.125 Each ......      6,000
Options Granted June 14, 1989 for the
Purchase of 10,880 Shares at $16.50 Each ......        700        700     10,800


     In September, 1993, 16,100 shares of the Company's Common stock was issued upon employees' exercise of stock options. The excess of the amount received over the par value of shares issued increased Additional Paid-in Capital.

14. SEGMENT AND REVENUE INFORMATION:

     The Company operates in one industry segment. Substantially all the Company's operating activity is from the sale of military footwear and related items, whether sold directly by the Company or its licensees.

     Revenues by class of product, major customer and export revenues for 1995, 1994 and 1993 were:

                                                     Percent of Total Revenues
                                                     1995       1994        1993
                                                     ----       ----        ----
Revenues By Class of Product:
Sales of Footwear and Related Items ...........        96%        96%        95%
Revenues From Licensees .......................         4%         4%         5%
                                                      ---        ---        ---
Total .........................................       100%       100%       100%
Major Customer-U. S. Government ...............        66%        74%        62%
Export Revenues ...............................        12%         6%        14%


     The majority of export revenues are to Central and South American countries.


15. GOVERNMENT BOOT CONTRACT REVENUES:

     In 1994 two contract actions were settled with the U. S. government, and this resulted in an increase in income before income taxes of $255,000. This amount is the excess of the actual settlement amounts over previously recorded estimates. At July 1, 1995, all significant contract items had been settled.

16. COMMITMENT:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock, which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum shares that could be purchased at July 1, 1995 is approximately 34,000.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for marketable securities during fiscal year 1995 to conform with Statement of Financial Accounting Standards No. 115. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes during fiscal year 1993 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 11, 1995

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                            Fiscal Year 1995 Quarter

                                                                         First              Second               Third        Fourth

Market Price-
High .......................................................            17 3/8              18                  17 1/2        17 1/8
Low ........................................................            14 3/4              15 5/8              14 7/8        15
Per Share Cash Dividend Declared ...........................                              $.12 1/2                          $.12 1/2



                            Fiscal Year 1994 Quarter

                                                                        First             Second              Third           Fourth

Market Price-
High .....................................................             34 7/8             21 7/8             15 1/4           14 3/4
Low ......................................................             15 3/4             13 7/8             14 1/4           14
Per Share Cash Dividend Declared .........................             $ 6.00           $.12 1/2                            $.12 1/2

The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of August 29, 1995 was 321.



Registrar and Transfer Agent
Chemical Bank
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                                                               Fiscal Year 1995 Quarter

                                                      First         Second          Third         Fourth
Revenues ......................................      $4,908         $5,045         $4,255         $3,795
Cost of Sales and Services ....................       4,174          4,047          3,775          3,132
Net Income ....................................         220            380            139        (A) 230
Net Income Per Share ..........................      $  .25         $  .43         $  .16         $  .26


                                                               Fiscal Year 1994 Quarter

                                                      First         Second          Third         Fourth
Revenues ...................................         $3,398         $4,524         $4,396         $5,937
Cost of Sales and Services .................          3,044          3,829          3,523          4,507
Net Income .................................             81       (B)  393            376       (C)  692
Net Income Per Share .......................         $  .09         $  .44           $.42         $  .78


(A) Increased by $116,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year.

     Reflects $89,000 charitable contribution to the Wellco Foundation.

(B) Includes $212,000 gain on sale of investments.

(C) Increased, by $143,000 in the fourth quarter and $61,000 in the third quarter, by the settlement of certain U. S. government contract actions at amounts different than the previously recorded estimates.
     The fourth quarter also reflects -
     $138,000 charitable contribution to the Wellco Foundation.
     $50,000 reduction in tax provision from the prepayment of certain taxes at a rate lower than that previously provided.

Officers and Directors

HORACE AUBERRY
Chairman of the Board

ROLF KAUFMAN
President

Officers

DAVID LUTZ
Secretary-Treasurer

SVEN E. OBERG
V. P. - Technical Director

RICHARD A. WOOD, Jr.
Assistant Secretary; Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

CLYDE Wm. ENGLE
Chairman of the Board and Chief Executive Officer of Telco Capital Corporation

JAMES M. FAWCETT, Jr.
Registered Representative and Agent for The Equitable Companies, Inc.

JOSEPH MINIO
President and Chief Executive Officer of Belle Haven Management, Ltd.

LEE M. MORTENSON
President and Chief Operating Officer of Sunstates Corporation

J. AARON PREVOST
Retired Banker

WILLIAM D. SCHUBERT
Principal of Advanced Management Concepts
(Management Consultants)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 1994 or 1995 fiscal years or during the period from the end of the 1995 fiscal year through the date of filing this Form 10-K.


                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 17, 1995, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.
                           (Board of Directors)
                  The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

Identification of Executive Officers:


Name                             Age      Office
Horace Auberry                    64      Chairman of the Board of Directors
Rolf Kaufman                      64      President and Director
Sven Oberg                        56      Vice President-Technical Director
David Lutz, CPA                   50      Secretary-Treasurer
Richard A. Wood, Jr.              58      Assistant Secretary


There are no arrangements or understandings pursuant to which any of the officers are elected, and all are elected to serve for one year terms. All officers have served in their indicated capacities for more than 5 years.

Item 11. Executive Compensation.
           (Executive Compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management.
             (Security Ownership)

Item 13. Certain Relationships and Related Transactions.
           (Board of Directors/Security Ownership)

Since the beginning of the 1995 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 1995  fiscal year, no -

(1)  executive officer of the Registrant or member of his immediate family,
(2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
(3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was  indebted  to the  Registrant  or its  subsidiaries  in an amount  exceeding
$60,000.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. All Financial Statements


                                                                            Page
                                                                          Number
Independent Auditors' Report                                                   9
The following consolidated financial statements
  of Wellco Enterprises, Inc. are in the
  Registrant's 1995 Annual Report which is integrated
  into Part II of this Form 10-K
  immediately after page 4
Balance Sheets-at July 1, 1995 and July 2, 1994                           12-13*
Statements of Operations-years ended July 1, 1995,
  July 2, 1994 and July 3, 1993                                              11*
Statements of Cash Flows-years ended July 1, 1995,
  July 2, 1994 and July 3, 1993                                           14-15*
Statements of Stockholders' Equity-years ended July 1, 1995,
  July 2, 1994 and July 3, 1993                                              16*
Notes to Consolidated Financial Statements                                17-28*

* Page number in the 1995 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules


                                                                            Page
                                                                          Number
Schedule II       Valuation and Qualifying Accounts                           11

The audited financial statements of Alba-Waldensian, Inc., a less than 50% owned significant subsidiary, for their fiscal year ended December 31, 1995 will be filed as an amendment to this Form 10-K within 90 days after December 31, 1995.

All other schedules are omitted because they are not applicable or not required.

3. Exhibits



Exhibit                                                                     Page
Number         Description                                                Number
  3            Articles of Incorporation and By-Laws                         13
 10            Material Contracts:
               A. Bonus Arrangement*                                         (a)
               B. 1985 Stock Option Plan for Key Employees of Wellco
                  Enterprises, Inc.*                                         (b)
 21            Subsidiaries of Registrant                                    14
 23            Consent of Experts                                            (c)
 27            Financial Data Schedule                                       15

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy;

Exhibit 3         $40.00
Exhibit 10 A.       2.00
Exhibit 10 B.       3.00

(a) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.

(b) Exhibit was filed as Exhibit A to the Proxy Statement dated October 22, 1985, and is incorporated herein by reference.

(c) Consent is contained in opinion of independent certified public accountants on page 9.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended July 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.


/s/ Horace Auberry                  /s/David Lutz
By:  Horace Auberry, Chairman       By: David Lutz, Secretary-Treasurer
(Co-Principal Executive Officer)    (Principal Financial and Accounting Officer)


/s/ Rolf Kaufman
By:  Rolf Kaufman, President
(Co-Principal Executive Officer)

Date:  September 27, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Horace Auberry                                          /s/ J. Aaron Prevost
Horace Auberry                                                  J. Aaron Prevost
(Chairman)                                                      (Director)


/s/ Rolf Kaufman                                       /s/ James M. Fawcett, Jr.
Rolf Kaufman                                               James M. Fawcett, Jr.
(Director)                                                 (Director)

 /s/ William M. Cousins, Jr.
William M. Cousins, Jr.
(Director)

Date:  September 27, 1995

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 1995. Our audits also included the financial statement schedule filed under Part IV of Item
14(a)2. These financial statements and financial statement schedule are the responsiblility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for marketable securities during fiscal year 1995 to conform with Statement of Financial Accounting Standards No. 115. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes during fiscal year 1993 to conform with Statement of Financial Accounting Standards No. 109.

We consent to the incorporation by reference of the above report in the Prospectus constituting part of the Registration Statement 33-8246 of Wellco Enterprises, Inc. on Form S-8.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 11, 1995

                            WELLCO ENTERPRISES, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 1, 1995
               INDEX TO FINANCIAL STATEMENT SCHEDULE AND EXHIBITS


                                                                            Page
Financial Statement Schedule:                                             Number
Schedule II-Valuation and Qualifying Accounts                                11
Audited Financial Statements of Less Than 50%
  Owned Significant Subsidiary                                               12
Exhibits:
Exhibit 3-Articles of Incorporation and By-Laws                              13
Exhibit 10 A.-Bonus Arrangement                                              (a)
Exhibit 10 B.-1985 Stock Option Plan for Key
  Employees of Wellco Enterprises, Inc.                                      (b)
Exhibit 21-Subsidiaries of Registrant                                        14
Exhibit 23-Consent of Experts                                                (c)
Exhibit 27-Financial Data Schedule                                           15

(a) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.

(b) Exhibit was filed as Exhibit A to the Proxy Statement dated October 22, 1995, and is incorporated herein by reference.

(c) Consent is contained in opinion of Independent Certified Public Accountants on page 9.

                                                                     SCHEDULE II


             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSUDIARIES
                               VALUATION ACCOUNTS
     FOR THE FISCAL YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1995



                                            BALANCE AT                ADDITIONS
                                          BEGINNING OF               CHARGED TO                                         BALANCE AT
DESCRIPTION                                       YEAR                   INCOME               DEDUCTIONS               END OF YEAR
Allowance for
doubtful
accounts-

 1995                                              $43                                            $ 6(A)                       $37
 1994                                               61                                             18(A)                        43
 1993                                               67                                              6(A)                        61

(A) Write off of uncollectable accounts.

                            WELLCO ENTERPRISES, INC.
   AUDITED FINANCIAL STATEMENTS OF LESS THAN 50% OWNED SIGNIFICANT SUBSIDIARY


The audited financial statements of Alba-Waldensian, Inc., a less than 50% owned significant subsidiary, for their fiscal year ended December 31, 1995 will be filed as an amendment to this Form 10-K within 90 days after December 31, 1995.