Form 10-Q
period 1995-09-30
WELLCO ENTERPRISES INC
filed 1995-11-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1995

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                           56-0769274
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            150 Westwood Circle, P.O. Box 188, Waynesville, NC 28786
                     (Address of Principal Executive Office)


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

Yes X No .

884,806 shares of $1 par value common stock were outstanding on November 10, 1995.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1995










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1995 AND JULY 1, 1995
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                    SEPTEMBER 30,        JULY 1,
                                                             1995           1995
                                                    -------------        -------

CURRENT ASSETS:
     Cash ........................................      $  2,346       $  2,423
     Marketable securities,current
         (Note 1) ................................           996            996
     Receivables .................................         3,615          3,267
     Inventories-
         Finished goods ..........................         1,074          1,723
         Work in process .........................         1,588          1,415
         Raw materials ...........................         1,254          1,157
         Total ...................................         3,916          4,295
     Deferred taxes and prepaid expenses .........           389            429
                                                        --------       --------
     Total .......................................        11,262         11,410
                                                        --------       --------

MARKETABLE SECURITIES,non-current
     (Note 1) ....................................         4,251          3,787

INVESTMENT IN AFFILIATE (Note 2) .................         5,407          5,529

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,421 and $1,408) ..........................            98            111

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................           774            774
     Machinery and equipment .....................         2,338          2,226
     Furniture and automobiles ...................           454            411
     Leasehold Improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         3,736          3,581
     Less accumulated depreciation and
        amortization .............................        (2,620)        (2,550)
                                                        --------       --------
     Net .........................................         1,116          1,031
                                                        --------       --------
INTANGIBLE ASSETS
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           642            642
                                                        --------       --------
     Total .......................................           870            870

TOTAL ............................................      $ 23,004       $ 22,738
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1995 AND JULY 1, 1995
                                 (in thousands)

                             LIABILITIES AND EQUITY

                                                     (unaudited)
                                                   SEPTEMBER 30,         JULY 1,
                                                            1995            1995
                                                   -------------         -------

CURRENT LIABILITIES:
     Short-term borrowing from bank ............       $     20        $     20
     Accounts payable ..........................          1,827           1,533
     Accrued compensation ......................            752             744
     Accrued pension ...........................            144             286
     Accrued income taxes ......................            128             207
     Other liabilities .........................            186             388
                                                       --------        --------
         Total .................................          3,057           3,178
                                                       --------        --------

LONG-TERM LIABILITIES:
     Pension obligation ........................          1,860           1,887
     Deferred taxes ............................            175              10

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value .............            885             885
     Additional paid-in capital ................          1,409           1,409
     Retained earnings .........................         15,341          15,412
     Pension liability adjustment ..............           (525)           (525)
     Unrealized gain on marketable
         securities ............................            802             482
                                                       --------        --------
         Total .................................         17,912          17,663

TOTAL ..........................................       $ 23,004        $ 22,738
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
              (in thousands except per share and number of shares)

                                                      (unaudited)
                                                    SEPTEMBER 30,     OCTOBER 1,
                                                             1995           1994
                                                    ------------      ----------

REVENUES (Note 3) ................................     $   4,378      $   4,908
                                                       ---------      ---------

COSTS AND EXPENSES:
     Cost of sales and services ..................         3,959          4,174
     General and administrative expenses .........           464            513
                                                       ---------      ---------
     Total .......................................         4,423          4,687
                                                       ---------      ---------

DIVIDEND AND INTEREST INCOME .....................            88            111

NET INVESTMENT INCOME (LOSS) .....................            18            (22)
                                                       ---------      ---------

TOTAL DIVIDEND, INTEREST & INVESTMENT
     INCOME (LOSS) ...............................           106             89

INCOME BEFORE EQUITY IN LOSS
     OF AFFILIATE ................................            61            310

EQUITY IN LOSS OF AFFILIATE (Note 2) .............          (122)
                                                       ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES ................           (61)           310

PROVISION FOR INCOME TAXES .......................            10             90
                                                       ---------      ---------

NET INCOME (LOSS) ................................     $     (71)     $     220
                                                       =========      =========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) .........................     $   (0.08)     $    0.25
                                                       =========      =========
     Weighted average number of shares
     outstanding .................................       884,806        884,806
                                                       =========      =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                                 (in thousands)

                                                       (unaudited)
                                                     SEPTEMBER 30,    OCTOBER 1,
                                                              19            1994
                                                     -----------      ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) .............................      $   (71)      $   220
                                                          -------       -------
     Adjustments  to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
        Depreciation and amortization ..............           83            85
        Net investment income (loss) ...............          (18)           22
        Equity in loss of affiliate ................          122
        (Increase) decrease in-
            Accounts receivable ....................         (348)          664
            Inventories ............................          379          (156)
            Other current assets ...................           40           (52)
        Increase (decrease)in-
            Accounts payable .......................          294            60
            Accrued liabilities ....................         (336)          (45)
            Accrued income taxes ...................          (79)           96
            Pension obligation .....................          (27)            9
                                                          -------       -------
     Total adjustments .............................          110           683
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ..........................           39           903
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales (purchases) of current
        marketable securities ......................            0           504
     Purchases of noncurrent
        marketable securities ......................            0          (982)
     Sales of noncurrent
        marketable securities ......................           39           446
     Purchases of equipment ........................         (155)         (100)
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     INVESTING  ACTIVITIES .........................         (116)         (132)
                                                          -------       -------

NET INCREASE (DECREASE) IN CASH ....................          (77)          771

CASH AT BEGINNING OF PERIOD ........................        2,423         2,528
                                                          -------       -------

CASH AT END OF PERIOD ..............................      $ 2,346       $ 3,299
                                                          =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
        Interest ...................................      $     0       $     0
        Income taxes ...............................            0             7
     Noncash increase in marketable
        securities to fair value ...................        1,215           469
                                                          =======       =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 30, 1995
                     (in thousands except number of shares)
                                   (unaudited)

                                                                     Common Stock                      Additional
                                                                                          Par             Paid-In           Retained
                                                                    Shares               Value            Capital           Earnings
                                                                  ------------------------------------------------------------------

BALANCE AT JULY 1, 1995 ...............................            884,806           $    885           $  1,409           $ 15,412
Net loss for the
     fiscal three months
     ended September 30, 1995
                                                                                                                                (71)
                                                                   -------           --------           --------           ---------
BALANCE AT SEPTEMBER 30, 1995 .........................            884,806           $    885           $  1,409           $ 15,341
                                                                   =======           ========           ========            ========





                                                        Pension       Unrealized
                                                      Liability       Investment
                                                     Adjustment             Gain
                                                     ---------------------------
BALANCE AT JULY 1, 1995 .........................          $(525)          $ 482
Change for the three
     months ended
     September 30, 1995 .........................            320
                                                           -----           -----

BALANCE AT SEPTEMBER 30, 1995 ...................          $(525)          $ 802
                                                           ======          =====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 30, 1995

1. MARKETABLE SECURITIES:

      Marketable Securities, current at September 30, 1995 represents a U. S. government agency note, purchased at a discount to its face value in September, 1995 and having a maturity date in October, 1995. This security is classified as held-to-maturity and is valued in the Consolidated Balance Sheets at its cost, which is not significantly less than amortized cost. The difference between cost and the amount realized at maturity will be recognized as Interest Income in the period of the note's maturity.

      Marketable Securities, non-current at September 30, 1995 consist of corporate equity securities which are classified as available-for-sale. These securities are valued in the Consolidated Balance Sheets at their fair value (usually market value). The difference between the fair value and adjusted cost of these securities, net of the effect of income taxes, is reflected in Stockholders' Equity.

      Adjusted cost, gross unrealized gains and losses and the fair value of all Marketable Securities at September 30, 1995 is:

                                                                  (in thousands)

                                                                                         Gross               Gross
                                                                                    Unrealized          Unrealized              Fair
                                                              Adjusted Cost               Gain                Loss             Value
                                                              ----------------------------------------------------------------------
Corporate Equity Securities ............................             $3,036             $1,251             $   36             $4,251
U. S. Government Agency Note ...........................                996                996
                                                                     ------             ------             ------             ------
Total ..................................................             $4,032             $1,251             $   36             $5,247
                                                                     ======             ======             ======             ======

      Proceeds from the sale of a Marketable Security classified as available-for-sale in the fiscal three months ended September 30, 1995 was $39,000, resulting in a gross realized gain of $18,000. Realized gains and losses are determined on a specific identification basis.

2. INVESTMENT IN AFFILIATE:

      On December 30, 1994 Wellco purchased 400,000 shares of the common stock of Alba Waldensian, Inc. (Alba) which represents 21.5% of total Alba common shares. The total market value of these shares, based on the closing price of Alba common stock on the American Stock Exchange on September 29, 1995, was $3,600,000.

      The investment in Alba is accounted for using the equity method. Operating results for the fiscal quarter ended September 30, 1995 includes as Equity in Loss of Affiliate a charge of $122,000 representing Wellco's equity ($155,000) in Alba's loss for this period less the amortization ($33,000) of the excess of Wellco's equity in the underlying net assets of Alba over the basis of Wellco's investment.

      Alba is a manufacturer of both men's and women's apparel products as well as medical specialty products. Other than this investment, there are no business relationships or transactions between Wellco and Alba.

      Summarized financial information (unaudited) for Alba is as follows:

                                                                  (in thousands)

Financial Position at October 1, 1995:
Current Assets ...............................................         $ 28,915
Non-Current Assets ...........................................           23,932
                                                                       --------
Total Assets .................................................           52,847
Current Liabilities ..........................................            9,491
Non-Current Liabilities ......................................           14,887
Stockholders' Equity .........................................           28,469
                                                                       --------
Total Liabilities and Stockholders' Equity ...................         $ 52,847
Operating Results for the Fiscal Nine
Months Ended October 1, 1995:
Net Revenues .................................................         $ 47,399
(Loss)  Before Income Taxes ..................................           (1,031)
Net (Loss) ...................................................         ($   639)
Operating Results for the Fiscal Three
Months Ended October 1, 1995:
Net Revenues .................................................         $ 16,769
(Loss)  Before Income Taxes ..................................           (1,175)
Net (Loss) ...................................................         ($   729)


3. GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three month period ended September 30, 1995 include $112,000 representing the estimated amount of a contract change order that has not as yet been negotiated with the government. Any difference between this estimate and the actual amount negotiated will be recorded in the period in which negotiations are completed.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Three Months Ended September 30, 1995 and October 1, 1994:

Loss before income taxes in the current period was $61,000 compared to an income of $310,000 in the prior one. The current period loss was caused by the recording of $122,000 as equity in the loss of an affiliate (Alba Waldensian, Inc., see Note 2 to the Consolidated Financial Statements). As reported in its Form 10-Q for the fiscal quarter ended October 1, 1995, Alba recorded an additional $1,200,000 write-down of inventory in the quarter. The additional write-down was necessary because of softness in Alba's Consumer Products sales and because product prices were depressed by other manufacturers closing out excess inventory throughout the market place. This resulted in Alba having a pretax loss in the quarter of $1,175,000.

Income before equity in the loss of affiliate in the current period was $61,000, which compares to $310,000 in the prior period. The following events are the major reasons for this decrease:

1. The prior period included the shipment of combat boot manufacturing materials and machinery to a factory in El Salvador, which did not occur in the current period. From time to time, Wellco supplies materials, machinery and technical assistance to combat boot manufacturing factories in foreign countries. The prior period also includes substantial machinery sales to one new customer and to one long-time customer. These sales can vary significantly from period to period with the needs of this group of customers.

2. In the prior period, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, which were $54,000 more than estimates recorded in the 1994 fiscal year. The favorable effect of these adjustments was included in the three months ended October 1, 1994.

Pairs of combat boots shipped to the U. S. government were unchanged from the prior period. A significant shipment of combat boots to a foreign customer caused total pairs of combat boots sold in the current period to increase by approximately 8%.

Health insurance costs in the current period were $16,000 higher than the prior one. The Company is self funded for its employees' health insurance and this cost varies from period to period, depending on the actual amount of health costs incurred by employees. Other insurance costs increased $9,000. General and administrative costs decreased $49,000. This was primarily caused by a lower provision for employee bonuses, which substantially vary with income, and lower travel and commission expense.

Forward Looking Information:

On August 2, 1995, the government exercised its second and last option under the Company's current combat boot contract for a minimum 277,000 pairs. On September 26, 1995, the Company agreed to a government request for a contract modification which reduced this minimum pairs to 30,000. The Company understands that this request was caused by the government's over-obligation of funds for its fiscal year ending September 30, 1995, and they were correcting this by reducing their obligation on items for which delivery orders had not yet been placed. The Company agreed to this modification because the government could have otherwise exercised its right to unilaterally ternimate the contract for the convenience of the government, and because the government agreed that the Company would be reimbursed for any lost contribution to overhead, general and administrative costs and profit caused by any reduction in the original

277,000 pairs and/or any delay in production.

The government has indicated that their intent is to purchase all of the original 277,000 pairs, but they will only be able to increase the 30,000 commitment after they get funding appropriations. On October 27, 1995 the government issued delivery orders raising the 30,000 pairs to 70,000 pairs. This has meant a return to full boot manufacturing operations, after a suspension in October of certain production operations lasting approximately two weeks. The Company believes that the government will purchase all of the original 277,000 pairs, thereby avoiding their reimbursment to Wellco of certain lost costs and profit.

Since 1992, the government has had a policy of reducing its inventory of combat boots by buying fewer pairs than were consumed. The government has indicated that this policy will continue through the next three-year contract which is expected to be awarded in the middle part of calendar year 1996, and that by the end of that contract in 1999, the inventory reduction will be completed.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. Work has started on this contract and could extend over three years.

Wellco, along with two other manufacturers of military clothing, have jointly bid on a trial contract to procure, warehouse and distribute all of the standard clothing items to Air Force recruits at Lackland Air Force Base in Texas for one year, with two options for one year each. The government has been evaluating bids for many months, and the expected award date has been extended many times, with the most recent one being November 17, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs.

The following table summarizes at the end of the most recent fiscal three months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing capacity:

                                                                  (in thousands)

                                              Fiscal Three Months    Fiscal Year
                                               September 30, 1995   July 1, 1995
                                              -------------------   ------------

Cash .............................................         $2,346         $2,423
Marketable Securities, Current ...................            996            996
Unused Line of Credit ............................          1,480          1,480
                                                           ------         ------
Total ............................................         $4,822         $4,899
                                                           ======         ======

The following table summarizes the major sources (uses) of cash for the three months ended September 30, 1995:

                                                                  (in thousands)

                                                                   September 30,
                                                                            1995
                                                                   -------------
Net Income Plus Depreciation, Less Net Investment Income
and Equity in Loss of Affiliate ....................................      $ 116
Net Change in Accounts Receivable, Inventory, Accounts
Payable and Accrued Liabilities ....................................        (90)
Other ..............................................................         13
Net Cash Provided  By Operations ...................................         39
Net Cash From Sale of Marketable Securities ........................         39
Cash Used to Purchase Equipment ....................................       (155)
Net Decrease in Cash ...............................................      $ (77)


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

               a).  Exhibits: None

               b).  Reports on Form 8-K:  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Wellco Enterprises, Inc., Registrant




 \s\
David Lutz, Secretary/Treasurer and
Principal Financial Officer

November 13, 1995