Form 10-Q
period 1995-12-30
WELLCO ENTERPRISES INC
filed 1996-03-08
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER  30, 1995

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                      56-0769274
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

Yes X No .

374,382  shares of $1 par value common stock were outstanding on March 1, 1996.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 30, 1995










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments, except those related to the repurchase of common stock as discussed in Note 3 to the Consolidated Financial Statements, are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 1995 AND JULY 1, 1995
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                      DECEMBER 30,       JULY 1,
                                                              1995          1995
                                                      ------------       -------

CURRENT ASSETS:
     Cash ..........................................     $  1,433      $  2,423
     Marketable securities,current
         (Note 1) ..................................        3,282           996
     Receivables ...................................        5,131         3,267
     Inventories-
         Finished goods ............................        1,255         1,723
         Work in process ...........................        1,279         1,415
         Raw materials .............................        1,214         1,157
                                                         --------      --------
         Total .....................................        3,748         4,295
     Deferred taxes and prepaid expenses ...........          242           429
                                                         --------      --------
     Total .........................................       13,836        11,410
                                                         --------      --------
MARKETABLE SECURITIES, non-current
     (Note 1) ......................................        3,787

INVESTMENT IN AFFILIATE (Note 2) ...................        5,529

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,434 and $1,408) ............................           85           111

PROPERTY, PLANT AND EQUIPMENT:
     Land ..........................................          107           107
     Buildings .....................................          774           774
     Machinery and equipment .......................        2,376         2,226
     Furniture and automobiles .....................          463           411
     Leasehold Improvements ........................           63            63
                                                         --------      --------
     Total cost ....................................        3,783         3,581
     Less accumulated depreciation and
        amortization ...............................       (2,690)       (2,550)
                                                         --------      --------
     Net ...........................................        1,093         1,031
                                                         --------      --------
INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ..................          228           228
     Intangible pension asset ......................          642           642
                                                         --------      --------
     Total .........................................          870           870
DEFERRED TAXES .....................................          365
                                                         --------      --------

TOTAL ..............................................     $ 16,249      $ 22,738
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 1995 AND JULY 1, 1995
                                 (in thousands)

                             LIABILITIES AND EQUITY

                                                       (unaudited)
                                                      DECEMBER 30,       JULY 1,
                                                              1995          1995
                                                      ----------         -------
CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 4) .......     $  4,520      $     20
     Accounts payable ..............................        1,871         1,533
     Accrued compensation ..........................          564           744
     Accrued pension ...............................          116           286
     Accrued income taxes ..........................           69           207
     Cash dividend declared ........................           47             0
     Other liabilities .............................          185           388
                                                         --------      --------
         Total .....................................        7,372         3,178
                                                         --------      --------


LONG-TERM LIABILITIES:
     Pension obligation ............................        1,860         1,887
     Deferred taxes ................................            0            10
     Note payable (Note 5) .........................          492             0

CONTINGENCY (Note 6)

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $1.00 par value .................          374           885
     Additional paid-in capital ....................          598         1,409
     Retained earnings .............................        5,807        15,412
     Pension liability adjustment ..................         (525)         (525)
     Unrealized gain on marketable
         securities ................................          271           482
                                                         --------      --------
         Total .....................................        6,525        17,663
                                                         --------      --------

TOTAL ..............................................     $ 16,249      $ 22,738
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                    DECEMBER 30,    DECEMBER 31,
                                                            1995            1994
                                                    ------------    ------------
REVENUES (Note 6) ................................     $   9,034      $   9,953
                                                       ---------      ---------

COSTS AND EXPENSES:
     Cost of sales and services ..................         8,113          8,221
     General and administrative expenses .........         1,006          1,076
                                                       ---------       ---------
     Total .......................................         9,119          9,297
                                                       ---------      ---------

DIVIDEND AND INTEREST INCOME .....................           171            225

NET INVESTMENT INCOME (LOSS) (Note 1) ............           702             (1)
                                                       ---------      ---------
INCOME BEFORE LOSS IN AFFILIATE
     AND STOCK REPURCHASE CHARGE .................           788            880

LOSS IN AFFILIATE (Note 2) .......................          (601)

STOCK REPURCHASE CHARGE (Note 3) .................          (110)
                                                       ---------      ---------

INCOME BEFORE INCOME TAXES .......................            77            880

PROVISION FOR INCOME TAXES .......................            30            280
                                                       ---------      ---------

NET INCOME .......................................            47            600
                                                       ---------      ---------

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) .........................     $    0.05      $    0.68
                                                       ---------      ---------
     Weighted average number of shares
     outstanding .................................       884,806        884,806
                                                       =========      =========




See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
              (in thousands except per share and number of shares)

                                                       (unaudited)
                                                    DECEMBER 30,    DECEMBER 31,
                                                            1995            1994
                                                    ------------    ------------

REVENUES ........................................      $   4,656       $   5,045
                                                       ---------       ---------

COSTS AND EXPENSES:
     Cost of sales and services .................          4,154           4,047
     General and administrative expe ............            542             563

                                                       ---------       ---------
     Total ......................................          4,696           4,610
                                                       ---------       ---------

DIVIDEND AND INTEREST INCOME ....................             83             114

NET INVESTMENT INCOME ...........................            684              21
                                                       ---------       ---------

INCOME BEFORE LOSS IN AFFILIATE
     AND STOCK REPURCHASE CHARGE ................            727             570

LOSS IN AFFILIATE ...............................           (479)

STOCK REPURCHASE CHARGE .........................           (110)
                                                       ---------       ---------

INCOME BEFORE INCOME TAXES ......................            138             570

PROVISION FOR INCOME TAXES ......................             20             190
                                                       ---------       ---------
NET INCOME ......................................      $     118       $     380
                                                       =========       =========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ........................      $    0.13       $    0.43
                                                       ---------       ---------

     Weighted average number of shares
     outstanding ................................        884,806         884,806
                                                       =========       =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                 (in thousands)

                                                          (unaudited)
                                                      DECEMBER 30,  DECEMBER 31,
                                                             1995           1994
                                                      ------------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $    47      $   600
                                                           -------      -------
     Adjustments  to  reconcile  net  income
     to net  cash  provided  (used)  by
     operating activities:
         Depreciation and amortization ...............         166          172
         Net investment (income) loss ................        (702)           1
         Loss in Affiliate ...........................         601
         Stock repurchase charge .....................         110
         (Increase) decrease in-
             Accounts receivable .....................      (1,014)         193
             Inventories .............................         547          596
             Other current assets ....................         187         (140)
         Increase (decrease)in-
             Accounts payable ........................         338           56
             Accrued liabilities .....................        (553)        (260)
             Accrued income taxes ....................        (138)          50
             Pension obligation ......................         (27)          17
             Other ...................................        (266)
                                                           -------      -------
     Total adjustments ...............................        (751)         685
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................        (704)       1,285
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in affiliate .........................      (4,423)
     Net sales (purchases) of current
         marketable securities .......................         996        1,897
     Purchases of noncurrent
         marketable securities .......................           0       (2,342)
     Sales of noncurrent
         marketable securities .......................          37          937
     Purchases of equipment ..........................        (202)        (144)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     INVESTING  ACTIVITIES ...........................         831       (4,075)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from bank ..................................       4,500        2,050
     Purchase of common stock ........................      (5,617)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................      (1,117)       2,050
                                                           -------      -------

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                 (in thousands)

                                                             (unaudited)
                                                      DECEMBER 30,  DECEMBER 31,
                                                             1995           1994
                                                      -----------   ------------


NET INCREASE (DECREASE) IN CASH ......................        (990)        (740)

CASH AT BEGINNING OF PERIOD ..........................       2,423        2,528
                                                           -------      -------

CASH AT END OF PERIOD ................................     $ 1,433      $ 1,788
                                                           -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ....................................     $    18      $    24
         Income taxes ................................         131          243
     Noncash increase in marketable
         securities to fair value ....................         410          507
     Noncash exchange of investment in
         Affiliate for stock repurchase ..............       4,928
     Note issued as part of stock repurchase .........         492
                                                           =======      =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 30, 1995
                     (in thousands except number of shares)
                                   (unaudited)


                                        Common Stock
                                                         Additional
                                                 Par       Paid-In      Retained
                                    Shares      Value      Capital      Earnings
                                    --------------------------------------------

BALANCE AT JULY 1, 1995             884,806    $ 885      $ 1,409       $15,412

Stock repurchased                  (510,424)    (511)        (811)       (9,605)
Net income for the
     fiscal six months
     ended December 30, 1995                                                 47
Cash dividends declared
     ($.125 per share)                                                      (47)
                                    --------------------------------------------

BALANCE AT DECEMBER 30, 1995        374,382    $ 374       $  598        $5,807
                                    ============================================





                                       Pension        Unrealized
                                     Liability        Investment
                                     Adjustment             Gain
                                     ---------------------------

BALANCE AT JULY 1, 1995                   $(525)           $ 482
Change for the six
     months ended
     December 30, 1995                                      (211)
                                     ----------------------------

BALANCE AT DECEMBER 30, 1995              $(525)             271
                                     ===========================


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 30, 1995

1. MARKETABLE SECURITIES:

      Marketable Securities, current, at December 30, 1995 represent corporate equity securities. These securities are classified as available-for-sale and are valued in the Consolidated Balance Sheets at their fair value (usually market value). The difference between the fair value and adjusted cost of these securities, net of the effect of income taxes, is reflected in Stockholders' Equity. Marketable Securities, current, at July 1, 1995 represents a U. S. government agency note, classified as held-to-maturity and valued in the Consolidated Balance Sheets at its cost, which is not significantly less than amortized cost. Marketable Securities, non-current, at July 1, 1995 consist of corporate equity securities.

      Adjusted cost, gross unrealized gains and losses and the fair value of all Marketable Securities at December 30, 1995 is:
                                                     (in thousands)

                                                   Gross        Gross
                                              Unrealized   Unrealized      Fair
                              Adjusted Cost         Gain         Loss     Value
Corporate Equity Securities          $2,872         $443          $33    $3,282


      Proceeds from the sale of a Marketable Security, classified as available-for-sale, in the fiscal six months ended December 30, 1995 was $37,000. One security was sold on December 29, 1995, and the $850,000 proceeds from its sale is included in accounts receivable. These sales resulted in a gross realized gain of $702,000. Realized gains and losses are determined on a specific identification basis.

      All Marketable Securities, current, at December 30, 1995 were sold in January and February, 1996 and the cash received was used to repay a bank loan incurred to repurchase 510,424 shares of the common stock of Wellco (see Note 3). The gain from these sales was $472,000, which will be recognized in the third quarter of the 1996 fiscal year.

2. INVESTMENT IN AFFILIATE:

      On December 30, 1994 Wellco purchased from Coronet Insurance Company (Coronet) for cash 400,000 shares of the common stock of Alba Waldensian, Inc. (Alba) which represented 21.5% of total Alba common shares. Because Coronet owned more than 50% of Wellco's total outstanding common stock, Wellco recorded as its carrying value of this investment Coronet's basis in these Alba shares. The excess of that basis over Wellco's cost increased Additional Paid-In Capital by $650,000, net of the effect of income taxes. This investment has been accounted for on the equity method.

      Operating results for the fiscal six months ended December 30, 1995 includes as Loss in Affiliate a charge of $601,000, representing Wellco's $305,000 equity in Alba's loss for this period and a $296,000 reduction of this investment's carring value to fair value . The charge for the fiscal three months ended December 30, 1995 is $479,000, of which $183,000 is the equity in Alba's quarterly loss and $296,000 is the fair value adjustment. On December 29, 1995, these shares were used as part of the consideration paid for the repurchase of 510,424 shares of the common stock of Wellco (See Note 3).

      Other than this investment, there are no business relationships or transactions between Wellco and Alba.

3. REPURCHASE OF COMMON STOCK:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company (Coronet) 510,424 shares of Wellco's common stock, which represents 57.69% of total shares outstanding at that time. Cash of $5,460,000 and the 400,000 shares of Alba-Waldensian, Inc. (Alba) common stock were paid for these Wellco shares. In addition, for the six years beginning with the 1997 fiscal year which starts June 30, 1996, certain additional payments, not to exceed $1,531,000, will be made contingent upon cumulative net income exceeding certain defined amounts. After this repurchase there are 374,382 common shares outstanding. Under North Carolina law the shares repurchased constitute authorized but unissued shares.

      After this repurchase, Coronet owns 25,000 shares of Wellco which represents approximetely 7% of the remaining shares outstanding. The Repurchase Agreement provides that for a period of ten years after December 29, 1995 Coronet will limit its ownership of Wellco common stock to not more than 20% of total shares outstanding. The Consolidated Statements of Operations for the three and six months ended December 30, 1995 include as Stock Repurchase Charge $110,000 representing the value assigned to this limitation.

      This repurchase was recorded at the cash paid, the fair value of the Alba shares, the present value of the additional amount projected to be paid during the six year period and the amount of investment banker, legal, accounting and other costs incurred related to this share repurchase, a total of $10,927,000. The par value of the the common stock repurchased ($511,000) was charged against Common Stock. The excess of total amount paid over the par value of Wellco's common stock repurchased was charged to Additional Paid-In Capital ($811,000) and Retained Earnings
      ($9,605,000). The present value of projected additional payments ($492,000) to be made in the six year period is shown in the Consolidated Balance Sheets as Note Payable.

4. SHORT-TERM BORROWING FROM BANK:
      On December 29, 1995, $4,500,000 was borrowed from a bank and used to provide part of the cash paid for the stock repurchase. In January and February, 1996, all Wellco's marketable securities were sold and the bank loan repaid.

5. NOTE PAYABLE:

      This represents the present value of the expected future payments to be made under the stock repurchase referred to in Note 3. The discount rate used was 10%, and the expected payment schedule for each of the six fiscal years is:


                                                 Present Value of
Fiscal Year                                      Expected Payment
1997                                                      $93,000
1998                                                          -0-
1999                                                          -0-
2000                                                       43,000
2001                                                      186,000
2002                                                      170,000
Total                                                    $492,000


      Actual payments under the note will only be made for amounts by which 60% of each year's net income exceeds certain defined amounts, calculated on a cumulative basis. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2002 fiscal year.

      Adjustments will be made to the amount recorded based on actual amounts paid and if future events significantly change estimated future payments.

6. GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the six month period ended December 30, 1995 include $552,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any difference between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

                          PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Six Months Ended December 30, 1995 and December 31, 1994:

Income before income taxes in the current period was $77,000 compared to $880,000 in the prior one. Current period income was reduced by a $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco has owned 400,000 common shares of Alba (21.5% of total shares) since December 30, 1994. Wellco's investment in Alba was exchanged on December 29, 1995, as part of the purchase price, for Wellco's repurchase of 510,424 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years (see Note 3 to the Consolidated Financial Statements).

Income before income taxes, the Loss in Affiliate and the Stock Repurchase Charge was $788,000, which compares to income of $880,000 in the prior period. The total of interest, dividend and investment income in the current period is $873,000 compared to $224,000 in the prior period, primarily because the current period includes the sale of one marketable security at an amount significantly greater that its carrying value. Before Loss in Affiliate, Stock Repurchase Charge and interest, dividend and investment income, the Company had a pretax loss of $85,000 in the current period compared to income of $656,000 in the prior period. The major reasons for this decrease are:

1. Pairs of combat boots sold to the U. S. government decreased approximately 13% in the current period. Prior to November, 1994, Wellco was shipping combat boots under the delivery schedule of the base period of its current contract . This required the delivery of approximately 277,000 pairs in a twelve month period. In November, 1994 Wellco started shipping against the delivery schedule of the first option of this contract. This delivery schedule called for delivery of another 277,000 pairs over an extended 16 month period. Current period combat boot sales to the U. S. government fully reflect this extended delivery period whereas only part of this extended delivery period is reflected in the prior period. Although sales of boots to customers other than the U. S. government increased in the current period, lower margins on these sales did not offset the effect of lower U. S. government sales. This market is dominated by low cost foreign manufacturers and price, not quality, is frequently the buyers' primary concern.

2. Shipments of combat boot manufacturing materials and machinery to foreign customers decreased in the current period. The prior period also includes significant machinery sales to one new customer and to one long-time customer, which did not occur in the current period. These sales can vary significantly from period to period with the needs of this group of customers. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased because shipments of the Company's U. S. combat boot manufacturing licensees were also affected the government's longer delivery schedules.

3. In the prior period, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, whose actual amounts were greater than previously recorded estimates. This increased pretax profits $54,000 in the prior period.

While these items resulted in a total revenue decrease of $919,000, the major categories of fixed and semi- variable costs increased by a total $29,000. Several expenses in this category went up by small amounts (health and workers' compensation insurance, utilities, pension) and several went down by small amounts (repairs and maintenance, manufacturing supplies, travel). The overall increase had a negative effect on operating results.

Forward Looking Information:

On August 2, 1995, the government exercised its second and last option under the Company's current combat boot contract for a minimum 277,000 pairs. On September 26, 1995, the Company agreed to a government request for a contract modification which reduced this minimum pairs to 30,000. The Company understands that this request was caused by the government's over-obligation of funds for its fiscal year ending September 30, 1995, and they were correcting this by reducing their obligation on items for which delivery orders had not yet been placed. At that time, the government indicated that it was their intent to purchase all of the original 277,000 pairs. The Company agreed to this modification because the government could have otherwise exercised its right to unilaterally terminate the contract for the convenience of the government, and because the government agreed that the Company would be reimbursed for any lost contribution to overhead, general and administrative costs and profit caused by any reduction in the original 277,000 pairs and/or any delay in production. The government's delivery orders issued to date against this option are on schedule for their purchasing the full 277,000 pairs.

Because of limitations imposed by the current contract, deliveries under this second option will be over a period of twelve months, and Wellco made the first delivery in January, 1996. Deliveries under the first option, which were completed in December, 1995, were for the same 277,000 pairs and were over a period of sixteen months. The second option's shorter delivery period will increase sales of combat boots to the U.
S. government through December 1996.

Since 1992, the government has had a policy of reducing its inventory of combat boots by buying fewer pairs than were consumed. One result of this policy was the sixteen month delivery schedule under the first option of the current contract. The government has indicated that this policy will continue through the next three-year contract. This contract is expected to be awarded in August, 1996 with first deliveries in January, 1997, and by the end of that contract in 1999 the inventory reduction should be accomplished. Wellco understands that the total pairs to be purchased under the new contract will be less than those purchased under the current one. Wellco will bid on this contract. As with any bid, there is no assurance that Wellco will be awarded a contract, or that contract prices will offset the effect on operating results of the reduced number of pairs.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. This work is divided into three phases and will be completed in about two years. Development, testing and delivery of prototype boots under the first phase of this contract was completed in late February, 1996, and operating results for the third fiscal quarter of 1996 will reflect the completion of the first phase of this work.

As discussed below in the section on liquidity and capital resources, Wellco has sold all of its marketable securities to provide the cash portion of the total price paid for the repurchase of 510,424 share of its common stock. The third fiscal quarter ending March 30, 1996 will include investment income of $472,000 from the sale of these securities. The sale of these securities will have a negative effect on future periods net income to the extent that interest, dividends and investment income would have been realized from these securities. The 400,000 shares of Alba-Waldensian, Inc. common stock owned by Wellco was exchanged as part of the total price to repurchase these Wellco shares . Future periods Consolidated Statements of Operations will not include any equity in the income or loss of Alba.

Comparing The Three Months Ended December 30, 1995 and December 31, 1994:

Income before income taxes in the current period was $138,000 compared to $570,000 in the prior one. Current period income was reduced by a $479,000 charge for Loss in Affiliate, representing Wellco's $183,000 equity in the three-month loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Income was also reduced by the $110,000 Stock Repurchase Charge.

Income before income taxes, the Loss in Affiliate and the Stock Repurchase Charge was $727,000, which compares to income of $570,000 in the prior period. The total of interest, dividend and investment income in the current period is $767,000 compared to $135,000 in the prior period, primarily because the current period includes the sale of one marketable security at an amount significantly greater that its carrying value. Before Loss in Affiliate, Stock Repurchase Charge and interest, dividend and investment income, the Company had pretax loss of $40,000 in the current period compared to income of $435,000 in the prior period. The major reasons for this decrease are:


1. Pairs of combat boots sold to the U. S. government decreased approximately 22% in the current period for the reasons stated in the six month comparison. Sales of boots to customers other than the U. S. government increased in the current period, but lower margins on these sales did not offset the effect of lower U. S. government sales.

2. The prior period includes significant machinery sales to one new customer and to one long-time customer, which did not occur in the current period. The negative effect of these lower revenues was partially offset by an increase in the sales of materials to a foreign customer. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased because the Company's U. S. Combat boot manufacturing licensees were also affected the government's longer delivery schedules.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs.

The following table summarizes at the end of the most recent fiscal six months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                (in thousands)

                                               Fiscal Six Months,    Fiscal Year
                                                December 30, 199    July 1, 1995
                                               ------------------   ------------

Cash .............................................         $1,433         $2,423
Marketable Securities, Current ...................          3,282            996
Unused Line of Credit ............................          1,480          1,480
Total ............................................         $6,195         $4,899

The increase in the above measurement of liquid assets at December 30, 1995 was caused by the reclassification of non-current marketable securities to current because of their sale subsequent to December 30. On December 29, 1995 the Company repurchased 510,424 shares of its outstanding common stock for a price consisting partially of a $5,460,000 cash payment. On December 29, Wellco borrowed $4,500,000 from a bank which, along with $960,000 of cash from the maturity of a U. S. Government Agency note, was used to make this payment. On December 29, Wellco also sold one marketable security and since then has sold all of its remaining marketable securities, using the sale proceeds, $4,194,000 and $306,000 of cash to completely repay the $4,500,000 bank loan. So, the cash portion of the stock repurchase price was provided by the sale and maturity of marketable securities totaling $5,154,000 and from $306,000 of existing cash. If the above table was adjusted for this and the bank borrowing repayment, it would show cash of approximately $1,127,000 and $1,480,000 of unused line of credit.

The following table summarizes the major sources (uses) of cash for the six months ended December 30, 1995:

                                                                  (in thousands)

                                                                    December 30,
                                                                            1995
                                                                    ------------
Net Income Plus Depreciation, Less Net Investment Income,
Loss in Affiliate and Stock Repurchase Charge ....................      $   222
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities .........................         (820)
Other ............................................................         (106)
Net Cash Used  By Operations .....................................         (704)
Cash from Bank Loan Used to Repurchase Stock .....................        4,500
Cash Paid to Repurchase Stock and Related Expenses ...............       (5,617)
Net Cash From Sale of Marketable Securities ......................        1,033
Cash Used to Purchase Equipment ..................................         (202)
Net Decrease in Cash .............................................      $  (990)

The most significant, potentially negative effect on liquidity of the stock repurchase was the sale of marketable securities, to the extent that these securities, being marketable, could have been sold to meet other liquidity and capital needs. Liquidity will also be negatively affected to the extent these securities provided cash from interest and dividends. Because of this, the Company may, from time to time, use the bank line of credit more frequently than in the past, but does not anticipate that it will need to borrow significant amounts for long periods of time.

The Company believes that its cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. Note 5 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from the stock repurchase, contingent upon net incomes for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowings of $1,500,000, will expire and be subject to renewal on December 30, 1996.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings. N/A

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders:

               The 1995 Annual Stockholders Meting of Wellco Enterprises, Inc. Was held on November 14, 1995. The only matter voted on at that meeting was the election of directors. The results of voting were:


                                                                Shares Withheld
Nominee for Director              Shares Voted For                         From
William M. Cousins, Jr.                    848,409                        3,200
Clyde Wm. Engle                            848,409                        3,200
J. Aaron Prevost                           848,409                        3,200

On December 29, 1995 Director Engle, and Directors Lee N. Mortenson and James M. Fawcett, Jr. resigned. On January 12, 1996 David Lutz, Secretary/Treasurer of Wellco, James T. Emerson and Fred Webb, Jr. were elected by unanimous written consent of the Board of Directors to serve these directorships until the 1996 Annual Stockholders Meeting of Wellco to be held in November, 1996.

Item 5.        Other Information.  N/A

Item 6.        Exhibits and Reports on Form 8-K.

               a).  Exhibits: None

               b).  Reports on Form 8-K:

                       On January 16, 1996 a Form 8-K dated December 29, 1995 was filed reporting a Change in Control of Registrant (Item 1 of Form 8-K) and the Disposition of Assets (Item 2 for Form 8-K), all related to the December 29, 1995 stock repurhcase. Certain pro forma financial information was filed under Item 7 of the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Wellco Enterprises, Inc., Registrant




 \s\
David Lutz, Secretary/Treasurer and
Principal Financial Officer

March 7, 1996