Form 10-Q
period 1996-03-30
WELLCO ENTERPRISES INC
filed 1996-05-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 30, 1996

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

Yes X No .

374,382  shares of $1 par value common stock were outstanding on May 10, 1996.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 30, 1996










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

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 30, 1996 AND JULY 1, 1995
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                         MARCH 30,       JULY 1,
                                                             1996           1995
                                                        ---------        -------
CURRENT ASSETS:
     Cash ..........................................     $  1,117      $  2,423
     Marketable securities,current
         (Note 1) ..................................            0           996
     Receivables ...................................        4,689         3,267
     Inventories-
         Finished goods ............................        1,056         1,723
         Work in process ...........................        1,423         1,415
         Raw materials .............................        1,302         1,157
                                                         --------      --------
         Total .....................................        3,781         4,295
     Deferred taxes and prepaid expenses ...........          263           429
                                                         --------      --------
     Total .........................................        9,850        11,410
                                                         --------      --------
MARKETABLE SECURITIES, non-current
     (Note 1) ......................................            0         3,787

INVESTMENT IN AFFILIATE (Note 2) ...................            0         5,529

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,446 and $1,408) ............................           73           111

PROPERTY, PLANT AND EQUIPMENT:
     Land ..........................................          107           107
     Buildings .....................................          774           774
     Machinery and equipment .......................        2,419         2,226
     Furniture and automobiles .....................          509           411
     Leasehold Improvements ........................           63            63
                                                         --------      --------
     Total cost ....................................        3,872         3,581
     Less accumulated depreciation and
        amortization ...............................       (2,760)       (2,550)
                                                         --------      --------
     Net ...........................................        1,112         1,031
                                                         --------      --------
INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ..................          228           228
     Intangible pension asset ......................          642           642
                                                         --------      --------
     Total .........................................          870           870
DEFERRED TAXES .....................................          365
                                                         --------      --------

TOTAL ..............................................     $ 12,270      $ 22,738
                                                         ========      ========
See Notes to Consolidated Financial Statements .....

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 30, 1996 AND JULY 1, 1995
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (unaudited)
                                                       MARCH 30,         JULY 1,
                                                            1996            1995
                                                     -----------         -------

CURRENT LIABILITIES:
     Short-term borrowing from bank ............       $      0        $     20
     Accounts payable ..........................          1,914           1,533
     Accrued compensation ......................            748             744
     Accrued pension ...........................            116             286
     Accrued income taxes ......................             28             207
     Other liabilities .........................            231             388
                                                       --------        --------
         Total .................................          3,037           3,178
                                                       --------        --------


LONG-TERM LIABILITIES:
     Pension obligation ........................          1,860           1,887
     Deferred taxes ............................              0              10
     Note payable (Note 4) .....................            492               0

CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $1.00 par value .............            374             885
     Additional paid-in capital ................            598           1,409
     Retained earnings .........................          6,434          15,412
     Pension liability adjustment ..............           (525)           (525)
     Unrealized gain on marketable
         securities ............................              0             482
                                                       --------        --------
         Total .................................          6,881        $ 17,663
                                                       --------        --------

TOTAL ..........................................       $ 12,270        $ 22,738
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 1996 AND APRIL 1, 1995
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                        MARCH 30,       APRIL 1,
                                                             1996           1995
                                                       ----------       --------
REVENUES (Note 5) .................................     $  14,518      $  14,208
                                                        ---------      ---------

COSTS AND EXPENSES:
     Cost of sales and services ...................        12,761         11,996
     General and administrative expenses ..........         1,519          1,541
                                                        ---------      ---------
     Total ........................................        14,280         13,537
                                                        ---------      ---------

DIVIDEND AND INTEREST INCOME ......................           191            350

NET INVESTMENT INCOME (Note 1) ....................         1,203             20
                                                        ---------      ---------

INCOME BEFORE EQUITY IN (LOSS) INCOME OF
     AFFILIATE AND STOCK REPURCHASE CHARGE ........         1,632          1,041

EQUITY IN (LOSS) INCOME OF AFFILIATE (Note 2) .....          (601)            28

STOCK REPURCHASE CHARGE (Note 3) ..................          (110)
                                                        ---------      ---------

INCOME BEFORE INCOME TAXES ........................           921          1,069

PROVISION FOR INCOME TAXES ........................           290            330
                                                        ---------      ---------

NET INCOME ........................................     $     631      $     739
                                                        =========      =========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ..........................     $    0.89      $    0.84
                                                        =========      =========
     Weighted average number of shares
     outstanding ..................................       712,793        884,806
                                                        =========      =========

See Notes to Consolidated Financial Statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 30, 1996 AND APRIL 1, 1995
              (in thousands except per share and number of shares)


                                                              (unaudited)
                                                        MARCH 30,       APRIL 1,
                                                             1996           1995
                                                      -----------       --------

REVENUES .........................................       $  5,484       $  4,255
                                                         --------       --------

COSTS AND EXPENSES:
     Cost of sales and services ..................          4,648          3,775
     General and administrative expenses .........            513            465
                                                         --------       --------

     Total .......................................          5,161          4,240
                                                         --------       --------

DIVIDEND AND INTEREST INCOME .....................             20            125

NET INVESTMENT INCOME ............................            501             21
                                                         --------       --------

INCOME BEFORE EQUITY IN INCOME
     OF AFFILIATE ................................            844            161

EQUITY IN INCOME OF AFFILIATE ....................              0             28
                                                         --------       --------

INCOME BEFORE INCOME TAXES .......................            844            189

PROVISION FOR INCOME TAXES .......................            260             50
                                                         --------       --------

NET INCOME .......................................       $    584       $    139
                                                         ========       ========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) .........................       $   1.56       $   0.16
                                                         --------       --------

     Weighted average number of shares
     outstanding .................................        374,382        884,806
                                                         ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 1996 AND APRIL 1, 1995
                                 (in thousands)

                                                               (unaudited)
                                                          MARCH 30,     APRIL 1,
                                                               1996         1995
                                                        -----------     --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   631      $   739
                                                           -------      -------
     Adjustments  to  reconcile  net  income
     to net  cash  provided  (used)  by
     operating activities:
         Depreciation and amortization ...............         248          256
         Net investment (income) .....................      (1,203)         (20)
         Equity in (Loss) Income of Affiliate ........         601          (28)
         Stock repurchase charge .....................         110
         (Increase) decrease in-
             Accounts receivable .....................      (1,422)       2,544
             Inventories .............................         514         (382)
             Other current assets ....................         166          (50)
         Increase (decrease)in-
             Accounts payable ........................         381          261
             Accrued liabilities .....................        (323)         (85)
             Accrued income taxes ....................        (179)        (347)
             Pension obligation ......................         (27)          25
             Other ...................................        (127)
                                                           -------      -------
     Total adjustments ...............................      (1,261)       2,174
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................        (630)       2,913
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in affiliate .........................      (4,474)
     Net sales (purchases) of current
         marketable securities .......................         996        1,899
     Purchases of noncurrent
         marketable securities .......................           0       (2,342)
     Sales of noncurrent
         marketable securities .......................       4,260        1,866
     Purchases of equipment ..........................        (291)        (229)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     INVESTING  ACTIVITIES ...........................       4,965       (3,280)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from bank ..................................       4,500        2,050
     Repayment of bank loan ..........................      (4,520)      (2,050)
     Cash dividends paid .............................         (47)        (111)
     Purchase of common stock ........................      (5,574)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................      (5,641)        (111)
                                                           -------      -------

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 1996 AND APRIL 1, 1995
                                 (in thousands)

                                                               (unaudited)
                                                          MARCH 30,     APRIL 1,
                                                               1996         1995
                                                        -----------     --------
NET INCREASE (DECREASE) IN CASH ......................      (1,306)        (478)

CASH AT BEGINNING OF PERIOD ..........................       2,423        2,528
                                                                        -------

CASH AT END OF PERIOD ................................     $ 1,117      $ 2,050
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ....................................     $    35      $    45
         Income taxes ................................         378          690
     Noncash decrease of investment
         in Affiliate from stock repurchase ..........       4,928
     Note issued as part of stock repurchase .........         492
     Noncash increase in investment
         in Affiliate ................................         986
     Noncash increase in marketable
         securities to fair value ....................           0          503
                                                           =======      =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 1996 AND APRIL 1, 1995
                     (in thousands except number of shares)
                                   (unaudited)


                                   Common Stock       Additional
                                             Par         Paid-In       Retained
                                  Shares    Value        Capital       Earnings
                                  ----------------------------------------------

BALANCE AT JULY 1, 1995           884,806  $ 885        $ 1,409         $15,412

Stock repurchased                (510,424)  (511)          (811)         (9,562)
Net income for the
     fiscal nine months
     ended March 30, 1996                                                   631
Cash dividend declared
     ($.125 per share)                                                      (47)
                                  ----------------------------------------------

BALANCE AT MARCH 30, 1996         374,382  $ 374        $   598         $ 6,434
                                  ==============================================





                                     Pension       Unrealized
                                   Liability       Investment
                                  Adjustment             Gain
                                  ---------------------------

BALANCE AT JULY 1, 1995           $  (525)         $     482
Change for the nine
     months ended
     March 30, 1996                                     (482)
                                  ---------------------------

BALANCE AT MARCH 30, 1996         $  (525)         $       0
                                  ==========================


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 30, 1996

1. MARKETABLE SECURITIES:

      At July 1, 1995, Wellco owned marketable securities consisting of corporate equity securities classified as available-for-sale and a U. S. government agency note classified as held-to-maturity. As of March 30, 1996 all marketable securities had been sold to provide the majority of the cash portion of the consideration paid by Wellco to repurchase 510,424 shares of its outstanding common stock (see Note 3).

      Proceeds   from  the  sale  of   marketable   securities   classified   as
      available-for-sale were $4,260,000, resulting in gross realized gains of $1,325,000 and gross realized losses of $122,000.

2. INVESTMENT IN AFFILIATE:

      On December 30, 1994 Wellco purchased from Coronet Insurance Company (Coronet) for cash 400,000 shares of the common stock of Alba Waldensian, Inc. (Alba) which represented 21.5% of total Alba common shares. Because Coronet owned more than 50% of Wellco's total outstanding common stock, Wellco recorded as its carrying value of this investment Coronet's basis in these Alba shares. The excess of that basis over Wellco's cost ($986,000) increased Additional Paid-In Capital by $650,000, net of the effect of income taxes ($336,000). This investment has been accounted for using the equity method.

      Operating results for the fiscal nine months ended March 30, 1996 includes as Loss (Equity) in Affiliate a charge of $601,000, representing Wellco's $305,000 equity in Alba's loss for the six months July through December, 1995 and a $296,000 reduction of this investment's carrying value to fair value . On December 29, 1995, these shares were used as part of the consideration paid for the repurchase of 510,424 shares of Wellco's common stock (See Note 3).

      Other than this investment, there are no business relationships or transactions between Wellco and Alba.

3. REPURCHASE OF COMMON STOCK:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company (Coronet) 510,424 shares of Wellco's common stock, which represents 57.69% of total shares outstanding at that time. Cash of $5,460,000 and the 400,000 shares of Alba-Waldensian, Inc. (Alba) common stock were paid for these Wellco shares. In addition, for the six fiscal years beginning with the 1997 year which starts June 30, 1996, certain additional payments, not to exceed $1,531,000, will be made contingent upon cumulative net income exceeding certain defined amounts. After this repurchase there are 374,382 common shares outstanding. Under North Carolina law the shares repurchased constitute authorized but unissued shares.

      After this repurchase, Coronet owned 25,000 shares of Wellco which represents approximately 7% of the remaining shares outstanding. The Repurchase Agreement provides that for a period of ten years after December 29, 1995 Coronet and any of its affiliates will limit their ownership of Wellco common stock to not more than 20% of total shares outstanding. The Consolidated Statement of Operations for the nine months ended March 30, 1996 includes as Stock Repurchase Charge $110,000 representing the value assigned to this limitation.

      This repurchase was recorded at the cash paid, the fair value of the Alba shares, the present value of the additional amount projected to be paid during the six year period and the amount of investment banker, legal, accounting and other costs incurred related to this share repurchase, a total of $10,884,000. The par value of the common stock repurchased
      ($511,000) was charged against Common Stock. The excess of total amount paid over the par value of Wellco's common stock repurchased was charged to Additional Paid-In Capital ($811,000) and Retained Earnings
      ($9,562,000). The present value of projected additional payments ($492,000) to be made in the six year period is shown in the Consolidated Balance Sheets as Note Payable.

4. NOTE PAYABLE:

      This represents the present value of the expected future payments to be made under the stock repurchase referred to in Note 3. The discount rate used was 10%, and the expected payment schedule for each of the six fiscal years is:

                                                 Present Value of
Fiscal Year                                      Expected Payment
- -----------                                      ----------------
1997                                                      $93,000
1998                                                          -0-
1999                                                          -0-
2000                                                       43,000
2001                                                      186,000
2002                                                      170,000
                                                         --------
Total                                                    $492,000
                                                         ========

      Actual payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, with the first payment being due for the 1997 fiscal year which ends June 28, 1997. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2002 fiscal year.

      Adjustments will be made to the amount recorded based on actual amounts paid and if future events significantly change estimated future payments.

5. GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the nine month period ended March 30, 1996 include $721,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any difference between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

                          PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

Comparing The Nine  Months Ended March 30, 1996  and April 1, 1995:

Income before income taxes in the current period was $921,000 compared to $1,069,000 in the prior one. Current period income was reduced by a $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco has owned 400,000 common shares of Alba (21.5% of total shares) since December 30, 1994. Wellco's investment in Alba was exchanged on December 29, 1995, as part of the purchase price, for Wellco's repurchase of 510,424 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years (see Note 3 to the Consolidated Financial Statements).

Income before income taxes, the Loss in Affiliate and the Stock Repurchase Charge was $1,632,000, which compares to income of $1,041,000 in the prior period. The total of interest, dividend and investment income in the current period is $1,394,000 compared to $370,000 in the prior period, primarily because the current period includes gains from the sale of all marketable securities previously owned by Wellco. Before Loss in Affiliate, Stock Repurchase Charge and interest, dividend and investment income, the Company had a pretax income of $238,000 in the current period compared to income of $671,000 in the prior period. The major reasons for this change in pretax income are:

1. Revenues increased $310,000. While pairs of combat boots sold to the U. S. government were almost the same as the prior period, sales of combat boots to other customers increased, and the current period also includes revenues from contract bottoming of boots for two customers.

2. Greater revenues from these sources more than offset a decrease in machinery sales. Prior period revenues include significant machinery sales to one new customer and to one long-time customer. These sales can vary significantly from period to period with the needs of this group of customers.

3. Gross margins on the increased combat boot sales and contract bottoming did not offset the loss of margin on lower machinery sales. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, were also lower in the current period. Labor
     inefficiencies,   primarily  in  contract  bottoming,  also  reduced  gross
     margins.

4. In the prior period, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, whose actual amounts were greater than previously recorded estimates. This increased pretax profits $54,000 in the prior period.

The major categories of fixed and semi-variable manufacturing costs increased by a total $55,000. Health insurance costs, for which the Company is self funded, increased $39,000. The long and cold winter resulted in utility costs increasing $20,000.

Income taxes were provided at approximately the same rate in both periods.

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

Since 1992, the government has had a policy of reducing its inventory of combat boots by buying fewer pairs than were consumed. One result of this policy was the sixteen month delivery schedule under the first option of the current contract. The current contract's second and final option's delivery schedule is over twelve months only because the contract sets a date beyond which contractors are not required to make any further deliveries.

In the past, combat boot manufacturers shipped all of their production to government run depots where boots were held for later distribution to customers. Since June, 1995, between 20% and 30% of manufacturers' production has been shipped direct to customers with the balance being shipped to depots. Combat boot manufacturers have been working with the Defense Personnel Support Center on a plan that would continue reducing inventories, while having the least negative impact on manufacturers. Inventory reduction can be accomplished and the government can save significant warehousing and distribution costs if manufacturers ship all combat boots direct to customers. Under this plan, manufacturers would produce 85% of total customer needs. This production, combined with 15% of customer needs sent to manufacturers from the government depots, would all be shipped direct from the manufacturer to the customer. Contractors would receive a distribution fee, both for boots they manufacture and for boots supplied from the depots. Wellco believes that this system will be incorporated in a new contract with award expected in August, 1996, and first delivery expected in January, 1997. Wellco believes that, if incorporated into the new contract, this plan would result in manufacturers being able to maintain their production at a rate not significantly less than that for the current second option while significantly reducing the government's warehousing and distribution costs, and accomplish the inventory reduction plan. Wellco also believes that this plan would significantly improve customer service. As with any bid, there is no assurance that Wellco will be awarded a contract, or that contract prices will offset the effect on operating results of any reduction in pairs awarded to Wellco.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. This work is divided into three phases and will be completed in about two years. Development, testing and delivery of prototype boots under the first phase of this contract was completed in late February, 1996. The contract's continuation into either one or both of the other phases is at the option of the government, and depends on an evaluation of first phase results. The Company believes the government will elect to continue with this work, with the next phase beginning in the period July through December, 1996.

As discussed below in the section on liquidity and capital resources, Wellco has sold all of its marketable securities to provide the cash portion of the total price paid for the repurchase of 510,424 share of its common stock. The nine month period ended March 30, 1996 includes investment income of $1,203,000 from the sale of these securities. The sale of these securities will have a negative effect on future periods net income to the extent that interest, dividends and investment income would have been realized from these securities. 400,000 shares of Alba-Waldensian, Inc. common stock owned by Wellco were exchanged as part of the total price to repurchase these Wellco shares . Future periods Consolidated Statements of Operations will not include any equity in the income or loss of Alba.

Comparing The Three Months Ended March 30, 1996 and April 1, 1995:

Income before income taxes in the current period was $844,000 compared to $189,000 in the prior one. Current period income includes interest, dividend and investment income of $521,000 compared to $146,000 in the prior period.

Before interest, dividend and investment income, the Company had pretax profit of $323,000 in the current period compared to income of $15,000 in the prior period. The major reasons for this increase are:


1. Pairs of combat boots sold to the U. S. government increased approximately 22% in the current period. Shipments in the current period were under a 12 month delivery schedule compared to 16 months in the prior period.

2.   The  current  period  includes   revenues  from  the  first  phase  of  the
     development boot contract and the sale of combat boot manufacturing materials to a foreign customer.

This  all  resulted  in  revenues   increasing   $1,229,000  and  a  significant
improvement in margins.

General and administrative expenses increased $48,000, primarily from a larger provision for employee bonuses which vary with profits.

The effective tax rate in the current period is approximately 31% compared to 26%. This increase reflects the expectation that a greater portion of fiscal year 1996 pretax income will be from sources in the United States.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs.

The following table summarizes at the end of the most recent fiscal nine months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                        (in thousands)
                                              Fiscal Nine Months,    Fiscal Year
                                                   March 30, 1996   July 1, 1995
                                              -------------------   ------------


Cash .............................................         $1,117         $2,423
Marketable Securities, Current ...................              0            996
Unused Line of Credit ............................          1,500          1,480
                                                           ------         ------
Total ............................................         $2,617         $4,899
                                                           ======         ======

Marketable securities were sold to pay for the stock repurchase. The cash decrease was caused by the U. S. government's slowness in processing certain contract documents necessary to effect timely payment of invoices for combat boot shipments.

On December 29, 1995, the Company repurchased 510,424 of its common shares for a price consisting partially of a $5,460,000 cash payment and $114,000 in related expenses. The initial payment was partially financed by a short term bank loan. All marketable securities were subsequently sold to repay the bank loan. The following table summarizes this and the other major sources (uses) of cash for the nine months ended March 30, 1996:

                                                                  (in thousands)
                                                                      March  30,
                                                                            1996
                                                                      ----------
Net Income Plus Depreciation, Less Net Investment Income,
Loss in Affiliate and Stock Repurchase Charge ....................      $   387
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities .........................       (1,029)
Other ............................................................           12
Net Cash Used  By Operations .....................................         (630)
Cash from Bank Loan Used to Repurchase Stock .....................        4,500
Cash Used to Repay Bank Loan .....................................       (4,520)
Cash Paid to Repurchase Stock and Related Expenses ...............       (5,574)
Net Cash From Sale of Marketable Securities ......................        5,256
Cash Used to Purchase Equipment ..................................         (291)
Cash Dividend Paid ...............................................          (47)
Net Decrease in Cash .............................................      $(1,306)

The most significant potentially negative effect on liquidity of the stock repurchase could be the sale of marketable securities, to the extent that these securities, being marketable, could have been sold to meet other liquidity and capital needs, and to the extent that they were a source of cash from interest and dividends. If significant cash needs arise in the future, other sources may have to be found. The Company does not presently know of any such significant future cash needs.

During the three months ended March 30, 1996, the government's slowness in payment caused the short term use of the bank line of credit. The government does pay interest on late payments. This is the primary reason for the decrease in cash that came from the net change in accounts receivable, inventory, accounts payable and accrued liabilities.

The Company believes that its cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. Note 4 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from the stock repurchase, contingent upon net incomes for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

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

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders: N/A

Item 5.        Other Information.  N/A

Item 6.        Exhibits and Reports on Form 8-K.

               a).  Exhibits: Exhibit 27, Fincncial Data Schedule follows this schedule.

               b).  Reports on Form 8-K:

                       On January 16, 1996 a Form 8-K dated December 29, 1995 was filed reporting a Change in Control of Registrant (Item 1 of Form 8-K) and the Disposition of Assets (Item 2 for Form 8-K), all related to the December 29, 1995 stock repurchase. Certain pro forma financial information was filed under Item 7 of the Form 8-K.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Wellco Enterprises, Inc., Registrant




   \S\ David Lutz
David Lutz, Executive Vice President,
Treasurer and Principal Financial Officer

May 13, 1996