Form 10-K405
period 1996-06-29
WELLCO ENTERPRISES INC
filed 1996-09-27
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 29, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 30, 1996, 374,382 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 27, 1996) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $4,600,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 18, 1996, in PART III. Definitive Proxy Statement, dated October 17, 1995, in PART IV.
         Definitive Proxy Statement dated October 22, 1985, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I

Item 1. Business.

The Company operates in one industry segment. Substantially all the Company's revenues are derived from the sale of military footwear and related items, whether sold by the Company or its licensees. The majority of revenues (70% in 1996, 66% in 1995) were from sales to the U. S. government, primarily the Defense Logistics Agency.

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

During the 1996 fiscal year, pairs of combat boots sold to the U. S. government were approximately 9% more than the 1995 fiscal year. From January through June, 1996, the Company was shipping combat boots under the second option of its current contract. From November, 1994 through December, 1995, shipments were under the first option. Both options were for the same total pairs, but the delivery period for the second option is for a shorter period of twelve months. Pairs of combat boots sold to other customers also increased in the current year. These sales vary from year to year.

Greater revenues from the sale of combat boots more than offset a decrease in revenues form machinery sales. Prior period revenues include significant machinery sales to one new customer and to one long-time customer. Machinery sales can vary significantly from period to period with the needs of this group of customers.

Margins on the increased combat boot sales did not offset the loss of margin on lower machinery sales. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, were also lower in the current period.

In August, 1995, the Company was awarded a U. S. Government research and development contract with a total estimated value of $1,184,000. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. Work has been completed on the first phase of this contract and work is scheduled to start on the second phase in October, 1996.The contract provides for a third and final phase, and if successful, this contract will result in a new and improved combat boot. This type of research and development work is vital to assuring that the U. S. armed forces have the most serviceable combat boots available. Development work of this type, done by the Company in a very short period of time in 1991, led to the desert boot which was first used in Operation Desert Storm.

On December 29, 1996, Wellco repurchased 510,424 common shares from its former major shareholder which reduced total outstanding shares to 374,382. All of Wellco's marketable securities were sold to provide the majority of the cash portion of the consideration paid for these shares, resulting in investment income of $1,204,000. In addition to cash, Wellco's investment in 400,000 shares of the common stock of Alba-Waldensian, Inc. (described as Investment In Affiliate in the Consolidated Balance Sheets) was paid for the 510,424 shares. Net income for 1996 includes a charge of $601,000 representing Wellco's equity in the losses of Alba prior to the stock repurchase and the excess of the carrying value of the investment in Alba above its fair value at December 29, 1995. Net income for 1996 also includes a charge of $110,000 representing the value assigned to the agreement of that former shareholder to limit his ownership of Wellco shares to not more than 20% of total shares for the next 10 years. Note 14 to the Consolidated Financial Statements incorporated in this Form 10-K provides more information about the stock repurchase.

Bidding on U. S. government solicitations for combat boots is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality specifications, contractors are required to comply with precise delivery schedules and a significant investment in specialized equipment is required.

Wellco's current combat boot contract was the first one awarded the Company under the U. S. government's "best value" system, under which contractors offering the best value to the government receive the largest contract awards. On September 26, 1996 Wellco submitted a bid in response to a U. S. government solicitation for the supply of combat boots for the next five years. The government will make a base award for the first year, and then have four one-year options. Contract awards are expected in December, 1996.

The government anticipates receiving four bids and making four contract awards from this solicitation. Bid evaluation and the allocation of pairs awarded from this solicitation will again be made using the best value system. Using best value methodologies, the government will award the bidder offering the best value 35% of total pairs ordered for the base year, with the next best value getting 25%, and the other two bidders receiving 20% each. For its current contract, Wellco received the 25% award. The major factors used by the government to determine best value are the bidder's experience and past performance, the ability to significantly and quickly increase boot production and shipments during times of emergency, and the ability to ship quickly after the receipt of orders. Prices bid are important under the best value method, but they are not as important as the other evaluation factors.

Option awards will be different than those under the present contract. For each of the two options under the present contract, each contractor received the same percentage of total pairs as was awarded in the base year. For each of the four option years under the new contracts, each contractor will again be evaluated on his performance during the prior year and a redetermination of the 35%/25%/20%/20 allocation will be made.

During the five year contract period, the government will continue to reduce its inventory of combat boots by buying fewer boots than are used. The government has indicated that their plans are to buy approximately 78% of consumption, which, based on projected consumption, would result in their reaching their desired inventory levels by the fifth contract year. After that, it is anticipated that their purchases will equal consumption. The effect, if any, of the government's purchasing 78% of consumption will have on the Company's future operations will significantly depend on the percentage of total pairs awarded to the Company during the base year and each option year and the price per pair. The Company believes that the effect will not be negative.

The Company usually competes on U. S. government contracts with three other companies, none of which dominates the industry. Many factors affect the government's demand for combat boots and the quantity purchased can vary from year to year. Contractors cannot influence the government's combat boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position.

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

See Note 16 to the consolidated financial statements in Item 8 for revenues by class and information about export revenues. The Company does not have foreign operations.

The Company's backlog of all sales, not including license fees and rentals, as of September, 1996 was approximately $5,700,000 compared to $18,100,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 1997 fiscal year. The current backlog is less than the prior year because it does not include any estimation of combat boots to be shipped starting in January, 1997 from contracts to be awarded under the current solicitation.

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

Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company employed an average of 264 persons during the 1996 year.

Item 2. Properties.

The Company has manufacturing, warehousing and office facilities in Waynesville, North Carolina and Aguadilla, Puerto Rico. The building and land in North Carolina is owned by the Company. The Puerto Rico building and land are leased.

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. The volume of operations in 1996 caused both the Waynesville and Aguadilla facilities to be used at less than normal capacity.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

Items 5, 6, 7 and 8.

The information called for by the following items is in the Company's 1996 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                       Annual Report Page Number
Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters                                                   32
Item 6. Selected Financial Data                                                1
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               6-11
Item 8. Financial Statements and Supplementary Data                    12-30, 33

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      1996

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                               Year Ended

                                June 29,   July 1,   July 2,   July 3,  June 27,
                                    1996      1995      1994  (A) 1993      1992
                                --------   -------   -------  --------  --------

Revenues .....................   $19,968   $18,003   $18,255   $18,977   $16,928
Net Income ...................       991       969     1,542  (B)1,980     2,349
Net Income Per Share .........      1.58       1.1      1.75  (B) 2.28       2.7
Cash Dividends Declared
Per Share of Common
Stock ........................      .375       .25   (C) 6.25      .25       .25
Total Assets at Year End .....    12,697    22,738    20,995    25,013    22,953
Long-Term Liabilities at
Year End .....................   $ 2,431   $ 1,897   $ 1,647   $ 1,770   $ 1,498

(A)      Contains 53 weeks.  All other years are 52 weeks.

(B) Increased by $260,000 ($.30 per share) representing the cumulative effect at the beginning of the 1993 fiscal year of a change in accounting for income taxes.

(C) Includes a special cash dividend of $6.00 per share.


See The Management's Discussion and Analysis section.


Independent Auditors
Deloitte & Touche LLP Charlotte, N.C.

Annual Meeting
November 19, 1996
Corporate Offices
Waynesville, N.C.

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

Net income for 1996 was $991,000 compared to $969,000 for 1995. Net income for 1996 includes several significant amounts related to Wellco's repurchase on
December 29, 1995 of 510,424 of its common shares from its former major shareholder. All of Wellco's marketable securities were sold in fiscal year 1996 to pay for part of the stock repurchase, resulting in investment income of $1,204,000. Proceeds from the sale of these securities and Wellco's investment in the common stock of Alba-Waldensian, Inc. (described as Investment In Affiliate in the Consolidated Balance Sheets) were paid for the 510,424 shares of Wellco. Net income for 1996 includes a charge of $601,000 representing Wellco's equity in the losses of Alba prior to the stock repurchase and the excess of the carrying value of the investment in Alba above its fair value at December 29, 1995. Net income for 1996 also includes a charge of $110,000 representing the value assigned to the agreement of that former shareholder to limit his ownership of Wellco shares to not more than 20% of total shares for the next 10 years. Income before the effect of charges related to this repurchase and before dividend and interest income, investment income and income taxes was $649,000 in 1996 compared to $679,000 in 1995. Notes 5 and 14 to the Consolidated Financial Statements contain more information about the stock repurchase.

The stock repurchase reduced total Wellco common shares outstanding from 884,806 to 374,382. This has the effect of significantly increasing your earnings per share. You will notice from the Consolidated Statements of Operations that, while net income for 1996 increased only $22,000, net income per share was $1.58 compared to $1.10 in 1995, an increase of almost 44%. These per share amounts are based on the weighted average number of shares outstanding during the year (628,216 in 1996 and 884,806 in 1995). From the Selected Quarterly Financial Data table located in the latter part of this Annual Report you will see that net income per share for the third fiscal quarter, computed based on 374,382 shares and containing a significant amount of the year's total investment income, was $1.56. For the fourth fiscal quarter, which did not contain any investment income, net income per share, again computed based on the 374,382 shares, was $.96.

The Management's Discussion and Analysis section of this Annual Report gives you more detailed information about operations in 1996. The section below will give you information about what we are currently working on.

NEW U. S. GOVERNMENT SOLICITATION FOR COMBAT BOOTS:

          On September 26, 1996 Wellco  submitted a bid in response to a U.
          S. government solicitation for the supply of combat boots for the next five years. The government will make a base award for the first year, and then have four one-year options. Contract awards are expected in December, 1996.

         The government anticipates receiving four bids and making four contract awards. Bid evaluation and the allocation of pairs awarded from this solicitation will be substantially the same as used under Wellco's current contract. Using "best value" methodologies, the government will award the bidder offering the best value 35% of total pairs ordered for the base year, with the next best value getting 25%, and the other two bidders receiving 20% each. For its current contract, Wellco received the 25% award. The major factors used by the government to determine best value are the bidder's experience and past performance, ability to significantly and quickly increase boot production and shipments during times of emergency, and the ability to ship quickly after the receipt of orders. Prices bid are important under the best value method, but they are not as important as the other evaluation factors.

         Option awards will be different than those under the present contract. For each option under the present contract, Wellco received delivery orders for 25% of total pairs bought. For each of the four option years under the new contract, each contractor will again be evaluated on his performance during the prior year and a redetermination of the 35%/25%/20%/20 allocation will be made.

         During the five year contract period, the government will continue to reduce its inventory of combat boots by buying fewer boots than are used. The government has indicated that their plans are to buy approximately 78% of consumption, which, based on projected consumption, would result in their reaching their desired inventory levels by the fifth contract year. After that, it is anticipated that their purchases will equal consumption. The effect this will have on our operations will depend on the percentage of total pairs awarded to Wellco, as well as the price per pair, both of which are not presently known. Our feeling is that the effect will not be negative.

         Your Company has made significant efforts in the past few years to maintain the highest possible level of performance and quality under its contracts with the U. S. government. This will be very important as the government evaluates bidders, and we feel Wellco is in an excellent position to receive a favorable award from its bid.

DEVELOPMENT CONTRACT FOR THE NEXT GENERATION OF COMBAT BOOTS:

         In 1996, we completed the first phase of a development boot contract with the U.S. Army Natick Research, Development and Engineering Center. The objective of this contract is to develop improvements to the combat boot that will increase its flexibility and impact resistance, while maintaining its stability. By making these improvements, soldiers will have fewer lower extremity injuries. Prototype boots delivered in the first phase have been tested, and in this contract's second phase, which will start in October, 1996, improvements will be made to the better performing of these prototypes. In the third phase, the best two boots will be selected for significant wear testing. If successful, this work will result in a new and significantly improved combat boot, and will contribute to maintaining and enhancing your Company's leadership position in the development and production of military boots.

ANTI-PERSONNEL MINE PROTECTIVE FOOTWEAR:

         For many years, we have sold small quantities of anti-personnel mine protective boots and over boots, while continuing to make improvements not only in level of protection but also in comfort. Our mine protective boots and over boots are being used by soldiers involved in mine clearance in Bosnia.

         In June, 1996, we participated in "EUROSATORY '96", an internationally attended trade show in Paris for military suppliers. Our mine protective footwear received significant interest from many countries and we are presently corresponding with and have sent samples to them.

         One of the problems is being able to document the effectiveness and degree of protection. Although some testing has been done, most recently at Ft. Benning in Georgia and at Aberdeen Proving Grounds in Maryland, it is very difficult to develop test procedures and an apparatus that duplicates what happens when a soldier activates a mine, or to precisely measure the degree of injury, if any, he would have incurred. Because of the materials involved, this footwear is expensive when compared to non-protective footwear, and potential customers want assurance that the price is justified.

         The best evidence of this footwear's protection comes from actual use. In El Salvador, two soldiers activated mines while wearing our footwear, one sustained minor injury and one had no injury. We recently learned of a Canadian Forces soldier, participating in a United Nations Operation in Bosnia, who activated a mine while wearing our boots. We were told that the soldier sustained no foot injury but did sustain a compression injury to his knee which was surgically repaired. The soldier is reported to still be on active duty and does not even have a limp.

         The situation in Bosnia has made almost everyone aware that many areas of the world are infested with mines. We feel that this market will grow as the effectiveness of this footwear is proven through actual use.

OTHER

          In  1996,  our  sales  of  combat  boots  to  foreign   customers
          increased. This market remains very competitive, both from low cost foreign manufacturers and from other U. S. manufacturers. We continue to feel that foreign countries are beginning to recognize the superior quality of U. S. made boots, in comparison with lower cost products made in the Far East and elsewhere.

          The sale of boot lacing system  hardware and machinery  continues to make a significant contribution to Wellco's operations. One customer ceased his purchases by closing all of his U. S. manufacturing facilities, but a new significant U. S.-based customer was added.

After 40 years of very hard work, one of the key persons involved in preserving and growing Wellco, Mr. Rolf Kaufman, is retiring on September 30 from his full time position as President and taking a less active role in the new position of Vice Chairman, Board of Directors, under which he will provide Wellco with certain consulting services. Rolf has participated in every aspect of the Company. He has managed our Puerto Rico factory, sold boots and shoes, sourced and bought materials, initiated and managed the lacing system hardware business, scheduled production, done cost estimates, negotiated with governments and other customers, promoted products, designed products, and done many other things too numerous to list. He has worked tirelessly, through good and bad times, helped make the tough decisions, and all the shareholders and employees of Wellco have significantly benefited from his efforts. Rolf is well known and liked in the industry. While he will not be as active as in the past, Rolf in his new capacity will continue to make a significant contribution. Perhaps the best compliment that can be made about someone is that they were liked by everybody. This is true of Rolf. Everyone in the industry, all his fellow co-workers, people in the community, and everyone else we are aware of who comes into contact with Rolf invariably likes him. We think this is true because Rolf likes people, is concerned about them and truly cares about what he is doing.

Also effective September 30, your Board: Elected Horace Auberry, presently serving as Chairman of the Board of Directors to the new position of Chairman, Board of Directors and Chief Executive Officer; Elected David Lutz to the position of President and Chief Operating Officer.

The dedication, experience and talents of all our co-workers in Waynesville, North Carolina and Aguadilla, Puerto Rico have always been and will continue to be a key component of whatever we may accomplish.
Our heartfelt gratitude is extended to all of them.

Respectfully,






Horace Auberry                      David Lutz
Chairman                            Executive Vice President and Treasurer



September 27, 1996

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

                              RESULTS OF OPERATIONS

Comparing The Year Ended June 29, 1996 and July 1, 1995:

Income before income taxes in the current period was $1,357,000 compared to $1,212,000 in the prior one. Current period income was reduced by a $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month (July through December, 1995) loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco owned 400,000 common shares of Alba (21.5% of total shares) from December 30, 1994 until December 29, 1995, when these shares were exchanged as part of the purchase price for Wellco's repurchase of 510,424 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years (see Note 14 to the Consolidated Financial Statements).

Income before income taxes, Loss in Affiliate and Stock Repurchase Charge was $2,068,000, which compares to income of $1,143,000 in the prior period. The total of interest, dividend and investment income increased to $1,419,000 in the current period from $464,000 in the prior period, primarily because the current period includes gains from the sale of all marketable securities previously owned by Wellco. The net sales proceeds from the marketable securities' sale were used for the stock repurchase. Before Loss in Affiliate, Stock Repurchase Charge and interest, dividend and investment income, the Company had a pretax income of $649,000 in the current period compared to income of $679,000 in the prior period. The major reasons for this change are:

         1. Revenues increased $1,965,000. Pairs of combat boots sold to the U. S. government increased approximately 9%. From January through June, 1996, Wellco was shipping combat boots under the second option of its current contract. From November, 1994 through December, 1995, shipments were under the first option. Both options were for the same total pairs, but the delivery period for the second option is for a shorter twelve month period. Pairs of combat boots sold to other customers also increased in the current year. These sales vary from year to year.

         2. Greater revenues from the sale of combat boots more than offset a decrease in machinery sales. Prior period revenues include significant machinery sales to one new customer and to one long-time customer. These sales can vary significantly from period to period with the needs of this group of customers.

         3. Margins on the increased combat boot sales did not fully offset the loss of margin on lower machinery sales. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, were also lower in the current period.

          4. In the prior period, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, whose actual amounts were greater than previously recorded estimates. This increased pretax profits $54,000 in the prior period.

The major categories of fixed and semi-variable manufacturing costs increased by $50,000. The cold winter resulted in utility costs increasing $20,000, and insurance costs, many of which vary with revenues and labor costs, increased $25,000.

The percentage of income tax provision to pretax income increased to 27% in the current year from 20% in the prior year, primarily because the Equity in Loss of Affiliate and Stock Repurchase Charge in 1996 are not deductible for income taxes.

Forward Looking Information:

Deliveries under the second and last option of the current U. S. government combat boot contract will be substantially completed in December, 1996.

The U. S. government has issued a solicitation for the next contract with awards estimated to be in mid December, 1996. As with the current contract, the government plans to make awards to each of the expected four bidders, and will use the best value method of evaluating bids. Under this method, the highest rated bidder receives 35% of total pairs, the second highest rated bidder gets 25%, and the other two bidders receive 20% each. Under best value, bidders are rated on their past performance, quality history and other criteria, and bid prices are not the most important factor. For the current contract, Wellco is the 25% supplier.

This solicitation provides for a base year with four options of one year each. Prior to each option award, contractors will be evaluated on their performance in the prior contract period, and contractors can be awarded a different percent of the total pairs.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. One result of this was the sixteen month delivery schedule under the first option of the current contract. The current solicitation establishes minimum and maximum pairs to be ordered for each year of the contract of 703,220 and 1,055,828. These amounts are less than expected consumption, and the Company believes that the government will reach its desired inventory level between the fourth and fifth year of the contract. The maximum pairs are slightly less than the total pairs being ordered under the present contract. The effect of reduced total pairs purchased on future operating results will depend on many factors, with per pair price and the percent awarded to Wellco being the major ones, and cannot be estimated until after contract award.

In late August, 1995, the Company was awarded a $1,184,000 boot development contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. This work is divided into three phases and will be completed in about two years. Development, testing and delivery of prototype boots under the first phase of this contract was completed in late February, 1996. The contract's continuation into either one or both of the other phases is at the option of the government, and depends on an evaluation of first phase results. The Company believes the government will elect to continue with this work, with significant work on the next phase beginning in October, 1996.

As discussed below in the section on liquidity and capital resources, Wellco has sold all of its marketable securities to provide the cash portion of the total price paid for the repurchase of 510,424 shares of its common stock. These sales resulted in 1996 net investment income of $1,204,000. This will have a negative effect on future periods net income to the extent that interest, dividends and investment income would have been realized from marketable securities. Since the 400,000 shares of Alba-Waldensian, Inc. common stock owned by Wellco were exchanged as part of the total price to repurchase these Wellco shares, future periods net income will not include any equity in the income or loss of Alba.

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 29, 1996. Actual results may differ materially from management expectations.

Comparing The Year Ended July 1, 1995 and July 2, 1994:

Income before income taxes in the current year was $1,212,000 compared to $2,034,000 in the prior one. Several factors resulted in the $822,000 decrease, the more significant ones being:

         1. Pairs of combat boots sold decreased almost 20%. Most of this decrease was in shipments to the U. S. government.In November, 1994, Wellco made its first shipments against an option awarded under its current military boot contract. This option has a delivery schedule of sixteen months, compared to a twelve month schedule for boots shipped in fiscal year 1994.

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

         4. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased because the Company's U.S. combat boot manufacturing licensees were also affected by the government's longer delivery schedule .

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

In 1995, Wellco adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This resulted in the carrying value of Marketable Securities,
                                       -8-
as shown in the Consolidated Balance Sheets, being increased by the $730,000 excess of fair value over their adjusted cost, and a corresponding increase, net of the effect of income taxes, in Stockholders' Equity of $482,000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs. The following table summarizes at the end of each year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                           ( in thousands)

                                                    1996        1995        1994
                                                    ----        ----        ----

Cash .......................................      $  673      $2,423      $2,528

Marketable Securities, Current .............                     996       2,894
Unused Line of Credit ......................       1,500       1,480       1,480
                                                  ------      ------      ------
Total ......................................      $2,173      $4,899      $6,902
                                                  ======      ======      ======

The decrease at the end of 1996 was primarily caused by an increase in accounts receivable, which results from both an increase in sales of combat boots to the
U. S. government and technical difficulties in their processing of invoice payments. Also in 1996, marketable securities were sold to pay for the repurchase of 510,424 Wellco common shares. The decrease at the end of 1995 was primarily caused by the purchase of the common stock of Alba Waldensian, Inc.

The table on the  following  page  summarizes  this and the other major  sources
(uses) of cash for the last three years.

The major sources (uses) of cash for the last three years were:

                                                           (in thousands)

                                                       1996      1995      1994
                                                       ----      ----      ----

Net Income Before Depreciation, Net Investment
Income, Equity in (Loss) Income of Affiliate and
Stock Repurchase Charge ........................   $   810    $ 1,214   $ 1,490
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities .......    (1,542)       192    (1,970)
Other ..........................................      (165)      (173)     (119)
Net Cash Provided (Used) By Operations .........      (897)     1,233      (599)
Net Cash From Sale of (Purchases of)
Marketable Securities ..........................     5,256      3,653     5,563
Cash Used to Repurchase Company's  Stock and
Related Expenses ...............................    (5,579)
Cash  From Bank Loan Used to Repurchase
Stock ..........................................     4,500
Cash Used to Repay Bank Loan ...................    (4,520)
Cash Used to Purchase Affiliate ................    (4,475)
Cash Used to Purchase Equipment ................      (370)      (295)     (322)
Cash Dividends Paid ............................      (140)      (221)   (5,530)
Other ..........................................       228
Net Increase (Decrease) in Cash ................   $(1,750)   $  (105)  $  (660)


The primary reason for the 1996 decrease was the increase in accounts receivable as explained above. The government pays interest on late payments. In 1995, cash from the sale of marketable securities was used to pay for part of the purchase of Alba Waldensian, Inc. (the affiliate) common stock. Cash from 1995 operations was also used to purchase Alba's stock, purchase equipment and pay the cash dividend. Cash from the sale of marketable securities was used to pay 1994 cash dividends, including a $5,300,000 special dividend.

On December 29, 1995, the Company repurchased 510,424 of its common shares for a price consisting partially of a $5,460,000 cash payment and $119,000 in related expenses. The initial payment was partially financed by a short term bank loan. All marketable securities were subsequently sold to repay the bank loan.

The sale of marketable securities could have a negative effect on liquidity to the extent that these securities could have been sold to meet future liquidity and capital needs, and to the extent that they were a source of cash from interest and dividends. If significant cash needs arise in the future, other sources may have to be found. The Company does not presently know of any such significant future cash needs.

The Company believes that its cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. Note 13 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments for the stock repurchase, contingent upon net incomes for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowing of $1,500,000, will expire and be subject to renewal on December 31, 1996.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
              (in thousands except per share and number of shares)


                                               JUNE 29,      JULY 1,     JULY 2,
                                                   1996         1995        1994
                                               --------      -------     -------

REVENUES (Notes 1, 6, 16 and 17) ..........   $  19,968    $  18,003   $  18,255
                                              ---------    ---------   ---------

COSTS AND EXPENSES (Notes 10 and 11):
     Cost of sales and services ...........      17,168       15,128      14,903
     General and administrative expenses ..       2,151        2,196       2,202
                                              ---------    ---------   ---------
     Total ................................      19,319       17,324      17,105
                                              ---------    ---------   ---------

DIVIDEND AND INTEREST INCOME ..............         215          446         498

NET INVESTMENT INCOME (Notes 1 and 4) .....       1,204           18         386
                                              ---------    ---------   ---------

INCOME BEFORE EQUITY IN (LOSS)
     INCOME OF AFFILIATE AND
     STOCK REPURCHASE CHARGE ..............       2,068        1,143       2,034

EQUITY IN (LOSS) INCOME OF AFFILIATE
     (Notes 1 and 5) ......................        (601)          69

STOCK REPURCHASE CHARGE (Note 14) .........        (110)
                                              ---------    ---------   ---------

INCOME BEFORE INCOME TAXES ................       1,357        1,212       2,034

PROVISION FOR INCOME TAXES
     (Notes 1 and 12) .....................         366          243         492
                                              ---------    ---------   ---------

NET INCOME ................................   $     991    $     969   $   1,542
                                              =========    =========   =========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding)-
     Net income ...........................   $    1.58    $     1.1   $    1.75
                                              =========    =========   =========
     Weighted average number of shares
     outstanding ..........................     628,216      884,806     881,267
                                              =========    =========   =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 29, 1996 AND JULY 1, 1995
                                 (in thousands)

                                     ASSETS


                                                           JUNE 29,      JULY 1,
                                                               1996         1995
                                                           --------      -------

CURRENT ASSETS:
     Cash ............................................      $   673      $ 2,423
     Marketable securities,current
         (Notes 1 and 4) .............................            0          996
     Receivables (Note 2) ............................        5,242        3,267
     Inventories (Notes 1 and 3) .....................        3,924        4,295
     Deferred taxes and prepaid expenses
         (Note 12) ...................................          377          429
                                                            -------      -------
     Total ...........................................       10,216       11,410
                                                            -------      -------

MARKETABLE SECURITIES,non-current
     (Notes 1 and 4) .................................            0        3,787

INVESTMENT IN AFFILIATE (Notes 1,  5 and 14) .........            0        5,529

MACHINERY LEASED TO LICENSEES
     (Notes 1 and 6) .................................           63          111

PROPERTY, PLANT AND EQUIPMENT:
     (Notes 1 and 7) .................................        1,138        1,031

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition (Note 1) ...........          228          228
     Intangible pension asset (Note 10) ..............          623          642
                                                            -------      -------
     Total ...........................................          851          870
                                                            -------      -------

DEFERRED TAXES (Note 12) .............................          429
                                                            -------      -------

TOTAL ................................................      $12,697      $22,738
                                                            =======      =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 29, 1996 AND JULY 1, 1995
                                 (in thousands)

                             LIABILITIES AND EQUITY


                                                           JUNE 29,      JULY 1,
                                                               1996         1995
                                                           --------      -------
CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 8) ...........   $      0    $     20
     Accounts payable ..................................      1,779       1,533
     Accrued liabilities (Notes 9 and 11) ..............      1,302       1,418
     Accrued income taxes (Note 12) ....................        139         207
                                                           --------    --------
         Total .........................................      3,220       3,178
                                                           --------    --------
LONG-TERM LIABILITIES:
     Pension obligation (Note 10) ......................      1,939       1,887
     Deferred taxes (Note 12) ..........................          0          10
     Note payable (Note 13) ............................        492

CONTINGENCY (Note 18)

STOCKHOLDERS' EQUITY (Notes 4, 5, 15 and 18):
     Preferred 5% cumulative redeemable,
         convertible stock; $100 par value: 3,000
         shares authorized, none outstanding
     Common stock, $1.00 par value; 2,000,000
         shares authorized; shares issued and
         outstanding-374,382 at 1996,  884,806 at 1995 .        374         885
     Additional paid-in capital ........................        598       1,409
     Retained earnings .................................      6,696      15,412
     Pension liability adjustment (Note 10) ............       (622)       (525)
     Unrealized gain on marketable
         securities (Notes  1 and 4 ) ..................          0         482
                                                           --------    --------
         Total .........................................      7,046      17,663
                                                           --------    --------

TOTAL ..................................................   $ 12,697    $ 22,738
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                                 (in thousands)

                                                  JUNE 29,    JULY 1,    JULY 2,
                                                      1996       1995       1994
                                                  --------    -------    -------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ...............................   $   991    $   969    $ 1,542
                                                  -------    -------    -------
     Adjustments  to  reconcile  net  income
     to net  cash  provided  (used)  by
     operating activities:
         Depreciation and amortization ........       312        332        334
         Net investment income ................    (1,204)       (18)      (386)
         Equity in loss (income) of affiliate .       601        (69)
         Stock repurchase charge ..............       110
         (Increase) decrease in-
             Accounts receivable ..............    (1,975)     1,133       (767)
             Inventories ......................       371       (773)    (1,047)
             Other current assets .............        52        (75)       (97)
         Increase (decrease)in-
             Accounts payable .................       246       (292)       (31)
             Accrued liabilities ..............      (116)       270         (7)
             Accrued income taxes .............       (68)      (146)      (118)
             Pension obligation ...............       (26)       (46)        22
             Other ............................      (191)       (52)       (44)
                                                  -------    -------    -------
     Total adjustments ........................    (1,888)       264     (2,141)
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES .....................      (897)     1,233       (599)
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in affiliate ..................    (4,475)
     Net sales (purchases) of current
         marketable securities ................       996      1,898      3,766
     Purchases of noncurrent
         marketable securities ................      --       (2,343)      (588)
     Sales of noncurrent
         marketable securities ................     4,261      4,098      2,385
     Purchases of equipment ...................      (371)      (295)      (322)
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
     INVESTING  ACTIVITIES ....................     4,886     (1,117)     5,241
                                                  -------    -------    -------


                            (continued on next page)

                                                  JUNE 29,    JULY 1,    JULY 2,
                                                      1996       1995       1994
                                                  --------    -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from bank ...........................     4,500      2,050
     Repayment of bank loan ...................    (4,520)    (2,050)
     Cash dividends paid ......................      (140)      (221)    (5,530)
     Purchase of common stock .................    (5,579)
     Stock option exercise ....................       228
                                                  -------    -------    -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES .....................    (5,739)      (221)    (5,302)
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............    (1,750)      (105)      (660)

CASH AT BEGINNING OF PERIOD ...................     2,423      2,528      3,188
                                                  -------    -------    -------

CASH AT END OF PERIOD .........................       673      2,423      2,528
                                                  =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest .............................   $    39    $    44    $    20
         Income taxes .........................       561        779        745
     Noncash investing and financing activity-
         Noncash decrease in Investment in
             Affiliate from stock repurchase ..     4,928
         Note issued as part of stock
             repurchase .......................       492
         Noncash increase in Investment in
             Affiliate ........................       986
         Noncash increase (decrease ) in
             marketable securities to fair
             value ............................   $  (730)   $   730
                                                  =======    =======    =======



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                           FOR THE FISCAL YEARS ENDED
                     JUNE 29, 1996, JULY 1, 1995 AND JULY 2,
                         1994 (in thousands except share
                                      data)


                                                JUNE 29,     JULY 1,     JULY 2,
                                                    1996        1995        1994
                                                --------     -------     -------

COMMON STOCK (Notes 14 and 15):
     Balance at beginning of year ..........   $    885    $    885    $    869
     Repurchase of common stock ............       (511)
     Stock option exercise .................         16
                                               --------    --------    --------
     Balance at end of year ................        374         885         885
                                               --------    --------    --------


ADDITIONAL PAID-IN CAPITAL:
     (Notes 5, 14 and 15):
     Balance at beginning of year ..........      1,409         759         547
     Repurchase of common stock ............       (811)
     Excess of basis over cost of
         investment in affiliate ...........        650
     Stock option exercise .................        212
                                               --------    --------    --------
     Balance at end of year ................        598       1,409         759
                                               --------    --------    --------

RETAINED EARNINGS (Note 14):
     Balance at beginning of year ..........     15,412      14,664      18,652
     Repurchase of common stock ............     (9,567)
     Net income ............................        991         969       1,542
     Cash dividends (per share: 1996-$.375;
         1994-$.25; 1994-$6.25) ............       (140)       (221)     (5,530)
                                               --------    --------    --------
     Balance at end of year ................      6,696      15,412      14,664
                                               --------    --------    --------

PENSION LIABILITY ADJUSTMENT
     (Note 10):
     Balance at beginning of year ..........       (525)       (306)       (327)
     Change for the year ...................        (97)       (219)         21
                                               --------    --------    --------
     Balance at end of year ................       (622)       (525)       (306)
                                               --------    --------    --------

UNREALIZED GAIN ON
     MARKETABLE SECURITIES (Notes 1 and 4) .        482
                                               --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY .................   $  7,046    $ 17,663    $ 16,002
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994


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

         Fair Value of Financial Instruments

                  The carrying value of financial instruments at June 29, 1996 (cash, receivables, accounts payable and note payable) approximates fair value. The carrying value of the note payable is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved.

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


         Investment in Affiliate

                  Investment in affiliate (Alba-Waldensian, Inc.), defined as owned more than 20% but not more than 50%, is accounted for on the equity method. Because the investment in Alba was purchased from a more-than-50% owner of Wellco (Coronet Insurance Company), the investment was initially recorded at Coronet's basis at the date of Wellco's acquisition. The excess of that basis over Wellco's cost of acquisition ($650,000, net of the effect of income taxes) was recorded as an increase in Additional Paid-In Capital. On December 29, 1995, the investment in Alba was used as part of the consideration paid for the repurchase of 510,424 shares of Wellco's common stock (See Note 14).

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

         Intangible Asset

                  The excess of the fair value (as determined by the Board of Directors) of Wellco Enterprises, Inc. common stock issued over the net assets of Ro-Search, Incorporated, a wholly owned subsidiary of Wellco, at acquisition is not being amortized. This asset arose prior to 1970 and, in the opinion of management, there has not been any diminution in its value.

         Pensions

                  The Company has two non-contributory, defined benefit pension plans covering substantially all employees at its North Carolina plant. The Company's policy is to fund the minimum amount required by the Employee Retirement Income Security Act.

         Revenue Recognition

                  All government combat boot production contracts are fixed price and usually have a delivery schedule of twelve to sixteen months. Revenue is recognized for each boot shipment after it has been accepted by the government's Quality Assurance Representative.

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

         Fiscal Year

                  The Company's fiscal year ends on the Saturday closest to June
                  30. All years presented contain 52 weeks.

         Postemployment Benefits

                  Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", was effective for the Company's 1995 fiscal year. As it applies to the Company, SFAS No. 112 requires the recording of an expense and liability for the cost of insurance benefits to employees who are not actively at work due to illness or layoff. The amount of this liability at June 29, 1996 and July 1, 1995, respectively, was not significant.

         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RECEIVABLES:

     The majority of receivables at June 29, 1996 are from the U. S. government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 1996 and 1995 are not significant.

3.  INVENTORIES:

    The components of inventories are:

                                                             (in thousands)

                                                           1996             1995
                                                           ----             ----
Finished Goods ...............................           $1,296           $1,723
Work in Process ..............................            1,267            1,415
Raw Materials and Supplies ...................            1,361            1,157
Total ........................................           $3,924           $4,295

4. MARKETABLE SECURITIES:

Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments
                                      -20-
    in Debt and Equity Securities", was effective as of the beginning of the 1995 fiscal year. Under SFAS 115, corporate equity and debt securities are classified as available-for-sale and are valued in the Consolidated Balance Sheets at their fair value (usually market value). The difference between fair value and the securities' adjusted cost, net of the effect of income taxes, is reflected in Stockholders' Equity. U. S. government agency notes are classified as held-to-maturity and are valued at their cost which approximates amortized cost. Restatement of previously issued financial statements is not permitted under SFAS 115. The Company's previous method of accounting for investments was to reflect their value at cost and only adjust cost by any declines in fair value below cost that were judged to be other than temporary. Under both SFAS 115 and the previous method of accounting, any decline in fair value below cost that is judged to be other than temporary is recognized as an unrealized loss.

    Applying FAS 115 to the July 1, 1995 Consolidated Financial Statements resulted in corporate equity and debt securities being stated at their fair value (an increase of $730,000 over adjusted cost) with an increase in Stockholders' Equity, after the effect of income taxes, of $482,000. Fair value is usually current market value at the financial statement date.

    In the 1996 fiscal year, all marketable securities were sold to provide the majority of the cash portion of the consideration paid by Wellco to repurchase 510,424 shares of its outstanding common stock (see Note 14). Adjusted cost, gross unrealized gains and losses and the fair value of all Marketable Securities at July 1, 1995 was :

                                               (in thousands)

                                                     Gross        Gross
                                                Unrealized   Unrealized     Fair
                                  Adjusted Cost       Gain         Loss    Value
                                  ------------- ----------   ----------    -----
Corporate Equity Securities ........     $3,057     $  778     $   48     $3,787
U. S. Government Agency Note .......        996          0          0        996
                                         ------     ------     ------     ------
Total ..............................     $4,053     $  778     $   48     $4,783
                                         ======     ======     ======     ======

     Proceeds from the sale of Marketable Securities classified under SFAS 115 for 1996 and 1995 were $4,261,000 and $4,098,000. Gross realized gains and losses, and unrealized losses for 1996 and 1995 were as follows:


                                                             (in thousands)
                                                       1996                1995
                                                       ----                ----
Gross Realized Gains .....................           $ 1,326            $   354
Gross Realized Losses ....................              (122)              (142)
Unrealized Loss ..........................              (194)
                                                     -------            -------
Net Investment Income ....................           $ 1,204            $    18
                                                     =======            =======

5.   INVESTMENT IN AFFILIATE:

     On December 30, 1994 Wellco purchased from Coronet Insurance Company (Coronet) for cash 400,000 shares of the common stock of Alba Waldensian, Inc. (Alba) which represented 21.5% of total Alba common shares. Because Coronet owned more than 50% of Wellco's total outstanding common stock, Wellco recorded as its carrying value of this investment Coronet's basis in these Alba shares. The excess of that basis over Wellco's cost ($986,000) increased Additional Paid-In Capital by $650,000, net of the effect of income taxes ($336,000). Through December 29, 1995, this investment was accounted for using the equity method.

     Operating results for the fiscal year ended June 29, 1996 includes as Equity in Loss of Affiliate a charge of $601,000, representing Wellco's $305,000 equity in Alba's loss for the six month period from July through December, 1995 and a $296,000 reduction of this investment's carrying value to fair value. On December 29, 1995, these shares were used as part of the consideration paid for the repurchase of 510,424 shares of Wellco's common stock (See Note 14). Operating results for the fiscal year ended July 1, 1995 includes $69,000 as Equity in Income of Affiliate representing Wellco's equity in Alba's net income for the six month period from January through June, 1995.

     Other than this investment, there were no business relationships or transactions between Wellco and Alba.

6.   MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the 1996 and 1995 consolidated balance sheets is $1,456,000 and $1,408,000. Rental revenues for the fiscal years 1996, 1995, and 1994 were $128,000, $122,000 and $146,000, substantially all of which vary with lessee's production or shipments.

7.   PROPERTY, PLANT AND EQUIPMENT:

     The cost and accumulated depreciation of property, plant and equipment is summarized as follows:


                                                   (in thousands)

                                                                       Estimated
                                            1996          1995       Useful Life
                                            ----          ----       -----------

Land .............................        $  107        $  107
Buildings ........................           774           774        45 Years
Machinery &
Equipment ........................         2,430         2,226        2-20 Years
Furniture & Fixtures .............           532           411        2-10 years
Leasehold
Improvements .....................            63            63        *
Total Cost .......................        $3,906        $3,581
Total Accumulated
Depreciation .....................        $2,768        $2,550

                      *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

8.   LINE OF CREDIT:

     The Company has a $1,500,000 unsecured bank line of credit. Interest is at the bank's prime rate. The line, which expires December 31, 1996, can be renewed annually at the bank's discretion. At June 29, 1996, $1,500,000 was available for borrowing under this line. The agreement contains, among other provisions, defined levels of net worth and current ratio requirements.

9.   ACCRUED LIABILITIES:
     The components of accrued liabilities are:

                                                             (in thousands)

                                                         1996               1995
                                                         ----               ----
Compensation .............................             $  793             $  744
Pension ..................................                166                286
Other ....................................                343                388
                                                       ------             ------
Total ....................................             $1,302             $1,418
                                                       ======             ======

10. PENSION PLANS:

The Company's pension plans provide retirement benefits based on either years of service or final average annual earnings.

The components of pension expense computed in accordance with Statement of Financial Accounting Standards No. 87 (Employers' Accounting For Pensions) are:


                                                             (in thousands)

                                                   1996        1995        1994
                                                   ----        ----        ----
Benefits Earned for Service in the
Current Year ...............................      $ 148       $ 134       $  97
Interest on the Projected Benefit
Obligation .................................        368         357         373
Return on Plan Assets ......................       (206)       (207)       (196)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses
Against Actuarial  Assumptions .............        156         129         131
Pension Expense ............................      $ 466       $ 413       $ 405

The liability of the plans at June 29, 1996 and July 1, 1995, and the components of the pension liability accrued in the balance sheets are:


                                                              (in thousands)

Pension Liability:                                          1996           1995
Accumulated Benefit Obligation,
  Substantially All Vested .........................      $ 5,054       $ 4,742
Obligation for Actuarially Projected
  Future Salary Increases ..........................          291           322
Projected Benefit Obligation .......................        5,345         5,064
Plan Assets at Fair Value ..........................       (2,949)       (2,568)
Projected Obligation Greater than Assets ...........        2,396         2,496
Less Projected Future Salary Increases .............         (291)         (322)
Pension Liability Recognized in the
  Consolidated Financial Statements ................      $ 2,105       $ 2,174


Components of Pension Liability:
Unamortized Costs Not Yet Charged Against
  Operations-
Net Obligation at July 1, 1987 .....................          426           497
Net Obligation From Changes to the Plans
  Since July 1, 1987 ...............................          369           369
Net Loss From Actuarial Assumptions Being
  Different Than
Actual .............................................        1,061           893
Less Projected Future Salary Increases .............         (291)         (322)
Total Liability Not Yet Charged Against
  Operations .......................................        1,565         1,437
Amount of Liability That Has Been Charged
  Against Operations ...............................          540           737
Total Pension Liability ............................      $ 2,105       $ 2,174


     The pension liability not yet charged against operations is a part of the long-term pension obligation liability. This liability at June 29,1996 is offset by an intangible pension asset of $623,000 ($642,000 at July 1,1995) and an equity reduction, net of income taxes, of $622,000 ($525,000 at July 1, 1995).

     Plan assets are invested in the General Investment Account of the Company's actuary. This account invests primarily in high-quality, fixed income mortgage obligations and corporate bonds. The assumed average discount rate and the expected long-term rate of return on plan assets is 7.5% for 1996 and 1995. To the extent projected benefits are based on final average annual earnings, the assumed rate of annual increase in future salary levels is 5.5%.


11. RETIREE HEALTH BENEFITS:

The Company accounts for the costs and liability of health care benefits for retired employees using
                                      -24-

     Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). The liability at the date of adoption of FAS 106 ( July 4, 1993) is being recognized over employee future service lives.

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

     The cost of retiree health benefits included in 1996, 1995 and 1994 Statements of Operations as computed under FAS 106 was:

                                                            (in thousands)

                                                          1996     1995     1994
                                                          ----     ----     ----

Benefits Earned for Current Service .................      $26      $20      $19
Interest Cost on Accumulated Liability ..............       22       20       21
Amortization of the July 4, 1993 Liability ..........       13       13       15
                                                           ---      ---      ---
Total Cost ..........................................      $61      $53      $55
                                                           ===      ===      ===



     The reconciliation of the total liability to the amount included as a liability in the Consolidated Balance Sheet at June 29, 1996 and July 1, 1995 is:


                                                               (in thousands)

                                                                1996        1995
                                                                ----        ----
Accumulated Liability For-
Retired Employees ..........................................    $   4     $  12
Fully Qualified Employees ..................................        7         0
Other Employees ............................................      293       267
Total ......................................................      304       279
Less Balance of Unrecognized Liability at July 4, 1993 .....     (240)     (254)
Unrecognized Net Gain Since July 4, 1993 ...................       46        32
Liability Recognized in the Consolidated Balance Sheet .....    $ 110     $  57

     The assumed health care cost trend rate used to project expected future cost was 12.4% in 1996 (13.2% in 1995), gradually decreasing to 6% by 2004 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 7.75% at June 29, 1996 ( 8% at July 1, 1995). The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.

12. INCOME TAXES:

The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The provision for income taxes consist of the following:

                                            (in thousands)

                                              1996           1995          1994
                                              ----           ----          ----

Federal-
Currently Payable ..................         $ 457          $ 143         $ 458
Deferred ...........................          (185)            45           (84)
                                             -----          -----         -----
Total Federal ......................           272            188           374
State ..............................            94             55           118
                                             -----          -----         -----
Total Provision ....................         $ 366          $ 243         $ 492
                                             =====          =====         =====


A reconciliation of the effective income tax rate for the 1996, 1995 and 1994 fiscal years is as follows:


                                                         1996     1995      1994
                                                         ----     ----      ----
Statutory Federal Income Tax Rate ...................     34%      34%      34%
Current Period Income of Puerto Rico Subsidiary
Substantially Exempt From Puerto Rican and
Federal Income Taxes ................................     (7%)    (11%)    (11%)
State Taxes, Net of Federal Tax Benefit .............      5%       4%       4%
Difference in Book and Tax Basis of Investment
in Affiliate ........................................     (6%)
Standstill Agreement ................................      3%
Untaxed Portion of Dividend Income ..................      *       (5%)      *
Other ...............................................     (2%)     (2%)     (3%)
Effective Income Tax Rate ...........................     27%      20%      24%
 * less than 1%


     Income earned in Puerto Rico by the Company's Puerto Rican subsidiary is 90% exempt from Puerto Rican income tax through 2000. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act), passed by Congress on August 2, 1996 and subsequently signed by the President, terminated, subject to a phase out for existing companies, the federal tax credit on this income for tax years beginning after December 31, 1996. Under the phase out, the Company should receive a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit will be limited, and will be completely eliminated starting with the 2007 fiscal year.

     The accumulated undistributed earnings ($4,397,000 at June 29, 1996) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future.

     Significant components of the Company's deferred tax assets (no valuation allowance considered necessary) and liabilities as of the end of fiscal 1996 and 1995 are as follows:


                                                               (in thousands)

                                                                    1996    1995
                                                                    ----    ----
Deferred Tax Assets:
Investment Write Downs Recognized in Financial
Statements, Not Yet Deducted From Taxable Income ...............            $209
Pension Cost Charged Against Financial Statement Income,
Not Yet Deducted From Taxable Income ...........................    $126     153
Tax Effect of Pension Liability Charged Against Equity .........      64     270
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable Income .........     146     132
Other ..........................................................     146      97
Total Deferred Tax Asset .......................................     482     861
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income Not Yet
Charged Against Financial Statement Income .....................      51      51
Deferred Tax Liability on the Adjustment of Marketable
Securities to Fair Value .......................................     248
Deferred Tax Liability on Increase in Basis of Investment in
Affiliate ......................................................     335
Other ..........................................................      23
Total Deferred Tax Liability ...................................      51     657
Net Deferred Tax Asset .........................................    $431    $204

13. NOTE PAYABLE:

     This represents the present value of the expected future payments to be made under the stock repurchase referred to in Note 14. The discount rate used is 10%, and the expected amounts to be paid are:



              Paid in               Present Value of
              Fiscal Year           Expected Payment
              1998                           $93,000
              1999                              -0-
              2000                              -0-
              2001                            43,000
              2002                           186,000
              2003                           170,000
                                            --------
              Total                         $492,000
                                            ========


     Actual payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, with the first payment being due for the 1997 fiscal year which ends June 28, 1997. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

     Adjustments will be made to the amount recorded based on actual amounts paid and if future events significantly change estimated future payments.

14. REPURCHASE OF STOCK:

     On December 29, 1995 Wellco repurchased from Coronet Insurance Company (Coronet) 510,424 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. Cash of $5,460,000 and 400,000 shares of Alba-Waldensian, Inc. (Alba) common stock were paid for these Wellco shares. In addition, certain additional payments may be made through fiscal year 2002 (see Note 13). After this repurchase there are 374,382 shares of Wellco connom stock outstanding. Under North Carolina law the shares repurchased constitute authorized but unissued shares.

     After this repurchase, Coronet owned 25,000 shares of Wellco which represents approximately 7% of the remaining shares outstanding. The Repurchase Agreement provides that for a period of ten years after December 29, 1995 Coronet and any of its affiliates will limit their ownership of Wellco common stock to not more than 20% of total shares outstanding. The Consolidated Statement of Operations for the fiscal year ended June 29, 1996 includes a Stock Repurchase Charge of $110,000 representing the value assigned to this limitation.

     This repurchase was recorded at the cash paid, the fair value of the Alba shares, the present value of the additional amount projected to be paid through fiscal year 2002, and the amount of investment banker, legal, accounting and other costs incurred related to this share repurchase, a total of

     $10,884,000. The par value of the common stock repurchased ($511,000) was charged against Common Stock. The excess of total amount paid over the par value of Wellco's common stock repurchased was charged to Additional Paid-In Capital ($811,000) and Retained Earnings ($9,567,000). The present value of projected additional payments ($492,000) to be made in the six year period is shown in the Consolidated Balance Sheets as Note Payable.

15. STOCK OPTIONS:

     All options under the Company's 1985 Stock Option Plan have been granted. Options have a term of 10 years from the date granted and have an exercise price equal to the fair market value on the date granted. At June 29, 1996, options to purchase 700 shares at $16.50 each were fully exercisable.

     In September, 1993, 16,100 shares of the Company's Common stock were issued upon employees' exercise of stock options. The excess of the amount received over the par value of shares issued increased Additional Paid-in Capital.

     On February 6, 1996, the Board Directors approved a 1996 Stock Option Plan for granting options to certain key employees for the purchase of 20,000 shares of the Company's common stock at the market price on the date granted. The Board has issued grants for 15,000 shares at $15.00 each and 2,500 shares at $17.375 each. The 1996 Stock Option Plan is subject to, and the grants thereunder are contingent upon, shareholder approval at the November 19, 1996 Annual Meeting of Wellco shareholders.

16. SEGMENT AND REVENUE INFORMATION:

     The Company operates in one industry segment. Substantially all the Company's operating activity is from the sale of military footwear and related items, whether sold directly by the Company or its licensees.

     Revenues by class of product, major customer and export revenues for 1996, 1995 and 1994 were:

                                                       Percent of Total Revenues

                                                     1996        1995       1994
                                                     ----        ----       ----

Revenues By Class of Product:
Sales of Footwear and Related Items ...........        97%        96%        96%
Revenues From Licensees .......................         3%         4%         4%
                                                      ---        ---        ---
Total .........................................       100%       100%       100%
Major Customer-U. S. Government ...............        70%        66%        74%
Export Revenues ...............................        12%        12%         6%


     The majority of export revenues are to Central and South American countries.

17. GOVERNMENT BOOT CONTRACT REVENUES:

     Revenues in 1996 include $963,000 representing the estimated amount of certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to will be  included  in the  period of  settlement.  Income  before income taxes in 1995 and 1994 was increased by $54,000 and $255,000 from contract actions settled with the U. S. government in those years at amounts in excess of previously recorded estimates.

18. COMMITMENT:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum shares that could be purchased at June 29, 1996 is approximately 31,000.

                                               INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29,1996 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for marketable securities during fiscal year 1995 to conform with Statement of Financial Accounting Standards No. 115.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 11, 1996

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                            Fiscal Year 1996 Quarter

                                           First      Second     Third    Fourth
                                           -----      ------     -----    ------
Market Price Per Share-
High .................................    16 3/8      16 1/2    17 3/4    32 1/2
Low ..................................    15 1/2      15        14 7/8    17 1/4
Per Share Cash Dividend Declared .....               $.12 1/2             $  .25


                            Fiscal Year 1995 Quarter

                                             First     Second     Third   Fourth
                                             -----     ------     -----   ------

Market Price Per Share-
High ...................................    17 3/8      18       17 1/2   17 1/8
Low ....................................    14 3/4      15 5/8   14 7/8   15
Per Share Cash Dividend Declared .......              $.12 1/2          $.12 1/2


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of August 23, 1996 was 297.


Registrar and Transfer Agent
ChaseMellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                            Fiscal Year 1996 Quarter

                                            First     Second     Third    Fourth
                                            -----     ------     -----    ------
Revenues ..............................   $ 4,378    $ 4,656   $ 5,484   $ 5,450
Cost of Sales and Services ............     3,959      4,154     4,648     4,407
Net Income ............................    (A)(71)    (B)118   (C) 584   (D) 360
Net Income (Loss) Per Share (E) .......   $  (.08)   $   .13   $  1.56   $   .96



                            Fiscal Year 1995 Quarter

                                          First     Second      Third     Fourth
                                          -----     ------      -----     ------

Revenues ...........................     $4,908     $5,045     $4,255     $3,795
Cost of Sales and Services .........      4,174      4,047      3,775      3,132
Net Income .........................        220        380        139     (F)230
Net Income Per Share ...............     $  .25     $  .43     $  .16     $  .26


(A)      Reduced by $102,000 equity in loss of affiliate.

(B)      Increased by $585,000 of investment income.
         Reduced by $410,000 of equity in loss of affiliate and $94,000 stock repurchase charge.

(C)      Increased by  $347,000 of investment income.

(D)      Reduced by  $46,000 contribution to the Wellco Foundation.
         Increased by $42,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year.

(E) Net income per share for the third and fourth quarters is based on 374,382 shares, reduced from 884,806 shares in the prior quarters after the December 29, 1995 repurchase of Wellco shares.

(F) Increased by $116,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year. Reduced by $89,000 charitable contribution to the Wellco Foundation.

Officers and Directors

HORACE AUBERRY
Chairman of the Board

ROLF KAUFMAN
President

DAVID LUTZ
Executive Vice President and Treasurer

Officers

SVEN E. OBERG
V. P. - Technical Director

RICHARD A. WOOD, Jr.
Secretary; Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.


Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

JAMES T. EMERSON
Retired Engineer

JOSEPH MINIO
President and Chief Executive Officer of Belle Haven Management, Ltd.

J. AARON PREVOST
Retired Banker

WILLIAM D. SCHUBERT
Principal of Advanced Management Concepts
(Management Consultants)

FRED K. WEBB, JR.
Accounting Team Leader  for United Guaranty Corporation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 1995 or 1996 fiscal years or during the period from the end of the 1996 fiscal year through the date of filing this Form 10-K.

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 18, 1996, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.  (Board  of
Directors)

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

         Identification of Executive Officers:


Name                             Age      Office
Horace Auberry                    65      Chairman of the Board of Directors
Rolf Kaufman                      65      President and Director
Sven Oberg                        57      Vice President-Technical Director
David Lutz, CPA                   51      Executive Vice President and
                                          Treasurer
Richard A. Wood, Jr.              59      Secretary


On September 30, 1996 Mr. Kaufman will retire from his position as President but will remain active as consultant to the Company serving in the position as Vice Chairman, Board of Directors. Mr. Lutz was elected by the Board of Directors to the position of President and Chief Operating Officer and Mr. Auberry was elected to the position of Chairman, Board of Directors and Chief Executive Officer, both effective September 30, 1996 .

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

Item 11. Executive Compensation.  (Executive Compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)

Item  13.   Certain   Relationships   and   Related   Transactions.   (Board  of
Directors/Security Ownership)

Since the beginning of the 1996 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 1996  fiscal year, no -
     (1) executive officer of the Registrant or member of his immediate family,
     (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
     (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.
                                     PART IV

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
The following consolidated financial statements of
Wellco Enterprises, Inc. are in the Registrant's 1996
Annual Report which is integrated into Part II of this Form 10-K immediately after page 4
Balance Sheets-at June 29, 1996  and July 1, 1995                         13-14*
Statements of Operations-years ended June 29,1996,
July 1, 1995 and July 2, 1994                                                12*
Statements of Cash Flows-years ended June 29, 1996,
July 1, 1995, and July 2, 1994                                            15-16*
Statements of Stockholders' Equity-years ended June 29, 1996,
July 1, 1995 and July 2, 1994                                                17*
Notes to Consolidated Financial Statements                                18-30*

* Page number in the 1996 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules

                                                                            Page
                                                                          Number
Schedule II             Valuation and Qualifying Accounts                    11

All other schedules are omitted because they are not applicable or not required.

Exhibits

Exhibit                                                                     Page
Number         Description                                                Number
      3        Articles of Incorporation and By-Laws                         (a)
      10       Material Contracts:
               A. Bonus Arrangement*                                         (b)
               B. 1985 Stock Option Plan for Key Employees of
                  Wellco Enterprises, Inc.*                                  (c)
      21       Subsidiaries of Registrant                                    14
      23       Consent of Experts                                            (d)

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy;

Exhibit 3         $40.00
Exhibit 10 A.       2.00
Exhibit 10 B.       3.00

         (a) Exhibit was filed in Part IV of Form 10-k for the fiscal year ended July 1, 1995, and is incorporated herein by reference.

         (b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.

         (c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 22, 1985, and is incorporated herein by reference.

         (d) Consent is contained in opinion of independent certified public accountants on page 9.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.


/s/ Horace Auberry
By: Horace Auberry, Chairman (Co-Principal Executive Officer)


/s/ Rolf Kaufman
By: Rolf Kaufman, President (Co-Principal Executive Officer)


/s/ David Lutz
By: David Lutz, Executive Vice President and Treasurer
 (Principal Financial and Accounting Officer)


Date:  September 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Horace Auberry                                        /s/ Rolf Kaufman
Horace Auberry, Chairman                                  Rolf Kaufman, Director


/s/ David Lutz                                        /s/ J. Aaron Prevost
David Lutz, Director                                  J. Aaron Prevost, Director


/s/ James T. Emerson
James T. Emerson, Director



Date:  September 26, 1996

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. Our audits also included the financial statement schedule filed under Part IV of Item
14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 11, 1996

                            WELLCO ENTERPRISES, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JUNE 29, 1996
               INDEX TO FINANCIAL STATEMENT SCHEDULE AND EXHIBITS


                                                                           Page
Financial Statement Schedule:                                             Number
Schedule II-Valuation and Qualifying Accounts                                11
Exhibits:
Exhibit 3-Articles of Incorporation and By-Laws                              (a)
Exhibit 10 A.-Bonus Arrangement                                              (b)
Exhibit 10 B.-1985 Stock Option Plan for Key Employees of
  Wellco Enterprises, Inc.                                                   (c)
Exhibit 21-Subsidiaries of Registrant                                        12
Exhibit 23-Consent of Experts                                                (d)

(a) Exhibit was filed in Part IV of Form 10-k for the fiscal year ended July 1, 1995, and is incorporated herein by reference.

(b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.

(C) Exhibit was filed as Exhibit A to the Proxy Statement dated October 22, 1995, and is incorporated herein by reference.

(d) Consent is contained in opinion of Independent Certified Public Accountants on page 9.

                                                                     SCHEDULE II


             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                               VALUATION ACCOUNTS
     FOR THE FISCAL YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994



                  BALANCE AT       ADDITIONS
                BEGINNING OF      CHARGED TO                          BALANCE AT
DESCRIPTION             YEAR          INCOME          DEDUCTIONS     END OF YEAR
Allowance for
doubtful
accounts-

1996                     $37                                                 $37
1995                      43                               6(A)               37
1994                      61                              18(A)               43

(A) Write off of uncollectible accounts.
