Form 10-Q
period 1996-09-28
WELLCO ENTERPRISES INC
filed 1996-11-12
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 1996

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

Yes X No .

374,382 shares of $1 par value common stock were outstanding on November 8, 1996.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 1996


















The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTMEBER 28, 1996 AND JUNE 29, 1996
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                    SEPTEMBER 28,       JUNE 29,
                                                             1996           1996
                                                     -------------      --------
CURRENT ASSETS:
     Cash ..........................................     $  1,496      $    673
     Receivables ...................................        4,637         5,242
     Inventories-
         Finished goods ............................        1,286         1,296
         Work in process ...........................        1,300         1,267
         Raw materials .............................        1,660         1,361
                                                         --------      --------
         Total .....................................        4,246         3,924
     Deferred taxes and prepaid expenses ...........          417           377
                                                         --------      --------
     Total .........................................       10,796        10,216
                                                         --------      --------
MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,463 and $1,456) ............................           56            63

PROPERTY, PLANT AND EQUIPMENT:
     Land ..........................................          107           107
     Buildings .....................................          774           774
     Machinery and equipment .......................        2,486         2,430
     Furniture and automobiles .....................          536           532
     Leasehold Improvements ........................           63            63
                                                         --------      --------
     Total cost ....................................        3,966         3,906
     Less accumulated depreciation and
        amortization ...............................       (2,839)       (2,768)
                                                         --------      --------
     Net ...........................................        1,127         1,138
                                                         --------      --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ..................          228           228
     Intangible pension asset ......................          623           623
                                                         --------      --------
     Total .........................................          851           851

DEFERRED TAXES .....................................          429           429
                                                         --------      --------

TOTAL ..............................................     $ 13,259      $ 12,697
                                                         ========      ========

See Notes to Consolidated Financial Statements .....

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTMEBER 28, 1996 AND JUNE 28, 1996
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (unaudited)
                                                   SEPTEMBER 28,        JUNE 29,
                                                            1996            1996
                                                   -------------        --------
CURRENT LIABILITIES:
     Accounts payable ..........................       $  2,041        $  1,779
     Accrued compensation ......................            812             793
     Accrued pension ...........................            134             166
     Accrued income taxes ......................            242             139
     Other liabilities .........................            274             343
     Current maturity of note payable ..........             93
                                                       --------        --------
         Total .................................          3,596           3,220
                                                       --------        --------


LONG-TERM LIABILITIES:
     Pension obligation ........................          1,920           1,939
     Note payable (Note 2) .....................            399             492

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value .............            374             374
     Additional paid-in capital ................            598             598
     Retained earnings .........................          6,994           6,696
     Pension liability adjustment ..............           (622)           (622)
                                                       --------        --------
         Total .................................          7,344           7,046
                                                       --------        --------

TOTAL ..........................................       $ 13,259        $ 12,697
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
              (in thousands except per share and number of shares)

                                                        (unaudited)
                                                     SEPTEMBER 28, SEPTEMBER 30,
                                                              1996          1995
                                                     ------------  -------------


REVENUES (Note 1) ...................................    $   4,990    $   4,378
                                                         ---------    ---------

COSTS AND EXPENSES:
     Cost of sales and services .....................        4,086        3,959
     General and administrative expenses ............          523          464
                                                         ---------    ---------
     Total ..........................................        4,609        4,423
                                                         ---------    ---------

DIVIDEND AND INTEREST INCOME ........................           17           88

NET INVESTMENT INCOME ...............................         --             18
                                                         ---------    ---------
TOTAL DIVIDEND, INTEREST & INVESTMENT
     INCOME .........................................           17          106
                                                         ---------    ---------
INCOME BEFORE EQUITY IN (LOSS)
     OF AFFILIATE ...................................          398           61

EQUITY IN (LOSS) OF AFFILIATE (Note 3) ..............         --           (122)
                                                         ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES ...................          398          (61)

PROVISION FOR INCOME TAXES ..........................          100           10
                                                         ---------    ---------
NET INCOME (L0SS) ...................................    $     298    $     (71)
                                                         =========    =========
PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ............................    $    0.80    $   (0.08)
                                                         =========    =========
     Weighted average number of shares
     outstanding (Note 4) ...........................      374,382      884,806
                                                         =========    =========

See Notes to Consolidated Financial Statements .

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                 (in thousands)

                                                        (unaudited)
                                                     SEPTEMBER 28, SEPTEMBER 30,
                                                              1996          1995
                                                    -------------- -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...............................     $   298      $   (71)
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
         Depreciation and amortization ...............          78           83
         Net investment (income) .....................        --            (18)
         Equity in loss of affiliate .................         122
         (Increase) decrease in-
             Accounts receivable .....................         605         (348)
             Inventories .............................        (322)         379
             Other current assets ....................         (40)          40
         Increase (decrease)in-
             Accounts payable ........................         262          294
             Accrued liabilities .....................         (82)        (336)
             Accrued income taxes ....................         103          (79)
             Pension obligation ......................         (19)         (27)
                                                           -------      -------
     Total adjustments ...............................         585          110
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................         883           39
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of noncurrent
         marketable securities .......................        --             39
     Purchases of equipment ..........................         (60)        (155)
                                                           -------      -------
     INVESTING  ACTIVITIES ...........................         (60)        (116)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................         823          (77)

CASH AT BEGINNING OF PERIOD ..........................         673        2,423
                                                           -------      -------

CASH AT END OF PERIOD ................................     $ 1,496      $ 2,346
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ....................................     $     1      $  --
         Income taxes ................................           1         --
     Noncash increase in marketable
         securities to fair value ....................        --          1,215
                                                           =======      =======

See Notes to Consolidated Financial Statements .

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 28, 1996
                     (in thousands except number of shares)
                                   (unaudited)


                                   Common Stock        Additional
                                              Par         Paid-In       Retained
                                  Shares      Value       Capital       Earnings
                                 -----------------------------------------------

BALANCE AT JUNE 29, 1996         374,382       $374       $   598         $6,696
Net income for the
     fiscal three months
     ended September 28, 1996                                                298
                                 -----------------------------------------------

BALANCE AT SEPTEMBER 28, 1996    374,382       $374       $   598         $6,994
                                 -----------------------------------------------





                                     Pension
                                   Liability
                                  Adjustment
                                -------------

BALANCE AT JUNE 29, 1996         $      (622)
Change for the fiscal three
     months ended
     September 28, 1996
                                 -------------

BALANCE AT SEPTEMBER 28, 1996    $       (622)
                                 -------------


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 28, 1996



1. GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three month period ended September 28, 1996 include $179,109 representing the estimated amount of contract change orders and adjustments that have not as yet been negotiated with the government. Any difference between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

2. NOTE PAYABLE:

      This represents the present value of the expected future payments to be made under a note payable related to Wellco's repurchase of 510,424 shares of its common stock from its former majority shareholder on December 29, 1995. Actual payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, with the first payment being due for the 1997 fiscal year which ends June 28, 1997. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

      Adjustments will be made to the amount recorded based on actual amounts paid and if future events significantly change estimated future payments.

3. EQUITY IN LOSS OF AFFILIATE:

      Wellco owned 400,000 shares of the common stock of Alba-Waldensian, Inc. (the affiliate) which was accounted for using the equity method. The $122,000 represents Wellco's equity in the loss of Alba for the quarter ended September 30, 1995. On December 29, 1995, all 400,000 shares were used as a part of the consideration paid for the 510,424 share repurchase.

4. WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

      The 510,424 shares repurchased reduced total shares outstanding from 884,806 to 374,382.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

   Comparing The Three Months Ended September 28, 1996 and September 30, 1995:

Income before income taxes in the current quarter was $398,000 compared to a loss of $61,000 in the prior year first quarter. The prior quarter's income was reduced by a loss of $122,000 representing Wellco's equity in the loss of its 21.4% owned affiliate, Alba-Waldensian, Inc., for that quarter. Wellco owned 400,000 shares of the common stock of Alba from December 30, 1994 until December 29, 1995, when these shares were exchanged as a part of the purchase price for Wellco's repurchase of 510,424 shares of its common stock. Marketable securities were sold to provide the cash portion of the stock repurchase price, resulting in the total of dividend, interest and investment income in the September 28, 1996 period being $89,000 less than the September 30, 1995 period.

Income before Equity in (Loss) of Affiliate and Total Dividend, Interest and Investment Income was $381,000 in the current period compared to a loss of $45,000 in the prior period. The major reasons for this change are:

      1. Revenues increased $612,000. Pairs of combat boots sold to the U. S. government were 11,000 more in the current period. In the three months ended September 28, 1996, Wellco was shipping combat boots under the second option of its current contract. For the prior period, shipments were under the first option. Both options are for the same total pairs, but the delivery period for the second option is twelve months and for the first option it was sixteen months.

               Revenues from technical assistance fees, equipment rentals and sales of boot manufacturing raw materials were more in the current period. Technical assistance fees and equipment rentals vary with the customer's sales. The sale of boot manufacturing materials can vary significantly from period to period, depending on customers' needs.

      2. The major categories of fixed and semi-variable manufacturing costs decreased by $15,000 in the current period. Wellco is self-insured for it employees group health insurance which was $27,000 less in the three months ended September 28, 1996.

General and administrative expenses increased $59,000 in the current quarter. The increased quarter's profit resulted in an increase in the provision for employee bonuses which are based on profit. Travel costs increased because Wellco participated in two military equipment shows in the current quarter.

Income taxes were provided at the estimated overall rate for the fiscal year. A tax provision was recorded in the prior year to provide for state taxes.

Forward Looking Information:

Deliveries under the second and last option of the current U. S. government combat boot contract will be substantially completed in December 1996.

On September 27, 1996, Wellco submitted a bid against a solicitation for the next contract with awards estimated to be in mid December 1996. As with the current contract, the government plans to make awards to each of the expected four bidders, and will use the best value method of evaluating bids. Under this method, the highest rated bidder receives 35% of total pairs, the second highest rated bidder gets 25%, and the other two bidders receive 20% each. Under best value, bidders are rated on their past performance, quality history and other criteria, and bid prices are not the most important factor. For the current contract, Wellco is the 25% supplier.

Contracts awarded from the new solicitation will provide for a base year award and four option years. Prior to each option's exercise, the government will evaluate each's contractor's performance during the prior period and will make the 35%/25%/20%/20% option award based on that evaluation, with the best performing contractor getting the greater percent.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. The current solicitation establishes total minimum and maximum pairs to be ordered for each year of the contract of 703,220 and 1,055,828. These amounts are less than estimated consumption and are less than the total annual pairs ordered under the current contract (approximately 1,108,000 pairs). The government has stated that their intent is to purchase total annual pairs of combat boots equal to 78% of consumption, which would be approximately 880,000 based on estimated consumption. In addition, during the first year of new contracts resulting from this solicitation, the government will buy an additional total 205,000 pairs of the desert combat boot which will be used to establish a war reserve stock. The Company believes that the government will reach its desired inventory level between the fourth and fifth year of the contract, at which time we expect orders to increase to the level of consumption. The effect of reduced total pairs purchased on future operating results will depend on many factors, with per pair price and the percent awarded to Wellco being the major ones, and cannot be estimated until after contract award.

On September 30, 1996, Wellco was awarded a contract from a state to provide up to 34,000 pairs of six inch work shoes. Deliveries under this contract are to take place during the October, 1996 through September, 1997 period.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. This work is divided into three phases and will be completed in about two years. Development, testing and delivery of prototype boots under the first phase of this contract was completed in late February, 1996. In September, 1996, the government committed funds to the second phase and work will start in the quarter ending December 28, 1996.

Except for historical information, this Form 10-Q includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 29, 1996. Actual results may differ materially from management expectations.

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

The following table summarizes at the end of the most recent fiscal three months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                       (in thousands)

                                           Fiscal Three Months,      Fiscal Year
                                             September 28, 1996    June 29, 1996
                                           --------------------    -------------

Cash .........................................           $1,496           $  673
Unused Line of Credit ........................            1,500            1,500
                                                         ------           ------
Total ........................................           $2,996           $2,173
                                                         ======           ======


The following table summarizes this and the other major sources (uses) of cash for the three months ended September 28, 1996:

                                                                  (in thousands)

                                                                   September 28,
                                                                            1996
                                                                   -------------

Net Income Plus Depreciation ....................................         $ 376
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities ........................           566
Other ...........................................................           (59)
                                                                          -----
Net Cash Provided  By Operations ................................           883
Cash Used to Purchase Equipment .................................           (60)
                                                                          -----
Net Increase  in Cash ...........................................         $ 823
                                                                          =====


Accounts receivable decreased because of some improvement in the timeliness of the U. S. government's payments and because of the receipt of payments from certain significant June 29, 1996 receivables.

The Company believes that its cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. Note 2 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from the stock repurchase, contingent upon net income for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

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






Wellco Enterprises, Inc., Registrant




 \S\  David Lutz
David Lutz, President and Treasurer
(and Principal Financial Officer)

November 11, 1996