Form 10-Q
period 1996-12-28
WELLCO ENTERPRISES INC
filed 1997-02-12
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 1996

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

Yes X No .

1,123,146 shares of $1 par value common stock were outstanding on February 10, 1997.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 28, 1996










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 1996 AND JUNE 29, 1996
                                 (in thousands)

                                     ASSETS

                                                              (unaudited)
                                                      DECEMBER 28,      JUNE 29,
                                                              1996          1996
                                                      ------------      --------

CURRENT ASSETS:
     Cash ..........................................     $    966      $    673
     Receivables ...................................        3,925         5,242
     Inventories-
         Finished goods ............................        1,539         1,296
         Work in process ...........................        1,841         1,267
         Raw materials .............................        1,746         1,361
                                                         --------      --------
         Total .....................................        5,126         3,924
     Deferred taxes and prepaid expenses ...........          333           377
                                                         --------      --------
     Total .........................................       10,350        10,216
                                                         --------      --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,469 and $1,456) ............................           50            63

PROPERTY, PLANT AND EQUIPMENT:
     Land ..........................................          107           107
     Buildings .....................................          774           774
     Machinery and equipment .......................        2,570         2,430
     Furniture and automobiles .....................          522           532
     Leasehold Improvements ........................           63            63
                                                         --------      --------
     Total cost ....................................        4,036         3,906
     Less accumulated depreciation and
        amortization ...............................       (2,886)       (2,768)
                                                         --------      --------
     Net ...........................................        1,150         1,138
                                                         --------      --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ..................          228           228
     Intangible pension asset ......................          623           623
                                                         --------      --------
     Total .........................................          851           851

DEFERRED TAXES .....................................          429           429
                                                         --------      --------

TOTAL ..............................................     $ 12,830      $ 12,697
                                                         ========      ========

See Notes to Consolidated Financial Statements .....


                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 1996 AND JUNE 29, 1996
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (unaudited)
                                                     DECEMBER 28,       JUNE 29,
                                                             1996           1996
                                                    -------------       --------


CURRENT LIABILITIES:
     Accounts payable ............................      $  1,736       $  1,779
     Accrued compensation ........................           647            793
     Accrued pension .............................           133            166
     Accrued income taxes ........................           101            139
     Cash dividend declared ......................           112           --
     Other liabilities ...........................           266            343
     Current maturity of note payable ............           351
                                                        --------       --------
         Total ...................................         3,346          3,220
                                                        --------       --------


LONG-TERM LIABILITIES:
     Pension obligation ..........................         1,904          1,939
     Note payable (Note 2) .......................           938            492

STOCKHOLDERS' EQUITY (Notes 1, 2, and 3):
     Common stock, $1.00 par value ...............         1,123            374
     Additional paid-in capital ..................          --              598
     Retained earnings ...........................         6,141          6,696
     Pension liability adjustment ................          (622)          (622)
                                                        --------       --------
         Total ...................................         6,642          7,046
                                                        --------       --------

TOTAL ............................................      $ 12,830       $ 12,697
                                                        ========       ========

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (in thousands except per share and number of shares)

                                                         (unaudited)
                                                    DECEMBER 28,    DECEMBER 30,
                                                            1996            1995
                                                   -------------    ------------


REVENUES (Note 4) .............................     $     9,728     $     9,034
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of sales and services ...............           8,003           8,113
     General and administrative expenses ......           1,098           1,006
                                                    -----------     -----------
     Total ....................................           9,101           9,119
                                                    -----------     -----------

DIVIDEND AND INTEREST INCOME ..................              29             171

NET INVESTMENT INCOME .........................            --               702
                                                    -----------     -----------

TOTAL DIVIDEND, INTEREST & INVESTMENT
     INCOME ...................................              29             873
                                                    -----------     -----------

INCOME BEFORE EQUITY IN (LOSS)
     OF AFFILIATE AND STOCK REPURCHASE CHARGE..             656             788

EQUITY IN (LOSS) OF AFFILIATE .................            --              (601)

STOCK REPURCHASE CHARGE .......................            --              (110)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES ....................             656              77

PROVISION FOR INCOME TAXES ....................             150              30
                                                    -----------     -----------

NET INCOME ....................................     $       506     $        47
                                                    ===========     ===========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ......................     $      0.45     $      0.02
                                                    ===========     ===========
     Weighted average number of shares
     outstanding (Note 3) .....................       1,123,146       2,654,418
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (in thousands except per share and number of shares)

                                                         (unaudited)
                                                     DECEMBER 28,   DECEMBER 30,
                                                             1996           1995
                                                    -------------   ------------


REVENUES ..........................................   $     4,738   $     4,656
                                                      -----------   -----------

COSTS AND EXPENSES:
     Cost of sales and services ...................         3,917         4,154
     General and administrative expenses ..........           575           542

                                                      -----------   -----------
     Total ........................................         4,492         4,696
                                                      -----------   -----------

DIVIDEND AND INTEREST INCOME ......................            12            83

NET INVESTMENT INCOME .............................          --             684
                                                      -----------   -----------

INCOME BEFORE EQUITY IN (LOSS)
     OF AFFILIATE AND STOCK REPURCHASE CHARGE......           258           727

EQUITY IN (LOSS) OF AFFILIATE .....................          --            (479)

STOCK REPURCHASE CHARGE ...........................          --            (110)
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES ........................           258           138

PROVISION FOR INCOME TAXES ........................            50            20
                                                      -----------   -----------

NET INCOME ........................................   $       208   $       118
                                                      ===========   ===========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ..........................   $      0.18   $      0.04
                                                      -----------   -----------

     Weighted average number of shares
     outstanding (Note 3) .........................     1,123,146     2,654,418
                                                      ===========   ===========

See Notes to Consolidated Financial Statements ....


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                 (in thousands)

                                                            (unaudited)
                                                     DECEMBER 28,   DECEMBER 30,
                                                             1996           1995
                                                     ------------   ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ..................................       $   506        $    47
                                                         -------        -------
     Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
         Depreciation and amortization ...........           155            166
         Net investment (income) .................          --             (702)
         Equity in loss of affiliate .............           601
         Stock repurchase charge .................           110
         (Increase) decrease in-
             Accounts receivable .................         1,317         (1,014)
             Inventories .........................        (1,202)           547
             Other current assets ................            43            187
         Increase (decrease)in-
             Accounts payable ....................           (43)           338
             Accrued liabilities .................          (256)          (553)
             Accrued income taxes ................           (38)          (138)
             Pension obligation ..................           (35)           (27)
             Other ...............................          --             (266)
                                                         -------        -------
     Total adjustments ...........................           (59)          (751)
                                                         -------        -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ........................           447           (704)
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales (purchases) of current
         marketable securities ...................          --              996
     Sales of noncurrent
         marketable securities ...................          --               37
     Purchases of equipment ......................          (154)          (202)
                                                         -------        -------
NET CASH PROVIDED (USED) BY
     INVESTING  ACTIVITIES .......................          (154)           831
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from bank ..............................         4,500
     Purchase of common stock ....................        (5,617)
                                                         -------        -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ........................          --           (1,117)
                                                         -------        -------

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                 (in thousands)


                                                           (unaudited)
                                                       DECEMBER 28, DECEMBER 30,
                                                               1996         1995
                                                       ------------ ------------

NET INCREASE (DECREASE) IN CASH .....................          293         (990)

CASH AT BEGINNING OF PERIOD .........................          673        2,423
                                                           -------      -------

CASH AT END OF PERIOD ...............................      $   966      $ 1,433
                                                           =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ...................................      $    16      $    18
         Income taxes ...............................          187          131
     Adjustment of stock repurchase note ............          798
     Note issued as part of stock repurchase ........          492
     Noncash exchange of investment in
         Affiliate for stock repurchase .............        4,928
     Noncash increase in marketable
         securities to fair value ...................         --            410
                                                           =======      =======

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 28, 1996
                     (in thousands except number of shares)
                                   (unaudited)


                                  Common Stock            Additional
                                               Par           Paid-In    Retained
                                 Shares       Value          Capital    Earnings
                                 -----------------------------------------------

BALANCE AT JUNE 29, 1996         374,382      $374        $   598       $ 6,696

Net income for the
  fiscal six months
  ended December 28, 1996                                                   506
Adjustment of note payable
  from stock repurchase                                                    (798)
Transfer to Common Stock
  the par value of stock
  issued in stock split          748,764       749           (598)         (151)
Cash dividend declared
     ($.10 per share)                                                      (112)
                               -------------------------------------------------

BALANCE AT DECEMBER 28, 1996   1,123,146   $ 1,123        $    -        $ 6,141
                               =================================================



                                     Pension
                                    Liability
                                   Adjustment
                                   -----------

BALANCE AT JUNE 29, 1996            $    (622)
Change for the fiscal six
     months ended
     December 28, 1996
                                   ------------

BALANCE AT DECEMBER 28, 1996        $     (622)
                                   ============

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 28, 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Stock Options-

               In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for employee stock options, and gives companies a choice of measuring stock-based compensation expense by adopting the fair value method or continuing to measure compensation using the intrinsic value approach of Accounting Principles Board (APB) Opinion No. 25, the former standard. If a company elects to continue using APB 25, SFAS 123 requires, among other things, disclosure of pro forma net income and earnings per share as if the fair value based accounting method in SFAS 123 had been adopted. This statement is effective for the Company's 1997 fiscal year and, as permitted by SFAS 123, the new disclosures will first be made in the 1997 fiscal year annual report. The Company will continue using APB 25 to record stock-based compensation expense. The Company has stock options outstanding for 52,500 shares of its Common stock to which this disclosure will apply. Under the present stock option plan, the option price is the same as the market price on the date of option award, therefore Wellco will not recognize compensation expense for these options under APB 25.

2.    NOTE PAYABLE:

      This represents the present value of estimated future payments to be made under a note payable related to Wellco's repurchase of 510,424 shares of its common stock from its former majority shareholder on December 29, 1995. Actual payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, with the first payment being due for the 1997 fiscal year which ends June 28, 1997. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

      At December 28, 1996 and primarily because of the possibility of new contracting opportunities with the U. S. government, Wellco revised its estimates of the amount that will be paid under this note payable, and adjusted the note's recorded amount accordingly. This increased the Note Payable as shown in the Consolidated Balance Sheet by $798,000, and reduced Retained Earnings by the same amount. The present value of estimated note payments, which reflects maximum total payments of $1,531,000, discounted at 10% is as follows:


                                                 Present Value of
Paid in Fiscal Year                              Expected Payment
-------------------                              ----------------
1997                                                  $   351,000
1998                                                      746,000
1999                                                      192,000
                                                      -----------
Total                                                 $ 1,289,000
                                                      ===========


      An imputed amount of interest is being charged against operations using the same 10% discount rate. Adjustments will be made to the estimated amount recorded based on actual amounts paid and if future events significantly change estimated future payments.


3.    STOCK SPLIT:

      A three-for-one stock split was declared by the Board of Directors on November 19, 1996 payable on January 3, 1997 to stockholders of record on December 6, 1996. The par value of the new shares issued, $749,000, was transferred to Common Stock from Additional Paid-In Capital ($598,000) and Retained Earnings ($151,000). All share and per share amounts in the financial statements have been retroactively adjusted to give effect to this stock split.


4.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the six month period ended December 28, 1996 include $306,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any difference between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed. Revenues in this six month period was reduced by $30,000 representing adjustments to such estimates previously recorded in the 1996 fiscal year.

                          PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Six Months Ended December 28, 1996 and December 30, 1995:

Income  before  income  taxes in the  current  period was  $656,000  compared to
$77,000  in the first  six  months of the prior  fiscal  year.   The prior  year
contained several non-recurring items, which were:

1. A $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco had owned 400,000 common shares of Alba (21.5% of total shares) since December 30, 1994. Wellco's investment in Alba was exchanged on December 29, 1995, as part of the purchase price for Wellco's repurchase of 510,424 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years.

2. The total of interest, dividend and investment income was $873,000 in the first six months of the previous year compared to $29,000 in the current period. The prior period included the sale of one marketable security at an amount significantly greater that its carrying value. All marketable securities were subsequently sold in the third quarter of fiscal year 1996 to pay for the stock repurchase. The current period only includes interest income earned on excess operating funds.

The loss before the above non-recurring items, dividend, interest and investment income in the prior period was $85,000 compared to income of $627,000 in the current period. The primary reasons for this change are:

1. Pairs of combat boots sold to the U. S. government increased approximately 32,000 (about 30%) in the current period. In the six months ended December 28, 1996, Wellco was shipping combat boots under the second option of its current contract. For the prior period, shipments were under the first option. Both options are for the same total pairs, but the delivery period for the second option is twelve months and for the first option it was sixteen months. Sales of combat boots to customers other than the U. S. government decreased in the current period. These boots, which are substantially modified from those sold to the U. S. government, usually have a lower gross margin, and this had the effect of increasing the overall gross margin.

     Increased revenues from combat boot sales more than offset a decrease in sales of boot manufacturing raw materials and machinery. The prior period included a significant sale to one customer. These sales can vary significantly from period to period, depending on customers' needs.

2. Current period income was also reduced by $30,000 which represents an adjustment to estimates recorded in the 1996 fiscal year related to certain contract actions not yet settled with the U. S. government.

3. Current period income was also reduced by $32,000 representing interest on a note payable related to the December 29, 1995 repurchase of Wellco stock.

4. Gross margins improved significantly in the current period. Technical assistance fees and rental income increased with no significant increase in cost. The major categories of fixed and semi- variable manufacturing costs decreased $21,000, primarily because of a decrease in employee group health insurance, for which Wellco is self-funded. Certain other sales, on which margins are higher than those for combat boots, increased. Compared to last year, boot mold manufacturing has been very busy increasing the inventory of leased molds, which has resulted in a higher recovery of fixed manufacturing costs.

General  and   administrative   costs  increased   because  of  higher  employee
compensation costs, and increased participation in military equipment shows. Income taxes are provided at the estimated overall rate for the fiscal year.

Forward Looking Information:

Deliveries under the second and last option of the current U. S. government combat boot contract were substantially completed in December 1996.

On September 27, 1996, Wellco submitted a bid against a solicitation for the next U. S. government combat boot contract, and the government estimated a contract award date of mid-December 1996. As has happened so many times in the past, the award date has been extended three times, and it is now estimated to be in late February.

Wellco has, just as it has done in the past, continued to manufacture and inventory combat boots in anticipation of the award. Management believes any risk associated with this practice is justified in order to maintain its skilled work force and to be able to provide quick response on government orders when the contracts are awarded. Revenues and income in the 1997 fiscal year third quarter which will end March 29, 1997 may be adversely affected by this delay in contract award. Any adverse effect will be minimized by Wellco having significant pairs of boots ready to ship upon contract award, and any adverse effect should be reversed in future periods, since the delay will not have any effect on the total number of pairs Wellco will ship under the new contract.

As with the current contract, the government plans, but is not required to make awards to each of the expected four bidders, and will use the best value method of evaluating bids. Under this method, the highest rated bidder receives 35% of total pairs, the second highest rated bidder gets 25%, and the other two bidders receive 20% each. Under best value, bidders are rated on their past performance, quality history and other criteria, and bid prices are not the most important factor. Since this bidding process is competitive, management cannot state with absolute certainty that Wellco will receive a contract award or what percent it will be awarded. For the current contract, Wellco is the 25% supplier.

Contracts awarded from the new solicitation will provide for a base year award and four option years. Prior to each option's exercise, the government will evaluate each contractor's performance during the prior period and will make the 35%/25%/20%/20% option award based on that evaluation, with the best performing contractor getting the greater percent.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. The current solicitation establishes total minimum and maximum pairs to be ordered for each year of the contract of 703,220 and 1,055,828. These amounts are less than estimated consumption and are less than the total annual pairs ordered under the current contract (approximately 1,108,000 pairs). The government has stated that their intent, but not their binding commitment, to purchase total annual pairs of combat boots equal to 78% of consumption, which would be approximately 880,000 based on estimated consumption. In addition, during the first year of new contracts resulting from this solicitation, the government will buy an additional total 205,000 pairs of the desert combat boot which will be used to establish a war reserve stock. The Company estimates that the government will reach its desired inventory level between the fourth and fifth year of the contract, at which time we expect orders to increase to the level of consumption. The effect of reduced total pairs purchased on future operating results will depend on many factors, with per pair price and the percent awarded to Wellco being the major ones.

Wellco has also bid on three other U. S. government contracts, with two bids being for boot products constructed with processes other than those presently used by the Company, and one being to provide certain specialized footwear-related services to U. S. Military personnel. If awarded some or all of these contracts, the Company's military boot manufacturing operations and services related thereto would be increased. Although confident for success in at least one of these bids, management cannot state with absolute certainty that Wellco will receive any contract prior to its actual award.

On September 30, 1996,  Wellco was awarded a contract from a state to provide an
estimated 45,000 pairs of six inch work shoes.   Deliveries  under this contract
are for the period October, 1996 through September, 1997.

Wellco has also received notification of intent to award a contract to its machinery and licensing subsidiary, Ro-Search, Inc., for the installation of a footwear manufacturing facility at a domestic location. Ro-Search also received indications, but no confirmed order, that its oldest customer will be soon confirm an order for footwear molds which will be the largest single order ever placed with Ro-Search . Performance under both of these will be primarily in the 1998 fiscal year.

In late August, 1995, the Company was awarded a $1,184,000 development boot contract from the U. S. government. The objective of this contract is to develop changes to the combat boot that will result in fewer lower extremity disorders. This work is divided into three phases and will be completed in about two years. Development, testing and delivery of prototype boots under the first phase of this contract was completed in late February, 1996. In September, 1996, the government committed funds to the second phase. We understand that the government is presently summarizing the results of their testing of phase one prototype boots, and we expect performance on phase two to start soon and be completed this summer.

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

Comparing The Three Months Ended December 28, 1996  and December 30, 1995:

Because the stock repurchase occurred on December 29, 1995, the prior year quarter reflects the non-recurring items mentioned above (the Loss in Affiliate, the Stock Repurchase Charge and the significant investment income). Before these non-recurring items, dividend and interest income and income taxes, the prior period had a loss of $40,000 compared to income of $246,000 in the current three month period.

The same factors discussed above that effected the six month period comparison are the major ones affecting the three month period comparison. Pairs of combat boots sold to the U. S. government increased approximately 21,000 pairs (about 43%), which was primarily caused by the shorter delivery period for the second option. The $30,000 adjustment to previously recorded estimates of certain contract actions and the $32,000 interest on the stock repurchase note payable both occurred in the current three month period.


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

The following table summarizes at the end of the most recent fiscal six months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:


                                                        (in thousands)

                                             Fiscal Six Months,      Fiscal Year
                                              December 28, 1996    June 29, 1996
                                             ------------------    -------------

Cash .........................................           $  966           $  673
Unused Line of Credit ........................            1,500            1,500
                                                         ------           ------
Total ........................................           $2,466           $2,173
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the six months ended December 28, 1996:

                                                                  (in thousands)

                                                                    December 28,
                                                                            1996
                                                                    ------------

Net Income Plus Depreciation ....................................         $ 661
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities ........................          (222)
Other ...........................................................             8
Net Cash Provided  By Operations ................................           447
Cash Used to Purchase Equipment .................................          (154)
                                                                          -----
Net Increase  in Cash ...........................................         $ 293
                                                                          =====

Accounts receivable decreased because of some improvement in the timeliness of the U. S. government's payments and because of the receipt of payments from certain significant June 29, 1996 receivables. A build up of inventories in anticipation of the award for a new contract with the U.S. government substantially offset the cash provided from the accounts receivable decrease. The payment in December 1996 of certain short term deferred compensation caused the net $222,000 decrease in cash. The inventory build up has continued since December 28, 1996 and has required more cash. It is likely that short term funds will be needed from the bank line of credit before the contract is awarded, boots are shipped and the government pays the related invoices.

The Company believes that its cash resources are adequate to meet presently known operating activity needs. The Company has no material commitments for capital equipment. Note 2 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from a stock repurchase, with the amount of payments contingent upon net income for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowings of $1,500,000, will expire and be subject to renewal on December 31, 1997.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings. N/A

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders:

               The 1996 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 19, 1996. Two items were voted on and the results of that voting is shown below.

               1.      Directors were elected  as follows:


                                                                 Shares Withheld
Nominee for Director                Shares Voted For                        From
James T. Emerson                             326,297                       5,500
David Lutz                                   326,297                       5,500
Fred K. Webb, Jr.                            326,297                       5,500
Joseph Minio                                 326,097                       5,700
William D. Schubert                          326,097                       5,700

               2. The 1996 Stock Option Plan for Key  Employees was approved and the voting was as follows:

Shares Voted For         Shares Voted Against                   Shares Abstained

  267,380                      18,812                              12,200


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






Wellco Enterprises, Inc., Registrant







\s\________________________________           \s\______________________________
David Lutz, President and Treasurer              Tammy Francis, Controller

February 11, 1997