Form 10-Q
period 1997-03-29
WELLCO ENTERPRISES INC
filed 1997-05-13
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 29, 1997

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

Yes X No .

1,125,646  shares of $1 par value common stock were outstanding on May 12, 1997.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 29, 1997










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 1997 AND JUNE 29, 1996
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                        MARCH 29,       JUNE 29,
                                                            1,997           1996
                                                        ---------       --------
CURRENT ASSETS:
     Cash ........................................      $    295       $    673
     Receivables .................................         2,715          5,242
     Inventories-
         Finished goods ..........................         4,727          1,296
         Work in process .........................         2,455          1,267
         Raw materials ...........................         2,132          1,361
                                                        --------       --------
         Total ...................................         9,314          3,924
     Deferred taxes and prepaid expenses .........           349            377
                                                        --------       --------
     Total .......................................        12,673         10,216
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,476 and $1,446) ..........................            43             63

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................           774            774
     Machinery and equipment .....................         2,687          2,430
     Furniture and automobiles ...................           584            532
     Leasehold Improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         4,215          3,906
     Less accumulated depreciation and
        amortization .............................        (2,957)        (2,768)
                                                        --------       --------
     Net .........................................         1,258          1,138
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           623            623
                                                        --------       --------
     Total .......................................           851            851

DEFERRED TAXES ...................................           429            429
                                                        --------       --------

TOTAL ............................................      $ 15,254       $ 12,697
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                                      -3-

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 1997 AND JUNE 29, 1996
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (unaudited)
                                                       MARCH  29,       JUNE 29,
                                                             1997           1996
                                                       ----------       --------
CURRENT LIABILITIES:
     Short-term borrowing from bank ..............      $  2,190       $      0
     Accounts payable ............................         1,904          1,779
     Accrued compensation ........................           818            793
     Accrued pension .............................           133            166
     Accrued income taxes ........................            85            139
     Other liabilities ...........................           382            343
     Current maturity of note payable ............           368              0
                                                        --------       --------
         Total ...................................         5,880          3,220
                                                        --------       --------


LONG-TERM LIABILITIES:
     Pension obligation ..........................         1,887          1,939
     Note payable (Note 2) .......................           954            492

CONTINGENCY (Note 6)

STOCKHOLDERS' EQUITY (Notes 1, 2, and 3):
     Common stock, $1.00 par value ...............         1,126            374
     Additional paid-in capital ..................            10            598
     Retained earnings ...........................         6,019          6,696
     Pension liability adjustment ................          (622)          (622)
                                                        --------       --------
         Total ...................................         6,533          7,046
                                                        --------       --------

TOTAL ............................................      $ 15,254       $ 12,697
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 1997 AND MARCH 30, 1996
              (in thousands except per share and number of shares)

                                                         (unaudited)
                                                       MARCH 29,       MARCH 30,
                                                            1997            1996
                                                       ---------       ---------

REVENUES (Note 4) .............................     $    12,229     $    14,518
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of sales and services ...............          10,011          12,761
     General and administrative expenses ......           1,697           1,519
                                                    -----------     -----------
     Total ....................................          11,708          14,280
                                                    -----------     -----------

OPERATING PROFIT ..............................             521             238
                                                    -----------     -----------

DIVIDEND AND INTEREST INCOME ..................              34             191

NET INVESTMENT INCOME .........................               0           1,203
                                                    -----------     -----------

TOTAL DIVIDEND, INTEREST & INVESTMENT
     INCOME ...................................              34           1,394
                                                    -----------     -----------

INCOME BEFORE EQUITY IN (LOSS) OF
     AFFILIATE AND STOCK REPURCHASE CHARGE ....             555           1,632

EQUITY IN (LOSS) OF AFFILIATE .................               0            (601)

STOCK REPURCHASE CHARGE .......................               0            (110)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES ....................             555             921

PROVISION FOR INCOME TAXES ....................             140             290
                                                    -----------     -----------

NET INCOME ....................................     $       415     $       631
                                                    ===========     ===========
PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ......................     $      0.37     $      0.30
                                                    ===========     ===========
     Weighted average number of shares
     outstanding (Note 3) .....................       1,123,952       2,138,379
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 29, 1997 AND MARCH 30, 1996
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                       MARCH 29,       MARCH 30,
                                                            1997            1996
                                                       ---------       ---------

REVENUES ......................................     $     2,501      $     5,484
                                                    -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ...............           2,008            4,648
     General and administrative expenses ......             599              513
                                                    -----------      -----------

     Total ....................................           2,607            5,161
                                                    -----------      -----------

OPERATING (LOSS) PROFIT .......................            (106)             323
                                                    -----------      -----------

DIVIDEND AND INTEREST INCOME ..................               5               20

NET INVESTMENT INCOME .........................               0              501
                                                    -----------      -----------

TOTAL DIVIDEND, INTEREST & INVESTMENT
     INCOME ...................................               5              521
                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .............            (101)             844

PROVISION (BENEFIT) FOR INCOME TAXES ..........             (10)             260
                                                    -----------      -----------

NET INCOME (LOSS) .............................     $       (91)     $       584
                                                    ===========      ===========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) ......................     $     (0.08)     $      0.52
                                                    ===========      ===========
     Weighted average number of shares
     outstanding (Note 3) .....................       1,125,564        1,123,146
                                                    ===========      ===========

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 1997 AND MARCH 30, 1996
                                 (in thousands)

                                                           (unaudited)
                                                        MARCH 29,      MARCH 30,
                                                             1997           1996
                                                        ---------      ---------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...........................       $   415        $   631
                                                         -------        -------
     Adjustments to reconcile net income
     to net cash used in operating
     activities:
         Depreciation and amortization ...........           234            248
         Net investment (income) .................             0         (1,203)
         Equity in loss of affiliate .............             0            601
         Stock repurchase charge .................             0            110
         (Increase) decrease in-
             Accounts receivable .................         2,527         (1,422)
             Inventories .........................        (5,390)           514
             Other current assets ................            28            166
         Increase (decrease)in-
             Accounts payable ....................           125            381
             Accrued liabilities .................            (8)          (323)
             Accrued income taxes ................           (54)          (179)
             Pension obligation ..................           (52)           (27)
             Other ...............................            39           (127)
                                                         -------        -------
     Total adjustments ...........................        (2,551)        (1,261)
                                                         -------        -------
NET CASH USED IN OPERATING
     ACTIVITIES ..................................        (2,136)          (630)
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of current marketable
         securities ..............................             0            996
     Sales of noncurrent
         marketable securities ...................             0          4,260
     Purchases of equipment ......................          (333)          (291)
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES .......................          (333)         4,965
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from bank .............................         2,190          4,500
     Repayment of bank loan ......................             0         (4,520)
     Cash dividends paid .........................          (112)           (47)
     Exercise of stock options ...................            13              0
     Purchase of common stock ....................             0         (5,574)
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ........................         2,091         (5,641)
                                                         -------        -------

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 1997 AND MARCH 30, 1996
                                 (in thousands)


                                                           (unaudited)
                                                          MARCH 29,    MARCH 30,
                                                               1997         1996
                                                          ---------    ---------
NET DECREASE IN CASH .................................        (378)      (1,306)

CASH AT BEGINNING OF PERIOD ..........................         673        2,423
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   295      $ 1,117
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ....................................     $    25      $    35
         Income taxes ................................         193          378
     Adjustment of stock repurchase note .............         829
     Note issued as part of stock repurchase .........         492
     Noncash exchange of investment in
         affiliate from stock repurchase .............       4,928
                                                           =======      =======

See Notes to Consolidated Financial Statements.


                            WELLCO ENTERPRISES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 30, 1997
                     (in thousands except number of shares)
                                   (unaudited)


                                Common Stock             Additional
                                              Par           Paid-In    Retained
                               Shares       Value           Capital    Earnings
                               -------------------------------------------------

BALANCE AT JUNE 29, 1996       374,382      $ 374           $  598      $ 6,696

Net income for the
     fiscal nine months
     ended March 29, 1997                                                   415
Common stock issued in
     stock split               748,764        749             (598)        (151)
Adjustment of note payable
     issued for stock
     repurchase                                                            (829)
Exercise of stock options        2,500          3               10
Cash dividend declared
     ($.10 per share)                                                      (112)
                               -------------------------------------------------

BALANCE AT MARCH 29, 1997    1,125,646      1,126               10        6,019
                             ===================================================



                                                                   Pension
                                                                 Liability
                                                                Adjustment
                                                                -----------

BALANCE AT JUNE 29, 1996                                              (622)
Change for the fiscal nine
     months ended
     March 29, 1997
                                                                -----------

BALANCE AT MARCH 29, 1997                                             (622)
                                                                -----------

See Notes to Consolidated Financial Statements.

                                       -9-

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 29, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Stock Options-

               In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value-based method of accounting for employee stock options, and gives companies a choice of measuring stock-based compensation expense by adopting the fair value method or continuing to measure compensation using the intrinsic value approach of Accounting Principles Board (APB) Opinion No. 25, the former standard. If a company elects to continue using APB 25, SFAS 123 requires, among other things, disclosure of pro forma net income and earnings per share as if the fair value based accounting method in SFAS 123 had been adopted. This statement is effective for the Company's 1997 fiscal year and, as permitted by SFAS 123, the new disclosures will first be made in the 1997 fiscal year annual report. The Company will continue using APB 25 to record stock-based compensation expense. The Company has stock options outstanding for 50,000 shares of its Common stock to which this disclosure will apply. Under Wellco's present stock option plan, the option price is the same as the market price on the date of an option award. Therefore, Wellco has not recognized compensation expense for these options under APB 25.

      Earnings per Share-

               In February 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement changes the computation, presentation and disclosure of earnings per share, and is effective for the Company's fiscal quarter ending December 27, 1997. Under SFAS 128, the Company will compute and disclose both basic and diluted earnings per share. The Company's outstanding stock options will affect the computation of diluted earnings per share, and this effect is not expected to be significant.

2.    NOTE PAYABLE:

      This represents the present value of estimated future payments to be made under a note payable related to Wellco's repurchase of 510,424 shares of its common stock from its former majority shareholder on December 29, 1995. Payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, with the first payment being due for the 1997 fiscal year that ends June 28, 1997. The note does not provide for the payment of interest and does not require a minimum yearly payment. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

      In the fiscal nine months ending March 29, 1997, Wellco revised its estimate of the amount that will be paid under this note payable, and adjusted the note's recorded amount accordingly. This increased the Note Payable as shown in the Consolidated Balance Sheet by $798,000 for quarter ending December 28, 1997 and an additional $31,000 for quarter ending March 29, 1997, and reduced Retained Earnings by the same amount. The present value of total estimated note payments of $1,531,000 discounted at 8.5% is as follows:




                                                 Present Value of
Paid in Fiscal Year                             Expected Payments
-------------------                             -----------------

1997                                                   $  367,690
1998                                                      758,944
1999                                                      194,654
                                                       ----------
Total                                                  $1,321,288
                                                       ==========

      An imputed amount of interest is being charged against operations using the same 8.5% discount rate. Adjustments will be made to the estimated liability based on actual amounts paid and if future events significantly change estimated future payments.

3.    STOCK SPLIT AND STOCK OPTION EXERCISE:

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

      On December 31, 1996, options for the purchase of 2,500 shares of the Company's Common stock were exercised. The Company received $12,500 from the exercise of options of which $2,500 was credited to par value and $10,000 to Additional Paid-In Capital.

4.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the nine-month period ended March 29, 1997 include $210,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed. Revenues in this nine-month period was reduced by $73,000 representing adjustments to such estimates previously recorded in the 1996 fiscal year.

5.    LINES OF CREDIT:

      The Company has increased its bank line of credit availability from $1,500,000 to $4,500,000 in order to finance a significant increase in combat boot inventory. The Company, in order to be prepared for quick response requirement under a new U.S. government combat boot contract, continued to produce boots while awaiting a contract award. The contract was awarded, almost four months later than anticipated, on April 15, 1997. The bank's commitment for the $3,000,000 increase will expire on September 24, 1997. All borrowing under this line is at the bank's prime interest rate.

      This line is secured by a blanket lien on all machinery and equipment and all non-governmental accounts receivable and inventory. As of March 29, 1997, the Company was not in compliance with the current ratio and tangible net worth loan covenants. The Company has received from the bank a waiver regarding these loan covenant violations.

6.    CONTINGENCY

      In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.
     S. government. The Company believes that this investigation includes all U.
     S. manufacturers of combat boots for the U. S. government. The Company does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

      In 1988, the Company and the other military combat boot manufacturers responded to subpoenas which investigated possible violation of antitrust laws involving bids submitted on military combat boot procurements for January 1, 1979 through May 6, 1988. This investigation was closed in February, 1992 and no legal action of any kind resulted from it.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

Comparing The Nine Months Ended March 29, 1997 and March 30, 1996

Year-to-date income before income taxes was $555,000 compared with $921,000 in the first nine months of the prior fiscal year. The prior year included several non-recurring items which were:

      1. A $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month loss of Alba-Waldensian, Inc.
               (Alba), and the $296,000 write down to fair value of that investment. Wellco had owned 400,000 common shares of Alba (21.5% of total shares) since December 30, 1994. Wellco's investment in Alba was exchanged on December 29, 1995, as part of the price for Wellco's repurchase of 510,424 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years.

      2. The total of interest, dividend and investment income was $1,394,000 in the first nine months of the previous year compared with $34,000 in the current period. The prior period included the sale of all marketable securities at amounts significantly greater than their carrying value. All marketable securities were sold to pay for the stock repurchase. The current period only includes interest income earned on excess operating funds.

Comparative operating income, before the above items, was $521,000 as compared with $238,000 for the prior period. Several factors resulted in the $283,000 increase, the more significant ones being:

     1. Manufacturing capacity in 1997 was improved over 1996. Total pairs of combat boots produced for U.S. government contracts increased approximately 31%, resulting in an increased use of boot manufacturing capacity. The Company substantially completed production under its prior contract in October, 1996. It submitted a bid on a new solicitation in late September, 1996, and the government originally estimated the contract to be awarded in December, 1996. The contract was not awarded until April 15, 1997. Instead of having an interruption in production and to be ready to ship boots immediately upon contract award, management continued combat boot production in anticipation of the contract award based on the number of pairs estimated to be awarded to Wellco, which was greater than pairage produced in the prior year. This resulted in a significant increase in finished goods inventory at March 29, 1997, which caused an increase in the total amount of fixed and semi-variable manufacturing costs included in inventory, that would otherwise have been charged against operations. Better manufacturing capacity was also experienced in regards to boot mold manufacturing, which has been producing a significant addition to the number of molds used by military combat boot manufacturing customers.

     2. Revenues decreased approximately 16%. The primary reason for this was a 21% decrease in pairs of combat boots sold to the U.S. government. In December 1996, Wellco substantially completed combat boot shipments under the prior contract mentioned above, and since it was not awarded a new contract until April 15, 1997, pairs of combat boots shipped in the quarter ended March 29, 1997 were significantly less than the prior year quarter. Certain other sales, on which margins are higher than those for combat boots, increased. However, this was substantially offset by a decrease in sales of boot manufacturing raw materials and machinery. These sales can vary significantly from period to period, depending on customers' needs.

     3. Health and workers' compensation insurance costs decreased by $121,000. The Company is self-funded for health insurance and is realizing the benefit of its extensive employee safety program.

General  and   administrative   costs  increased   because  of  higher  employee
compensation costs, and increased participation in military equipment shows. Interest expense increased by $74,000, primarily because of interest on the Note Payable (see Note 2 to the Consolidated Financial Statements) and interest on the increased bank line of credit usage.

 Income taxes are provided at the estimated overall rate for the fiscal year. The rate estimated for the current year is about 25%, compared to 31% for the prior year.

Forward Looking Information:

On April 15, 1997, Wellco was awarded a contract from the U.S. Defense Personnel Support Center (DPSC) for 25% of their purchases of combat boots for the year period starting April 15, with options for each of the ensuing four years. Also on that date three other contract awards were made, with one competitor receiving an award for 35%, and two competitors receiving 20% each. This contract was awarded using the government's best value method of bid evaluation under which technical merit is more important than price. Both Wellco and the 35% awardee were rated with the highest possible technical rating. However, since Wellco bid higher prices than this competitor, Wellco was awarded the 25% at its higher prices. For the prior contract which was completed in December, 1996, Wellco was also the 25% supplier.

Before each option exercise, the government will evaluate each contractor's performance during the prior period and its option prices, and will make the 35%/25%/20%/20% option award again based on that evaluation. These options are exercisable at the unilateral discretion of the government.

Since completing its prior contract, Wellco has continued to manufacture and stock combat boots in anticipation of the new award. The Company now has a significant inventory of boots ready to ship and has already received the first two delivery orders under the new contract, one for approximately 36,000 pairs that Wellco will invoice the government and then hold in inventory per the government's request, and one for approximately 50,000 pairs representing a one-time purchase of desert combat boots for the government's war reserve stock. A significant amount of these total pairs will be invoiced in the fourth quarter ending June 28, 1997. Beyond this, boot shipments will be for orders going to recruit induction centers, government clothing stores and other government locations. Since Wellco has a significant boot inventory, it is attempting to assist the government in finalizing its procedures for placing these orders.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. The current solicitation establishes total minimum and maximum pairs to be ordered for each year of the contract of 703,220 and 1,055,828. These amounts are less than estimated consumption and are less than the total annual pairs ordered under the prior contract (approximately 1,108,000 pairs). The government initially stated their intent, but not their binding commitment, to purchase total annual pairs of combat boots equal to 78% of consumption, which would be approximately 880,000 based on estimated consumption. To offset the extreme lateness in making the contract award, the government has also indicated, without making a binding commitment, that they would exceed this level in the first year. The Company estimates that the government will reach its desired inventory level between the fourth and fifth year of the contract, when we expect orders to increase to the level of consumption.

In February, 1997 Wellco was awarded a contract to supply the U.S. Armed Forces with the intermediate cold/wet boot. The is the first award to Wellco for this type of boot. The contract requires delivery over a one year period of between 80,002 and 121,600 pairs of this boot, which equates to a total contract value in the first year of between approximately $6,400,000 and $9,600,000. This contract also gives DPSC two options, each providing for the purchase of between 44,000 and 66,000 pairs of this boot. Wellco expects first shipments to be in its fourth quarter of fiscal year 1997.

On September 30, 1996, Wellco was awarded a contract from a state to provide an estimated 45,000 pairs of six inch work shoes. Deliveries under this contract are for the period October, 1996 through September, 1997.

Ro-Search, Inc., Wellco's machinery and licensing subsidiary, is in the final stages of contract negotiation for the installation of a footwear manufacturing facility at a domestic location. Ro-Search also has received from its oldest customer an order ($900,000) for footwear molds which will be the largest single order ever placed with Ro-Search. Performance under both of these will be primarily in the 1998 fiscal year.

See Note 6 to the Consolidated Financial Statements for information about a subpoena served on the Company in April, 1997.

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

Comparing The Three Months Ended March 29, 1997 and March 30, 1996:

The prior year quarter includes investment income of $501,000 which resulted from the sale of marketable securities to provide funds to pay for the stock repurchase mentioned above. Before dividend, interest and investment income, the Company had an operating loss of $106,000 in the current three months compared to an operating profit of $323,000 in the prior year.

Revenues in the current period were $2,501,000 compared to $5,484,000 last year. As stated above, Wellco substantially completed shipments under its prior combat boot contract with the U. S. government in December, 1996, and the new contract award, originally scheduled for December, 1996, was delayed until April 15, 1997. This resulted in pairs of combat boots shipped to the U. S. government in the current quarter being significantly less than the prior year quarter. This was partially offset by an increase in combat boot shipments to customers other than the U. S. government.

As stated above, Wellco continued to produce combat boots in the March, 1997 quarter in anticipation of a contract based on the number of pairs estimated to be awarded to the Company. Total pairs of boots produced for U. S. government contracts increased approximately 13%, which helped reduce the negative effect of reduced revenues on operating results. Boot mold manufacturing, as it did in the current year's first nine fiscal months, also operated at a high level manufacturing capacity making new military combat boot molds.

General and administrative costs increased because of higher employee compensation costs. Interest expense increased representing interest on the Note Payable (see Note 2 to the Consolidated Financial Statements) and interest on the increased bank line of credit usage. The rate of tax benefit from the loss in the March, 1997 quarter is less than the rate of tax provided in the March, 1996 quarter because of an increase at March 29, 1997 in the estimated overall tax rate for fiscal year 1997.

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

The following table summarizes at the end of the most recent fiscal nine months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                      (in thousands)
                                                 March 29, 1997    June 29, 1996
                                                 --------------    -------------

Cash .........................................           $  295           $  673
Unused Line of Credit ........................            2,310            1,500
                                                         ------           ------
Total ........................................           $2,605           $2,173
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the nine months ended March 29, 1997

                                                                  (in thousands)

                                                                  March 29, 1997
                                                                  --------------
Net Income Plus Depreciation ...................................        $   649
Net Change in Accounts Receivable, Inventory,
Accounts Payable, Accrued Liabilities, Accrued
Income Taxes, and Pension Obligation ...........................         (2,852)
Other ..........................................................             67
Net Cash Used In Operations ....................................         (2,136)
Cash Provided By Exercise of Stock Options .....................             13
Cash From Line of Credit .......................................          2,190
Cash Used to Purchase Equipment ................................           (333)
Cash Dividends Paid ............................................           (112)
Net Decrease  in Cash ..........................................        $  (378)


As discussed in the results of operations section, a delay in the award of the U.S. government contract resulted in a significant increase in inventory
($5,390,000) at March 29, 1997. This delay also caused a reduction in combat boot sales in the quarter ended March 29, 1997 which resulted in a reduction in accounts receivable ($2,527,000). The significant amount of cash invested in inventory, reduced somewhat by cash from the reduction in accounts receivable, are the two primary reasons for the decrease in cash.

The Company has increased its bank line of credit availability from $1,500,000 to $4,500,000 in order to finance the increased combat boot inventory. $3,000,000 of the present bank line of credit will expire on September 24, 1997. The remaining $1,500,000 of the line of credit is subject to renewal on December 31, 1997. During the quarter, cash from the line of credit ($2,190,000 at March 29, 1997) was used to finance the increased inventory. The new contract for combat boots with the U.S. government was awarded April

15, 1997, and the first shipments were made in early May. With the start of shipments from the new contract, the Company believes that the current line of credit is adequate to meet presently known needs.

Wellco has made a verbal commitment to a contractor for the construction of a warehouse adjoining its existing facilities in Waynesville, North Carolina, at a cost of approximately of $325,000. A bank has provided a three-year term loan commitment if needed to finance the construction. The Company has no other material commitments for capital equipment. Note 2 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from a stock repurchase, with the amount of payments contingent upon net income for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way, and it expects to significantly reduce the line of credit usage in the next few months.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any derivative financial instruments, other financial instruments, or derivative commodity instruments that requires disclosures.

                         PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.
               See Note 3 to the Consolidated Financial Statements in Part I of this Form 10-Q.

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






Wellco Enterprises, Inc., Registrant







\s\                                              \s\
David Lutz, President and Treasurer              Tammy Francis, Controller

May 12, 1997