Form 10-K405
period 1997-06-28
WELLCO ENTERPRISES INC
filed 1997-09-25
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 5, 1997, 1,160,646 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on September 4, 1997) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $9,300,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 17, 1997, in PART III. Definitive Proxy Statement, to be dated October 18, 1996, in PART IV. Definitive Proxy Statement, dated October 17, 1995, in PART IV.
         Definitive Proxy Statement dated October 22, 1985, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I

Item 1. Business.

The Company operates in one industry segment. Substantially all the Company's revenues are derived from the sale of military footwear and related items, whether sold by the Company or its licensees. The majority of revenues (69% in 1997, 70% in 1996) were from sales to the U. S. government, primarily the U. S. Defense Personnel Support Center (DPSC), under contracts for the supply of boots used by the U. S. armed forces.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with the United States government. Boot products are the general issue all-leather boot, the hot weather boot and the desert boot, all manufactured using the government specified Direct Molded Sole process. In 1997, the Company was also awarded contracts for the supply of the intermediate cold/wet boot and the new infantry combat boot. The government awards fixed price boot contracts on the basis of bids from several qualified manufacturers.

The Company also provides, primarily under long-term licensing agreements, technology, assistance and related services for manufacturing military and commercial footwear to customers in the United States and abroad. Under these agreements licensees receive technology, services and assistance, and the Company earns fees based primarily on the licensees' sales volume. In addition to providing technical assistance, the Company also helps supply certain foreign military footwear manufacturers with some of their machinery and material needs. The Company builds specialized footwear manufacturing equipment for use in its own and its customers' manufacturing operations. This equipment is usually sold, but in some cases it is leased.

During the 1997 fiscal year, total revenues increased approximately 6%, primarily because of an increase in the pairs of combat boots sold to the U. S. government.

On April 15, 1997, Wellco was awarded a new contract from DPSC for the supply of combat boots. This contract is for a one year period with four one year options. This contract requires delivery in the first year of between 227,000 and 315,000 pairs, which equates to a total contract value in the first year of between approximately $13,151,000 and $18,322,000. A total of four contracts were awarded, with Wellco receiving 25% of total boots to be bought in the first year, and the other three awardees receiving 35%, 20% and 20%.

DPSC had estimated that the award of this contract would be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award. This resulted in a significant increase in inventory by the date of a contract award and a significant reduction in revenues for the third quarter of 1997. After a contract award, Wellco was allowed to accelerate shipments under the contract until the end of June, 1997. This reduced inventory and resulted in increased combat boot sales for all of 1997. However, this acceleration of shipments will result in combat boots shipped under this contract through the end of its first year ( April 15, 1998) being less than they would have otherwise been.

In February, 1997 Wellco was awarded a contract by DPSC to supply the intermediate cold/wet boot. This is the first award to Wellco for this type of boot. A total of two contracts were awarded and Wellco's contract is for 40% of total pairs to be bought in the first year. The contract requires delivery in the first year of between 80,000 and 122,000 pairs of this boot, which equates to a total contract value in the first year of between approximately $6,400,000 and $9,600,000. This contract also gives DPSC two options, each providing for total purchases of between 110,000 and 165,000 pairs of this boot, with one contractor receiving 60% and the other 40% of total pairs purchased during each option. The first shipments under this contract occurred in the fourth quarter of fiscal year 1997.

On June 25, 1997, DPSC awarded Wellco a contract to supply a new boot, called the infantry combat boot, which will be used by the Marine Corps. A total of two contracts were awarded and Wellco's contract is for 60% of total pairs to be bought in the first year. The contract requires delivery in the first year of between 42,000 and 69,000 pairs of this boot, which equates to a total contract value in the first year of between approximately $2,900,000 and $4,800,000. This contract also gives DPSC two options, each providing for total purchases of between 53,000 and 115,000 pairs of this boot, with one contractor receiving 60% and the other 40% of total pairs purchased during each option. Shipments under this contract will start in October, 1997.

Prior to any option award under these three boot contracts, DPSC will evaluate each contractor's performance during the prior contract period. Each option award will be allocated between the contractors by the percentages stated above for each contract, with the contractor evaluated as having the best performance in the prior period receiving the larger percentage. In prior contracts, each contractor was awarded option pairs at the same percentage as the first contract year. The exercise of any option is at the unilateral discretion of the government.

Under the Company's prior contracts, combat boots were shipped to government warehouses on a prescribed delivery schedule. Both the new combat boot and infantry combat boot contracts require Wellco to ship direct to the customer and Wellco is evaluated on how quickly it ships boots after order receipt. In order to have the boots in inventory in sizes ordered for quick shipment, Wellco has significantly increased its working capital allocated to inventory.

Note 13 to the Company's 1997 Annual Report gives information about Wellco's repurchase in the 1996 year of 1,531,272 of its common shares, representing 57.69% of total shares outstanding at that time. For several years prior to this stock repurchase, Wellco invested funds not currently needed for operations in certain marketable securities. Wellco's Consolidated Statements of Operations included varying amounts of investment, dividend and interest income. From 1995 and until the date of stock repurchase in 1996, Wellco also owned 400,000 shares (approximately 21.5% of total shares) of the common stock of Alba Waldensian, Inc. Wellco's Consolidated Statements of Operations included during this period 21.5% of the earnings or losses of Alba.

In 1996, Wellco sold all marketable securities. The cash from these sales, combined with a certain amount of cash invested in an interest-bearing overnight account and the 400,000 shares of Alba, was used to pay for the stock repurchase. Therefore, the 1997 Consolidated Statements of Operations does not include investment income and equity in the income or loss of Alba.

In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.S. government. The Company is cooperating in this investigation, does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

In 1988, the Company and other military combat boot manufacturers responded to subpoenas which investigated possible violation of antitrust laws involving bids submitted on military combat boot procurements for January 1, 1979 through May 6, 1988. This investigation was closed in 1992 and no legal action resulted from it.

The Management's Discussion and Analysis of the Company's 1997 Annual Report, included in Item 8 of Section II of this Form 10-K, contains more information about 1997 operating results.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality specifications, contractors are required to comply with demanding delivery schedules and a significant investment in specialized equipment is required.

The U. S. government usually evaluates bids received on solicitations for boots using their "best value" system, under which bidders offering the best value to the government are awarded a greater portion of total boots purchased. Best value usually involves an evaluation of performance considerations, such as quality and delivery, with the prices bid being less important. As bidders become more equal in the best value evaluation, price becomes more important. For the combat boot contract awarded April 15, 1997, Wellco and one other bidder were given the highest possible evaluation. However, since Wellco's bid prices were higher, Wellco was awarded the 25% allocation of total boots, and the other competitor received 35%.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. The current combat boot contract establishes total minimum and maximum pairs to be ordered from all contractors for each year of the contract of 703,220 and 1,055,828, which is less than estimated consumption, and is also less than the total annual pairs ordered under the prior contract. The Company estimates that the government will reach its desired inventory level between the fourth and fifth years of the contract, when it expects orders to increase to the level of consumption.

The Company usually competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive, and since most contracts are for multi-year periods, a bidder not receiving an award from a significant solicitation can be adversely affected.

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

The Company has a strong research and development program. While not all research and development results in successful new products or significant revenues, the continuing development of new products and processes has been and will continue to be a significant factor in growth and development. The Company developed the desert combat boot, first used in Operation Desert Storm. In 1993, the Company completed initial development of improvements to the black hot weather boot incorporating many of the features it developed for the desert boot. In 1994 it was awarded an option under that contract for further development, and the results of this work were subsequently incorporated into the black hot weather boot. In August, 1995 it was awarded a contract to develop changes to combat boots that will result in fewer lower extremity disorders, and completed the first phase of this work in 1996. This contract can have up to three phases, and after the end of the 1997 fiscal year, the government authorized the second phase's start.

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

See Note 17 to the Consolidated Financial Statements for revenues by class and information about export revenues. The Company does not have foreign operations.

The Company's backlog of all sales, not including license fees and rentals, as of September, 1997 was approximately $18,700,000 compared to $5,700,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 1998 fiscal year. The current backlog is more than the prior year because it includes the three boot contract awards mentioned above.

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

Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company employed an average of 279 persons during the 1997 year.
Item 2. Properties.

The Company has manufacturing, warehousing and office facilities in Waynesville, North Carolina and Aguadilla, Puerto Rico. The building and land in North Carolina are owned by the Company. The Puerto Rico building and land are leased.

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited
                                       -4-
for the purposes for which they are presently used. The volume of operations in 1997 caused both the Waynesville and Aguadilla facilities to be used at less than normal capacity.

Item 3. Legal Proceedings.

In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.S. government. The Company is cooperating in this investigation, does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries are a party or of which any of their property is subject.

Management does not know of any director, officer, affiliate of the Company, nor any stockholder of record or beneficial owner of more than 5% of the Company's common stock, or any associate thereof who is a party to a legal proceeding that is adverse to the Company or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II
Items 5, 6, 7, 7A and 8.

The information called for by the following items is in the Company's 1997 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                       Annual Report Page Number
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                33
Item 6.   Selected Financial Data                                             1
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            5-11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          *
Item 8.   Financial Statements and Supplementary Data                 12-31, 34

* This information is not required because the registrant is a small business issuer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 1996 or 1997 fiscal years or during the period from the end of the 1997 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      1997

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)


                                                 Year Ended
                                June 28,  June 29,   July 1,   July 2,   July 3,
                                    1997      1996      1995      1994  (A) 1993
                                --------  --------   -------   -------  --------

Revenues .....................   $21,199   $19,968   $18,003   $18,255   $18,977
Net Income ...................       758       991       969     1,542  (B)1,980
Net Income Per Share (D) .....      0.67      0.53      0.37      0.58  (B) 0.76
Cash Dividends Declared
Per Share of Common
Stock (D) ....................       .20      .125      .083  (C)2.083      .083
Total Assets at Year End .....    15,652    12,697    22,738    20,995    25,013
Long-Term Liabilities at
Year End .....................   $ 2,789   $ 2,431   $ 1,897   $ 1,647   $ 1,770

(A)      Contains 53 weeks.  All other years are 52 weeks.

(B) Increased by $260,000 ($.10 per share) representing the cumulative effect at the beginning of the 1993 fiscal year of a change in accounting for income taxes.

(C)      Includes a special cash dividend of $2.00 per share.

(D) All per share amounts have been adjusted to give retroactive effect to a three-for-one stock split in the form of a stock dividend paid on January 3, 1997.

See The Management's Discussion and Analysis section.


Independent Auditors
Deloitte & Touche LLP
Charlotte, N.C.

Annual Meeting
November 18, 1997
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Fellow Shareholder:

As it has been for a number of years, your company's most important activity continues to be the development, manufacture and sale of military footwear, as well as rendering services and selling products related to military footwear.

Net income for the 1997 fiscal year was $758,000 ($.67 per share) compared to $991,000 ($.53 per share) for the 1996 fiscal year. The increase in earnings per share was due to 1996 average shares outstanding being weighted by the effect of Wellco's repurchase of 57.69% of its common shares half-way through the 1996 year. Earnings per share for 1997 reflect a full year of the reduced number of shares.

Net income for 1996 includes several significant amounts related to Wellco's repurchase on December 29, 1995 of 1,531,272 of its common shares from its former major shareholder. All of Wellco's marketable securities were sold in fiscal year 1996 to pay for part of the stock repurchase, resulting in investment income of $1,204,000. Proceeds from the sale of these securities and Wellco's investment in the common stock of Alba-Waldensian, Inc. (described as Investment In Affiliate in the Consolidated Balance Sheets) were used as payment for the 1,531,272 shares of Wellco. Total investment, interest and dividend income in 1996 was $1,419,000 compared to $53,000 of interest income in 1997. Net income for 1996 includes a charge of $601,000 representing Wellco's equity in the losses of Alba prior to the stock repurchase and the excess of the carrying value of the investment in Alba above its fair value at December 29, 1995. Net income for 1996 also includes a charge of $110,000 representing the value assigned to the agreement of that former shareholder to limit his ownership of Wellco shares to not more than 20% of total shares for the next 10 years. These charges, which total $711,000, did not occur in 1997.

Operating income increased in 1997 to $1,226,000 from $688,000 in 1996 on an increase in revenues of approximately 6%. This was accomplished despite an increase in certain costs, most of which were related to two new U. S. government contracts.

The Management's Discussion and Analysis section of this Annual Report gives you more detailed information about operations in 1997. The section below will give you information about what we are currently working on.

NEW BOOT CONTRACTS FROM THE U. S. GOVERNMENT:

         In 1997, Wellco was awarded three contracts from the U. S. government:

         1. On April 15, 1997, Wellco was awarded a contract to supply combat boots, for a one year period starting on April 15 with four one-year options. These are the types of boots we have manufactured since 1980 and include the all leather boot, the hot-wet weather boot ( jungle boot) and the hot-dry boot (desert boot). Wellco made significant shipments under this contract in the fourth quarter of 1997. The government made four contract awards, with Wellco being awarded 25% of first year total boot purchases and three other competitors receiving 35%, 20% and 20%.

         2. In February, 1997 Wellco was awarded a contract to supply the intermediate cold/wet boot. This contract has a base year and two options. This boot is used by U. S. Armed Forces Personnel in cold climates such as Bosnia and Korea, and is Wellco's first contract for this boot. For this contract, Wellco subcontracted certain work to Rocky Shoes and Boots, a major manufacturer of rugged commercial boots and shoes. The first shipment under this contract was made in late June, 1997. The government made two contract awards, with Wellco being awarded 40% of first year total boot purchases and the other contractor receiving 60%.

         3. On June 28, 1997 Wellco was awarded a contract for the infantry combat boot. This contract has a base year and two options. This is a new military boot which is made waterproof by a Gore-Tex(TM) bootie and will be used by the Marine Corps. The first shipments under this contract will be made in October, 1997. The government made two contract awards, with Wellco being awarded 60% of first year total boot purchases and the other contractor receiving 40%.

         Although we received three new contract awards in 1997, there were some disappointments. We and our employees go to a lot of effort to maintain our record as a top-performing contractor. Wellco and one other competitor for the combat boot contract were both judged by the government as having the highest possible technical rating. However, Wellco's contract is for 25% of total combat boots to be purchased in the first year while this competitor was awarded 35%, with two other competitors receiving contracts for 20% each. Wellco received the lower percent because our prices were higher.

         The first contract for the new infantry combat boot was awarded in March, 1997. We understand that boots from this contract are to be issued as a special one-time issue to Marines. This contract was awarded to one contractor which was not Wellco.

DEVELOPMENT CONTRACT FOR THE NEXT GENERATION OF COMBAT BOOTS:

         In 1996, we completed the first phase of a development boot contract with the U.S. Army Natick Research, Development and Engineering Center. The objective of this contract is to develop improvements to the combat boot that will increase its flexibility and impact resistance, while maintaining its stability. By making these improvements, soldiers will have fewer lower extremity injuries. Prototype boots delivered in the first phase have been tested and evaluated, and in August, 1997 Natick authorized work to start on second phase. This will involve making changes to certain of the prototypes submitted in the first phase.

MACHINERY AND TECHNICAL ASSISTANCE:

         Ro-Search, Wellco's wholly-owned subsidiary which manufactures certain shoe-making machinery and renders technical assistance and other services to footwear manufacturers, was very busy in 1997. Because of changes in the government's delivery requirements on combat boots, many new combat boot molds were made. In June, 1997 Ro-Search shipped about half of the footwear-making equipment to a new prison being built in New Jersey. In 1997, Ro-Search received and started working on an order from its oldest customer for the largest single mold order in our history ($900,000). This mold order will be shipped in 1998, as will be the balance of the New Jersey equipment.

         Ro-Search's   sales  of  boot  lacing  system  hardware  and  machinery
         continued to make a significant contribution.

ANTI-PERSONNEL MINE PROTECTIVE FOOTWEAR:

         For many years, we have sold small quantities of anti-personnel mine protective boots and overboots, while continuing to make improvements not only in the level of protection given by these products but also in their comfort. Our mine protective boots and overboots are being used by soldiers involved in mine clearance in Bosnia.

         Starting in 1996, interest in these products increased significantly and continued to do so in 1997. To date, there have been many inquiries and small orders. We actually make two products. One is an anti-personnel mine protective boot and the other is an anti-personnel mine protective overboot. They can be worn together for maximum protection, or can be worn separately. Most of the small orders to date have been for the overboot whose main use is in mine detection and clearance. We are trying to emphasize that the boot itself provides significant protection and, since it is as comfortable, if not more so, than other military boots, it can be worn all day in mine infested areas.

         These products have very expensive components, are very complex to manufacture, and this is reflected in their price. Perhaps it takes a lot of cost-benefit analysis by countries where mines are prevalent in order to determine how much a human foot is worth.

         In the Spring of 1997 we had both the boot and overboot tested at the U.S. Army's Aberdeen Proving Grounds. The results were very impressive, and we are using Aberdeen's test reports and pictures in marketing. We will continue to pursue the market for these products.

Competition for boot contract awards from the U. S. government was very intense in 1997. The government will make any option awards under these contracts based on the contractor's performance in the contract's first year and on the option prices bid. As we move into the 1998 fiscal year, we face the challenge of improving on our performance record.

The dedication, experience and talents of all our co-workers in Waynesville, North Carolina and Aguadilla, Puerto Rico have always been and will continue to be a key component of whatever we may accomplish. This was especially true in 1997. You will read later in this Annual Report about the delay in awarding the combat boot contract. This significantly reduced combat boot shipments in the third quarter of 1997. After contract award in the fourth quarter, our employees worked countless hours and more than made up for the lack of shipments in the third quarter. Our heartfelt gratitude is extended to all of them.








Horace Auberry                                         David Lutz
Chairman of the Board of Directors                     President, Treasurer
Chief Executive Officer                                Chief Operating Officer

September 25, 1997

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

                              RESULTS OF OPERATIONS

Comparing the Fiscal Year ended June 28, 1997 to June 29, 1996:

Income before income taxes was $1,088,000 in the 1997 fiscal year compared with $1,357,000 in the 1996 fiscal year. The 1996 year included several non-recurring items which were:

1. A $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six- month (July-December, 1995) loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco had owned 400,000 common shares of Alba (21.5% of total shares) since December 30, 1994. Wellco's investment in Alba was exchanged on December 29, 1995, as part of the price for Wellco's repurchase of 1,531,272 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years (see Note 13 to the Consolidated Financial Statements).

2. The total of interest, dividend and investment income was $1,419,000 in the 1996 year compared to $53,000 of interest income in 1997. The prior period included gains resulting from the sale of all marketable securities at amounts significantly greater than their carrying value. All marketable securities were sold to pay for the stock repurchase. The current period only includes interest income earned on excess operating funds.

Comparative 1997 operating income, before the above items and interest expense, was $1,226,000 as compared with $688,000 in the prior year. Several factors resulted in the $538,000 increase, the more significant ones being:

         1. Total revenues increased $1,231,000. Pairs of combat boots sold to the U. S. government increased approximately 6%. Pairs of combat boots sold to other customers also increased in the current year.

         2. Greater revenues from the sale of combat boots more than offset a decrease in sales of boot making machinery and materials. The 1997 year does include a significant machinery sale to a new customer. However, the 1996 year included significant boot making materials sales to a foreign customer which were not as large as in 1997. These sales can vary significantly from period to period with the needs of this group of customers.

         3. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, increased approximately 42% in the current year. In addition to the licensees having increased shipments in 1997, an additional fee is being earned until April, 1998 related to supplying certain of these customers with additional services.

         4. Revenues from U. S. government research and development contracts decreased $288,000 in 1997. The prior year includes Phase I billings under a multi-phase contract whose purpose is to develop a combat boot that is more impact resistant and flexible. The government did not commit funding to Phase II of this contract until after the end of the 1997 year.

Operating income for 1997 was significantly affected by increases in certain costs:

         1. Interest cost increased $152,000. On April 15, 1997, Wellco was awarded a new contract from the U. S. Defense Personnel Support Center (DPSC) for their purchases of combat boots. DPSC had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award. This resulted in significant borrowings from a bank line of credit on which $79,000 of interest cost was incurred.

                  Although the Note Payable (see Note 14) does not provide for the payment of interest, generally accepted accounting principles require the imputation of interest. This interest cost for 1997, which did not occur in 1996, was $97,000.

         2. The new DPSC contract requires Wellco to ship combat boots direct to customers (more than 1,000 locations) instead of to four government warehouses, as was the case with prior contracts. Direct customer shipments can be from one to several hundred pairs per order, compared to warehouse shipments which averaged several thousand pairs per shipment.

                  In addition, the contract provides for maximum contractor evaluation points for shipping within 4 days of order receipt. Prior contracts provided for monthly shipments against delivery orders covering several months. After the April 15 contract award, DPSC agreed to let Wellco accelerate shipments, which had the effect of reducing some of the significant inventory build-up. Combat boot sales in the fourth quarter were 120,000 pairs, almost double the average amount for preceding quarters.

                  All of this caused excess labor costs, freight costs to air ship materials, and other inefficiencies in developing new procedures required by this significant change in boot shipment methods.

         3. In February, 1997 Wellco was awarded a contract from DPSC for the supply of the intermediate cold/wet boot, which is the first award to Wellco of this type of boot. The introduction of this new boot caused start up costs related to labor, maintenance and supplies.

         4. 1997 includes a $73,000 reduction in revenues from the adjustment of certain estimated contract price adjustments, which were recorded in 1996, to the actual amounts settled with the government.

         5. Group health insurance, for which the Company is self insured, increased $69,000 in 1997. This cost varies from period to period with the actual amount of health costs incurred by employees.

The percent of income tax provision to pretax income for 1997 was 30% compared to 27% in 1996. The lower 1996 rate reflects the difference between the book and tax basis of Wellco's investment in Alba, which was disposed of in 1996.

Forward Looking Information:

On April 15, 1997, Wellco was awarded a contract from the U.S. Defense Personnel Support Center
                                       -6-

(DPSC) for 25% of their purchases of combat boots for the one year period starting April 15, with options for each of the ensuing four years. This contract requires delivery in the first year of between 227,000 and 315,000, which equates to a total contract value in the first year of between approximately $13,151,000 and $18,322,000. Also on that date, three other contract awards were made, with one competitor receiving an award for 35% of the government's combat boot purchases, and two competitors receiving 20% each. This contract was awarded using the government's best value method of bid evaluation under which technical merit is generally more important than price. Both Wellco and the 35% awardee were rated with the highest possible technical rating. However, since Wellco bid higher prices than this competitor, Wellco was awarded the 25% at its higher prices. For the prior contract which was completed in December, 1996, Wellco was also the 25% supplier.

Before each option exercise, the government will evaluate each contractor's performance during the prior period. Using this evaluation and factoring in the contractor's option prices, the government will allocate the option award in the 35%/25%/20%/20% portions. The exercise of any option is at the unilateral discretion of the government.

During the fourth quarter of the 1997 year, Wellco was allowed to accelerate its first year shipments under the contract awarded April 15. This will result in combat boot shipments under this contract through the end of its first year, which is April 15, 1998, being less than they would have otherwise been.

Since 1992, the government has been reducing its inventory of combat boots by buying fewer pairs than were consumed. The current contract establishes total minimum and maximum pairs to be ordered from all contractors for each year of the contract of 703,220 and 1,055,828, which is less than estimated consumption, and is also less than the total annual pairs ordered under the prior contract . The Company estimates that the government will reach its desired inventory level between the fourth and fifth years of the contract, when it expects orders to increase to the level of consumption.

In February, 1997 Wellco was awarded a contract by DPSC to supply the intermediate cold/wet boot. This is the first award to Wellco for this type of boot. A total of two contracts were awarded and Wellco's contract is for 40% of total pairs to be bought in the first year. The contract requires delivery in the first year of between 80,000 and 122,000 pairs of this boot, which equates to a total contract value in the first year of between approximately $6,400,000 and $9,600,000. This contract also gives DPSC two options, each providing for total purchases of between 110,000 and 165,000 pairs of this boot. Each option award will be allocated 60%/40% between the two contractors, with the contractor evaluated as having the best performance in the prior period receiving the 60% amount. The first shipments under this contract occurred in the fourth quarter of fiscal year 1997.

On June 25, 1997 DPSC awarded Wellco a contract to supply a new boot, called the infantry combat boot, which will be used by the Marine Corps. A total of two contracts were awarded and Wellco's contract is for 60% of total pairs to be bought in the first year. The contract requires delivery in the first year of between 42,000 and 69,000 pairs of this boot, which equates to a total contract value in the first year of between approximately $2,900,000 and $4,800,000. This contract also gives DPSC two options, each providing for total purchases of between 53,000 and 115,000 pairs of this boot. Each option award will be allocated 60%/40% between the two contractors, with the contractor evaluated as having the best performance in the prior period receiving the 60% amount. Shipments under this contract will start in October, 1997.

The infantry combat boot requires construction methods and manufacturing procedures that are significantly different than those presently used, as well as incorporating certain new materials. This will cause some training costs and other manufacturing inefficiencies during initial production.

Ro-Search, Inc., Wellco's machinery and licensing subsidiary, has received from its oldest customer an order ($900,000) for footwear molds which is the largest single order ever placed with Ro-Search. Shipments under this order will be primarily in the 1998 fiscal year.

See Note 22 to the Consolidated Financial Statements for information about a subpoena served on the Company in April 1997.

Except for historical information, this annual report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 28, 1997. Actual results may differ materially from management expectations.

Comparing the Year Ended June 29, 1996 and July 1, 1995:

Income before income taxes for the 1996 fiscal year was $1,357,000 compared to $1,212,000 in the 1995 year. Current period income was reduced by a $601,000 charge for Loss in Affiliate, representing Wellco's $305,000 equity in the six-month (July through December, 1995) loss of Alba-Waldensian, Inc. (Alba), and the $296,000 write down to fair value of that investment. Wellco owned 400,000 common shares of Alba (21.5% of total shares) from December 30, 1994 until December 29, 1995, when these shares were exchanged as part of the purchase price for Wellco's repurchase of 1,531,272 shares of its common stock. Income was also reduced by a Stock Repurchase Charge of $110,000, which is the portion of the stock repurchase price allocated to an agreement limiting the selling shareholders' ownership of total Wellco shares for a period of ten years (see Note 13 to the Consolidated Financial Statements).

Income before income taxes, Loss in Affiliate and Stock Repurchase Charge was $2,068,000, which compares to income of $1,143,000 in 1995. The total of interest, dividend and investment income increased to $1,419,000 in 1996 from $464,000 in 1995, primarily because the 1996 includes gains from the sale of all marketable securities previously owned by Wellco. The net sales proceeds from the marketable securities' sale were used for the stock repurchase. Before Loss in Affiliate, Stock Repurchase Charge and interest, dividend and investment income, the Company had a pretax income of $649,000 in 1997 compared to income of $679,000 in 1996. The major reasons for this change are:

         1. Revenues increased $1,965,000. Pairs of combat boots sold to the U. S. government increased approximately 9%. From January through June, 1996, Wellco was shipping combat boots under the second option of its current contract. From November, 1994 through December, 1995, shipments were under the first option. Both options were for the same total pairs, but the delivery period for the second option is for a shorter twelve month period. Pairs of combat boots sold to other customers also increased in 1996.

         2. Greater revenues from the sale of combat boots more than offset a decrease in machinery sales. 1995 revenues include significant machinery sales to one new customer and to one long-time customer. These sales can vary significantly from period to period with the needs of this group of customers.

         3. Margins on the increased combat boot sales did not fully offset the loss of margins on lower machinery sales. Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, were also lower in 1996.

         4. In 1995, the U. S. government issued certain contract price increase adjustments, primarily for the increased cost of leather used in manufacturing combat boots, whose actual amounts were greater than previously recorded estimates. This increased 1995 pretax profits $54,000.

The major categories of fixed and semi-variable manufacturing costs increased by $50,000. The cold winter resulted in utility costs increasing $20,000, and insurance costs, many of which vary with revenues and labor costs, increased $25,000.

The percentage of income tax provision to pretax income increased to 27% in 1996 from 20% in the 1995, primarily because the Equity in Loss of Affiliate and Stock Repurchase Charge in 1996 are not deductible for income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations to supply most of its normal liquidity needs. A bank line of credit is maintained for supplying any unforeseen cash needs. The following table summarizes at the end of each year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                           ( in thousands)
                                                    1997        1996        1995
                                                    ----        ----        ----

Cash .......................................      $  181      $  673      $2,423
Marketable Securities, Current .............                                 996
Unused Line of Credit ......................       2,813       1,500       1,480
                                                  ------      ------      ------
Total ......................................      $2,994      $2,173      $4,899
                                                  ======      ======      ======

The decrease in cash at the end of 1997 was primarily due to increased combat boot inventories and the investment in inventory for the new intermediate cold/wet boot. For the current combat boot contract, Wellco will be maintaining a larger inventory to meet the four day shipping requirement for maximum evaluation points.

The decrease in cash at the end of 1996 was mainly caused by an increase in accounts receivable, which resulted from both an increase in sales of combat boots to the U. S. government and technical difficulties in their processing of invoice payments. Also in 1996, marketable securities were sold to pay for the repurchase of 1,531,272 Wellco common shares.

The following table summarizes the other major sources and (uses) of cash for the last three years:

                                                             (in thousands)

                                                     1997       1996       1995
                                                     ----       ----       ----

Net Income Before Depreciation, Net Investment
Income, Equity in (Loss)Income of Affiliate and
Stock Repurchase Charge .......................   $ 1,083    $   810    $ 1,214
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities ......    (2,718)    (1,542)       192
Other .........................................        10       (165)      (173)

                                       -9-
                                                             (in thousands)

                                                     1997       1996       1995
                                                     ----       ----       ----
Net Cash Provided By (Used In) Operations .....    (1,625)      (897)     1,233
Net Cash From Sale of (Purchases of)
Marketable Securities .........................                5,257      3,653
Cash Used to Repurchase Company's  Stock and
Related Expenses ..............................               (5,579)
Cash From Bank  Line of Credit ................     4,350      4,500
Cash Used to Repay Bank Line of Credit ........    (2,663)    (4,520)
Cash Used to Purchase Affiliate ...............                          (4,475)
Cash Used to Purchase Equipment ...............      (474)      (371)      (295)
Cash Dividends Paid ...........................      (227)      (140)      (221)
Cash From Stock Options Exercised .............       147
Net Decrease in Cash ..........................   $  (492)   $(1,750)   $  (105)


The increase in inventory, caused by the increase in combat boot inventories and the investment in inventory for the new intermediate cold/wet boot, was the primary reason operations had a net use of $1,625,000.

To its operating cash needs, Wellco made full use of its $1,500,000 bank line of credit and established a second bank line of credit for $3,000,000. The bank's commitment for the $3,000,000 line of credit expires on September 24, 1997, and the $1,500,000 line is subject to renewal on December 31, 1997. Subsequent to June 28, 1997 cash from combat boot sales was used to pay off all borrowings under the lines.

The primary reason for the 1996 decrease in cash was the increase in accounts receivable, as explained above, and the use of cash for the Company's stock repurchase. On December 29, 1995, the Company repurchased 1,531,272 of its common shares for a price consisting partially of a $5,460,000 cash payment and $119,000 in related expenses. The initial payment was partially financed by a short term bank loan. All marketable securities were subsequently sold to repay the bank loan.

In 1995, cash from the sale of marketable securities was used to pay for part of the purchase of Alba Waldensian, Inc. (the affiliate) common stock. Cash from 1995 operations was also used to purchase Alba's stock, purchase equipment and pay the cash dividend.

In fiscal year 1998 the Company plans to construct a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at a cost of approximately of $350,000. A bank has provided a three-year term loan commitment if needed to finance this addition. Production of the new infantry combat boot will require the purchase of an estimated $200,000 to $250,000 of new machinery, and may result in total machinery purchases in 1998 being more than usual. The Company believes that cash from operations, the bank line of credit and the bank term loan commitment will be adequate to meet its cash needs during 1998.

Other than the items mentioned above, the Company has no other material commitments for capital equipment. Note 14 to the Consolidated Financial Statements provides information about a commitment to make additional cash payments from a stock repurchase, with the amount of payments contingent upon net income for the six fiscal years 1997 through 2002. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.




                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995
              (in thousands except per share and number of shares)


                                           JUNE 28,       JUNE 29,       JULY 1,
                                               1997           1996          1995
                                           --------       --------       -------

REVENUES (Notes  6, 17 and 18) ......   $    21,199    $    19,968   $    18,003
                                        -----------    -----------   -----------
COSTS AND EXPENSES (Notes 10,
                    11 and 19):
 Cost of sales and services .........        17,611         17,168        15,128

 General and administrative
  expenses ..........................         2,362          2,112         2,152
                                        -----------    -----------   -----------
 Total ..............................        19,973         19,280        17,280
                                        -----------    -----------   -----------

OPERATING INCOME ....................         1,226            688           723
                                        -----------    -----------   -----------
INTEREST EXPENSE (Note 19) ..........           191             39            44

DIVIDEND AND INTEREST INCOME ........            53            215           446

NET INVESTMENT INCOME (Note 4) ......                        1,204            18
                                        -----------    -----------   -----------
INCOME BEFORE EQUITY IN (LOSS)
     INCOME OF AFFILIATE AND
     STOCK REPURCHASE CHARGE ........         1,088          2,068         1,143

EQUITY IN (LOSS) INCOME OF
AFFILIATE
     (Note 5) .......................                         (601)           69

STOCK REPURCHASE CHARGE (Note 13) ...                         (110)
                                        -----------    -----------   -----------

INCOME BEFORE INCOME TAXES ..........         1,088          1,357         1,212


PROVISION FOR INCOME TAXES (Note 12)            330            366           243
                                        -----------    -----------   -----------

NET INCOME ..........................   $       758    $       991   $       969
                                        ===========    ===========   ===========

PER  SHARE  OF  COMMON  STOCK
  (based  on  weighted  average
  number  of  shares
  outstanding) (Note 16):
  Net income ........................   $      0.67    $      0.53   $      0.37
                                        ===========    ===========   ===========
  Weighted average number
  of shares outstanding .............     1,126,113      1,884,648     2,654,418
                                        ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 28, 1997 AND JUNE 29, 1996
                                 (in thousands)

                                     ASSETS


                                                           JUNE 28,     JUNE 29,
                                                               1997         1996
                                                           --------     --------

CURRENT ASSETS:
     Cash ..........................................       $   181       $   673
     Receivables (Notes 2 and 8) ...................         4,926         5,242
     Inventories (Notes 3 and 8) ...................         7,677         3,924
     Deferred taxes  (Note 12) .....................           341           258
     Prepaid expenses ..............................             6           119
                                                           -------       -------
     Total .........................................        13,131        10,216
                                                           -------       -------

MACHINERY LEASED TO LICENSEES
     (Note 6) ......................................            36            63

PROPERTY, PLANT AND EQUIPMENT
     (Note 7) ......................................         1,313         1,138

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition (Note 1) .........           228           228
     Intangible pension asset (Note 10) ............           511           623
                                                           -------       -------
     Total .........................................           739           851
                                                           -------       -------

DEFERRED TAXES (Note 12) ...........................           433           429
                                                           -------       -------

TOTAL ..............................................       $15,652       $12,697
                                                           =======       =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 28, 1997 AND JUNE 29, 1996
                                 (in thousands)

                             LIABILITIES AND EQUITY


                                                           JUNE 28,     JUNE 29,
                                                               1997         1996
                                                           --------     --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 8) .........    $  1,687     $   --
     Accounts payable ................................       2,064        1,779
     Accrued liabilities (Notes 9 and 11) ............       1,570        1,302
     Accrued income taxes (Note 12) ..................         357          139
     Current maturity of note payable (Note 14) ......         107
                                                          --------     --------
         Total .......................................       5,785        3,220
                                                          --------     --------

LONG-TERM LIABILITIES:
     Pension obligation (Note 10) ....................       1,759        1,939
     Note payable (Note 14) ..........................       1,030          492

COMMITMENT AND CONTINGENCY (Notes 20 and 21)

STOCKHOLDERS' EQUITY (Notes  5, 13, 15, and 16):
     Common stock, $1.00 par value; 2,000,000
         shares authorized; shares issued and
         outstanding- 1,150,646 at 1997,
         1,123,146 at 1996 ...........................       1,151          374
     Additional paid-in capital ......................         119          598
     Retained earnings ...............................       6,430        6,696
     Pension liability adjustment (Note 10) ..........        (622)        (622)
                                                          --------     --------
         Total .......................................       7,078        7,046
                                                          --------     --------

TOTAL ................................................    $ 15,652     $ 12,697
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995
                                 (in thousands)


                                              JUNE 28,     JUNE 29,      JULY 1,
                                                  1997         1996         1995
                                              --------     --------      -------


CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ............................    $   758     $   991     $   969
                                                -------     -------     -------
     Adjustments  to  reconcile
     net  income  to net  cash
     provided  (used)  by
     operating activities:
         Depreciation and amortization .....        325         312         332
         Net investment income .............                 (1,204)        (18)
         Equity in loss (income) of
         affiliate .........................                    601         (69)
         Stock repurchase charge ...........                    110
         (Increase) decrease in-
             Accounts receivable ...........        316      (1,975)      1,133
             Inventories ...................     (3,753)        371        (773)
             Other current assets ..........         30          52         (75)
         Increase (decrease)in-
             Accounts payable ..............        285         246        (292)
             Accrued liabilities ...........        215        (116)        270
             Accrued income taxes ..........        218         (68)       (146)
             Pension obligation ............        (68)        (26)        (46)
             Other .........................         49        (191)        (52)
                                                -------     -------     -------
     Total adjustments .....................     (2,383)     (1,888)        264
                                                -------     -------     -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ..................     (1,625)       (897)      1,233
                                                -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in affiliate ...............                             (4,475)
     Net sales  of current
         marketable securities .............                    996       1,898
     Purchases of noncurrent
         marketable securities .............                             (2,343)
     Sales of noncurrent
         marketable securities .............                  4,261       4,098
     Purchases of equipment ................       (474)       (371)       (295)
                                                -------     -------     -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES .................       (474)      4,886      (1,117)
                                                -------     -------     -------


                            (continued on next page)


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995
                                 (in thousands)

                                                  JUNE 28,   JUNE 29,    JULY 1,
                                                      1997       1996       1995
                                                  --------   --------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from bank ...........................     4,350      4,500      2,050
     Repayment of bank loan ...................    (2,663)    (4,520)    (2,050)
     Cash dividends paid ......................      (227)      (140)      (221)
     Purchase of common stock .................               (5,579)
     Stock option exercise ....................       147
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES .....................     1,607     (5,739)      (221)
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............      (492)    (1,750)      (105)

CASH AT BEGINNING OF PERIOD ...................       673      2,423      2,528
                                                  -------    -------    -------

CASH AT END OF PERIOD .........................   $   181    $   673    $ 2,423
                                                  =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest .............................   $    94    $    39    $    44
         Income taxes .........................       192        561        779
     Noncash investing and financing
     activity-
         Adjustment of stock repurchase
           note ...............................       646
         Noncash decrease in Investment in
            Affiliate from stock repurchase ...                4,928
         Note issued as part of stock
            repurchase ........................                  492
         Noncash increase in Investment
            in Affiliate ......................                             986
         Noncash increase (decrease ) in
            marketable securities to fair value                 (730)       730
                                                  =======    =======    =======



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995
                        (in thousands except share data)


                                            JUNE 28,      JUNE 29,       JULY 1,
                                                1997          1996          1995
                                            --------      --------       -------

COMMON STOCK (Notes 13, 15 and 16):
     Balance at beginning of year ..........   $    374    $    885    $    885
     Repurchase of common stock ............                   (511)
     Common stock issued in stock split ....        749
     Stock option exercise .................         28
                                               --------    --------    --------
     Balance at end of year ................      1,151         374         885
                                               --------    --------    --------

ADDITIONAL PAID-IN CAPITAL:
     (Notes 5, 13, 15 and 16):
     Balance at beginning of year ..........        598       1,409         759
     Repurchase of common stock ............                   (811)
     Excess of basis over cost of
         investment in affiliate ...........                                650
     Transfer to Common Stock the par value
         of stock issued in stock split ....       (598)
     Stock option exercise .................        119
                                               --------    --------    --------
     Balance at end of year ................        119         598       1,409
                                               --------    --------    --------

RETAINED EARNINGS (Notes 13, 14 and 16):
     Balance at beginning of year ..........      6,696      15,412      14,664
     Repurchase of common stock ............                 (9,567)
     Adjustment of note payable from stock
         repurchase ........................       (646)
     Transfer to Common Stock the par value
         of stock issued in stock split ....       (151)
     Net income ............................        758         991         969
     Cash dividends (per share: 1997-$.20;
         1996-$.125; 1995-$.083) ...........       (227)       (140)       (221)
                                               --------    --------    --------

     Balance at end of year ................      6,430       6,696      15,412
                                               --------    --------    --------

PENSION LIABILITY ADJUSTMENT (Note 10)
     Balance at beginning of year ..........       (622)       (525)       (306)
     Change for the year ...................                    (97)       (219)
                                               --------    --------    --------
     Balance at end of year ................       (622)       (622)       (525)
                                               --------    --------    --------

UNREALIZED GAIN ON
     MARKETABLE SECURITIES (Note 4) ........                                482
                                               --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY .................   $  7,078    $  7,046    $ 17,663
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 28, 1997, June 29, 1996, and July 1, 1995


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

         Fair Value of Financial Instruments

                  The carrying value of financial instruments at June 28, 1997 (cash, receivables, accounts payable and note payable) approximates fair value. The carrying value of the note payable is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved.

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

         Revenue Recognition

                  All government combat boot production contracts are fixed price and usually have a delivery schedule of twelve months. If the purchase order requires shipment to a depot warehouse, revenue is recognized for each boot shipment after it has been accepted by the government's Quality Assurance Representative. If the purchase order requires shipment directly to the consumer, revenues are recognized upon shipment.

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

         Stock-Based Compensation Plans

                  Statement  of  Financial  Accounting  Standards  No. 123 (SFAS
                  123), "Accounting for Stock- Based Compensation," was effective as of the beginning of the 1997 fiscal year. SFAS 123 provides for a choice of using a fair value method to record compensation expense related to stock-based compensation, or to continue using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25). The Company chose to continue using APB 25 under which compensation expense is generally recognized if there is a difference between the award price for stock options and the stock's market price at the date of award.

         Recent Statements of the Financial Accounting Standards Board

                  In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement changes the computation, presentation and disclosure of earnings per share, and is effective for the Company's fiscal quarter ending December 27, 1997. Under SFAS 128, the Company's outstanding stock options will affect the computation of diluted earnings per share, and this effect is not expected to be significant.

                  In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
                  130), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Under SFAS 130, the Company's pension liability adjustment would be reported as an item of comprehensive income.

                  In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS
                  131), "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending July 3, 1999. This Statement supersedes Financial Accounting Standards Board Statement No. 14, which presently determines the Company's segment and related reporting, and under which the Company has one segment. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas. The Company believes that the only significant effects on its disclosures resulting from SFAS 131 would be the additional disclosures if it has more than one reportable operating segment. The Company has not as yet determined if it has more than one reportable operating segment under SFAS 131.

2. RECEIVABLES:

          The majority of receivables at June 28, 1997 are from the U. S. government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 1997 and 1996 are not significant.

3.  INVENTORIES:

    The components of inventories are:

                                                              (in thousands)
                                                           1997             1996
                                                           ----             ----

Finished Goods ...............................           $2,551           $1,296
Work in Process ..............................            2,647            1,267
Raw Materials and Supplies ...................            2,479            1,361
                                                         ------           ------
Total ........................................           $7,677           $3,924
                                                         ======           ======

4. MARKETABLE SECURITIES:

    In the 1996 fiscal year, all marketable securities were sold to provide the majority of the cash portion of the consideration paid by Wellco to repurchase 1,531,272 shares of its outstanding common stock (see Note 13).

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

     Operating results for the fiscal year ended June 29, 1996 includes as Equity in Loss of Affiliate a charge of $601,000, representing Wellco's $305,000 equity in Alba's loss for the six-month period from July through December, 1995 and a $296,000 reduction of this investment's carrying value to fair value. On December 29, 1995, these shares were used as part of the consideration paid for the repurchase of 1,531,272 shares of Wellco's common stock (See Note 13). Operating results for the fiscal year ended July 1, 1995 includes $69,000 as Equity in Income of Affiliate representing Wellco's equity in Alba's net income for the six-month period from January through June, 1995.

     Other than this investment, there were no business relationships or transactions between Wellco and Alba.

6.   MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the 1997 and 1996 consolidated balance sheets is $1,483,000 and $1,456,000. Rental revenues for the fiscal years 1997, 1996, and 1995 were $178,000, $128,000 and $122,000, substantially all of which vary with lessees' production or shipments.

7.   PROPERTY, PLANT AND EQUIPMENT:

     The cost and accumulated depreciation of property, plant and equipment are summarized as follows:



                                                   (in thousands)
                                                                       Estimated
                                         1997         1996           Useful Life
                                         ----         ----           -----------

Land                                     $107         $107
Buildings                                 774          774              45 Years
Machinery &
Equipment                               2,797        2,430            2-20 Years
Furniture & Fixtures                      610          532            2-10 years
Leasehold
Improvements                               63           63                     *
Total Cost                             $4,351       $3,906
Total Accumulated
Depreciation                           $3,038       $2,768


                      *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

8.   LINES OF CREDIT:

     The Company maintains a $1,500,000 unsecured bank line of credit. The unsecured line, which expires December 31, 1997, can be renewed annually at the bank's discretion. At June 28, 1997, the unsecured line was fully used with no additional borrowings available under this line.

     During the third quarter of 1997, the Company entered into a second bank line of credit for $3,000,000. Both of these lines were used to provide cash for a significant increase in combat boot inventory, in preparation for a quick response requirement under a new U.S. government combat boot contract, and the inventory of the new intermediate cold/wet boot. The bank's commitment for the $3,000,000 line of credit expires on September 24, 1997. The second line is secured by a blanket lien on all machinery and equipment and all non-governmental accounts receivable ($1,161,000) and inventory ($1,003,000). At June 28, 1997, borrowings on the secured line of credit were $187,000 with $2,813,000 available in additional borrowings.

     Interest for both lines is at the prime rate of 8.5%. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements and the Company was in compliance with these requirements at June 28, 1997.

     In the fiscal year 1998 the Company plans to construct a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at a cost of approximately of $350,000. A bank has provided a $400,000 three-year term loan commitment to finance the construction if needed. The commitment expires on October 24, 1997.

9.   ACCRUED LIABILITIES:
     The components of accrued liabilities are:



                                                      (in thousands)

                                                           1997             1996
                                                           ----             ----

Compensation .................................           $  892           $  793
Pension ......................................              133              166
Retiree Health Benefits ......................              170              110
Contribution .................................              115               70
Other ........................................              260              163
                                                         ------           ------
Total ........................................           $1,570           $1,302
                                                         ======           ======


10. PENSION PLANS:

     The Company's pension plans provide retirement benefits based on either years of service or final average annual earnings.

     The components of pension expense computed in accordance with Statement of Financial Accounting Standards No. 87 (Employers' Accounting For Pensions) are:

                                                              (in thousands)
                                                   1997        1996        1995
                                                   ----        ----        ----

Benefits Earned for Service in the
Current Year ...............................      $ 147       $ 148       $ 134
Interest on the Projected Benefit
Obligation .................................        388         368         357
Return on Plan Assets ......................       (234)       (206)       (207)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses
Against Actuarial  Assumptions .............        163         156         129
                                                  -----       -----       -----
Pension Expense ............................      $ 464       $ 466       $ 413
                                                  =====       =====       =====

The liability of the plans at June 28, 1997 and June 29, 1996, and the components of the pension liability accrued in the balance sheets are:


                                                               (in thousands)
Pension Liability:                                              1997       1996
                                                                ----       ----

Accumulated Benefit Obligation, Substantially
  All Vested ...........................................      $5,152     $5,054
Obligation for Actuarially Projected Future
  Salary Increases .....................................         297        291






Pension Liability:                                              1997       1996
                                                                ----       ----
Projected Benefit Obligation .............................     5,449      5,345
Plan Assets at Fair Value ................................    (3,261)    (2,949)
Projected Obligation Greater than Assets .................     2,188      2,396
Less Projected Future Salary Increases ...................      (296)      (291)
Pension Liability Recognized in the Consolidated
Financial Statements .....................................   $ 1,892    $ 2,105


Components of Pension Liability:
Unamortized Costs Not Yet Charged Against Operations-
Net Obligation at July 1, 1987 ...........................       355        426
Net Obligation From Changes to the Plans Since
July 1, 1987 .............................................       323        369
Net Loss From Actuarial Assumptions Being Different
Than Actual ..............................................     1,072      1,061
Less Projected Future Salary Increases ...................      (296)      (291)
Total Liability Not Yet Charged Against Operations .......     1,454      1,565
Amount of Liability That Has Been Charged Against
Operations ...............................................       438        540
Total Pension Liability ..................................   $ 1,892    $ 2,105

     The pension liability not yet charged against operations is a part of the long-term pension obligation liability. This liability at June 28,1997 is offset by an intangible pension asset of $511,000 ($623,000 at June 29, 1996) and an equity reduction, net of income taxes, of $622,000 for 1997 and 1996. Plan assets are invested in the General Investment Account of the Company's actuary. This account invests primarily in high-quality, fixed income mortgage obligations and corporate bonds. The assumed average discount rate and the expected long-term rate of return on plan assets is 7.5% for 1997 and 1996. To the extent projected benefits are based on final average annual earnings, the assumed rate of annual increase in future salary levels is 5.5%.

11. RETIREE HEALTH BENEFITS:

     The Company accounts for the costs and liability of health care benefits for retired employees using Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). The liability at the date of adoption of FAS 106 ( July 4, 1993) is being recognized over employee future service lives.

     Employees of the North Carolina plant who meet certain criteria and retire early (age 62-64) or disabled, receive for themselves, but not for their dependents, the same health insurance benefits received by active employees. All benefits terminate when the employee becomes eligible to receive Medicare (usually age 65 or 30 months after disability date). This benefit is provided at no cost to the employee and the Company does not fund the cost of this benefit prior to costs actually being incurred.

     The cost of retiree health benefits included in 1997, 1996 and 1995 Statements of Operations as computed under FAS 106 was:

                                                                                                               (in thousands)

                                                          1997     1996     1995
                                                          ----     ----     ----

Benefits Earned for Current Service .................      $25      $26      $20
Interest Cost on Accumulated Liability ..............       24       22       20
Amortization of the July 4, 1993 Liability ..........       14       13       13
                                                           ---      ---      ---
Total Cost ..........................................      $63      $61      $53
                                                           ===      ===      ===


     The reconciliation of the total liability to the amount included as a liability in the Consolidated Balance Sheet (see Note 9) at June 28, 1997 and June 29, 1996 is:

                                                                (in thousands)

Accumulated Liability For:                                       1997      1996
                                                                 ----      ----

Retired Employees ..........................................    $  16     $   4
Fully Qualified Employees ..................................        0         7
Other Employees ............................................      268       293
Total ......................................................      284       304
Less Balance of Unrecognized Liability at July 4, 1993 .....     (227)     (240)
Unrecognized Net Gain Since July 4, 1993 ...................      113        46
Liability Recognized in the Consolidated Balance Sheet .....    $ 170     $ 110

     The assumed health care cost trend rate used to project expected future cost was 11.0% in 1997 (12.4% in 1996), gradually decreasing to 6% by 2004 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 8% for 1997 and 7.75% for 1996. The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.

12. INCOME TAXES:

     The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:

                                                 (in thousands)

Federal:                                       1997           1996          1995
                                               ----           ----          ----

Currently Payable ..................         $ 355          $ 457          $ 143
Deferred ...........................           (87)          (185)            45






Federal:                                       1997           1996          1995
                                               ----           ----          ----

Total Federal .....................            268            272            188
State .............................             62             94             55
Total Provision ...................           $330           $366           $243

A reconciliation of the effective income tax rate for the 1997, 1996 and 1995 fiscal years is as follows:


                                                         1997     1996     1995
                                                         ----     ----     ----

Statutory Federal Income Tax Rate ...................     34%      34%      34%
Current Period Income of Puerto Rico Subsidiary
Substantially Exempt From Puerto Rican and
Federal Income Taxes ................................     (7%)     (7%)    (11%)
State Taxes, Net of Federal Tax Benefit .............      5%       5%       4%
Difference in Book and Tax Basis of Investment
in Affiliate ........................................     (6%)
Standstill Agreement ................................      3%
Untaxed Portion of Dividend Income ..................               *       (5%)
Other ...............................................     (2%)     (2%)     (2%)
Effective Income Tax Rate ...........................     30%      27%      20%
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

     The accumulated undistributed earnings ($4,324,000 at June 28, 1997) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future.

     Significant components of the Company's deferred tax assets (no valuation allowance considered necessary) and liabilities as of the end of fiscal 1997 and 1996 are as follows:



                                                             (in thousands)

Deferred Tax Assets:                                               1997     1996
                                                                   ----     ----

Pension Cost Charged Against Financial Statement Income,
Not Yet Deducted From Taxable Income .........................     $104     $126
Tax Effect of Pension Liability Charged Against Equity .......      320      320
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable Income .......      158      146
Additional Costs Inventoried for Tax Purposes ................      142       85
Other ........................................................       99       61
Total Deferred Tax Asset .....................................      823      738
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income Not Yet
Charged Against Financial Statement Income ...................       49       51
Net Deferred Tax Asset .......................................     $774     $687


13. REPURCHASE OF STOCK:

     On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. Cash of $5,460,000 and 400,000 shares of Alba-Waldensian, Inc. (Alba) common stock was paid to Coronet and Affiliates for these Wellco shares. In addition, the Stock Repurchase Agreement provides that certain additional payments may be made through Wellco's fiscal year 2003 (see Note 14). Under North Carolina law the shares repurchased constitute authorized but unissued shares.

     The Stock Repurchase Agreement provides that for a period of ten years after December 29, 1995 Coronet and Affiliates will limit their ownership of Wellco common stock to not more than 20% of total shares outstanding. The Consolidated Statement of Operations for the fiscal year ended June 29, 1996 included a Stock Repurchase Charge of $110,000 representing the value assigned to this limitation.

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

     Although the stock repurchase occurred, the related Stock Repurchase Agreement was not executed by Coronet and Affiliates, nor have they performed certain other actions required by the Agreement. In addition, the Circuit Court of Cook County in Illinois has since issued an Order of Liquidation (Order) against Coronet Insurance Company. This Order requires all persons having assets which are, or may be, the property of Coronet Insurance Company to turn over these assets to the Director of Insurance of the State of Illinois.

     Wellco's counsel has advised that, because the Stock Repurchase Agreement was not executed by Coronet and Affiliates and other actions required of them by the Agreement were not performed, and because Coronet Insurance Company is being liquidated by the Director of Insurance of the State of
     Illinois,  some  uncertainty  exists  as  to:  (i)  the  enforceability  of provisions of the Stock Repurchase Agreement, and (ii) if enforceable, to whom any additional obligation under the Agreement is owed. However, as of June 28, 1997, the opinion of Company's management anticipates no significant adverse impact to the financial statements as a result of the resolution of any uncertainty raised by this matter.

14. NOTE PAYABLE:

     Note 13 gives information about certain additional payments that may be made under the Stock Repurchase Agreement, as well as information about the uncertainty as to the Agreement's enforceability. Notwithstanding this, generally accepted accounting principles require that an obligation be reflected as a Note Payable in the Consolidated Balance Sheets for the estimated additional payments that would be made if the Agreement is enforceable. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of each estimated payment, discounted at a rate of 8.5%, is shown in the following table:


Paid in
Fiscal Year                                                 Amount
1998                                                      $107,325
1999                                                       152,418
2000                                                       165,374
2001                                                       179,430
2002                                                       194,682
2003                                                       338,472
Total                                                   $1,137,701

     During the 1997 fiscal year, the Company revised its initial estimate of the amount that might be paid. This increased the Note Payable as shown in the Consolidated Balance Sheet and reduced Retained Earnings by $646,000.

     The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The Note Payable has been calculated on this basis. The Stock Repurchase Agreement does not provide for the payment of interest. However, generally accepted accounting principles require that interest be imputed, and $97,000 of interest expense was recorded in 1997. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

15. STOCK OPTIONS:

     On February 6, 1996, the Board of Directors approved the 1996 Stock Option Plan (1996 Plan) providing for the granting of stock options to key employees. The 1996 Plan was subsequently approved by shareholders at their 1996 Annual Meeting. The Company also has a small number of granted and unexercised, fully exercisable stock options under the 1985 Stock Option Plan. All options available under the 1985 Plan have been granted.

     Under the 1996 Plan, the Compensation Committee of the Board of Directors is authorized to grant stock options for the purchase of up to 60,000 shares of the Company's common stock. This Plan provides that option exercise prices will be market price on the date granted, that options have a life of 10 years from the date of grant and are immediately exercisable on the date granted. Options for 52,500 shares have been granted under the 1996 Plan.

     Transactions involving these Plans for the last three fiscal years are summarized below:


                                                    No. of      Weighted Average
Option Shares:                                      Shares        Exercise Price
Outstanding at July 3, 1994 and July 1, 1995         2,100                 $5.50
Granted                                             52,500                  5.32
Outstanding at June 29, 1996                        54,600                  5.33
Exercised                                          (27,500)                 5.34
Outstanding at June 28, 1997                        27,100                 $5.32



     The following table summarizes information about fixed stock options outstanding at June 28, 1997, all of which are fully exercisable:

                                                                Weighted Average
                                                                       Remaining
              Range of Exercise     Weighted Average            Contractual Life
Number                   Prices       Exercise Price                    in Years
27,100              $5.00-$5.75                $5.32                         9.2


     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," is effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net income and net income per share would have been the pro forma amounts shown below (in thousands, except per share amounts):


                                                                           1996
                                                                           ----
Net Income, As Reported                                                    $991

                                                                           1996
                                                                           ----
Net Income, Pro Forma                                                      $957
Net Income Per Share, As Reported                                          $.53
Net Income Per Share, Pro Forma                                            $.51

     The fair value on the date options were granted (the amount deducted from net income as reported in arriving at pro forma net income amounts above) was estimated using the Black-Scholes option pricing model using the following assumptions:


Expected Dividend Yield                                                    3.78%
Expected Stock Price Volatility                                           19.24%
Risk-Free Interest Rate                                                    5.48%
Expected Life of Options in Years                                          2.29

     The weighted average fair value of options granted during 1996 was $.65 per share.

     On July 2, 1997, the Board of Directors approved the 1997 Stock Option Plan (1997 Plan) providing for the granting of options for the purchase of up to 115,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors has granted to certain key employees and non-employee directors options for the purchase of 105,000 shares at the market price on the date granted ($12.00 per share). The 1997 Stock Option Plan is subject to, and the grants thereunder are contingent upon, shareholder approval at the November 18, 1997 Annual Meeting of Wellco shareholders.

16. STOCK SPLIT:

     All common shares and per share amounts have been adjusted to give retroactive effect to a three-for- one stock split affected in the form of a stock dividend distributed on January 3, 1997 to stockholders of record on December 6, 1996. The par value of the new shares issued, $749,000, was transferred to Common Stock from Additional Paid-In Capital ($598,000) and Retained Earnings ($151,000).

17. SEGMENT AND REVENUE INFORMATION:

     The Company operates in one industry segment. Substantially all the Company's operating activity is from the sale of military footwear and related items, whether sold directly by the Company or its licensees.

     Revenues by class of product, major customer and export revenues for 1997, 1996 and 1995 were:
                                                       Percent of Total Revenues

                                                   1997        1996         1995
                                                   ----        ----         ----
Revenues By Class of Product:
Sales of Footwear and Related Items                 96%         97%          96%

                                                   1997        1996         1995
                                                   ----        ----         ----
Revenues From Licensees                              4%          3%           4%
Total                                              100%        100%         100%
Major Customer-U. S. Government                     69%         70%          66%
Export Revenues                                      8%         12%          12%

     The majority of export revenues are to Central and South American countries.


18. GOVERNMENT BOOT CONTRACT REVENUES:

     Revenues in 1997 include $49,000 representing the estimated amount of certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to will be included in the period of settlement. Income before income taxes in 1997 was decreased by $73,000, and was increased by $54,000 in 1995, from contract actions settled with the U. S. government in those years at amounts different than of previously recorded estimates.

19. RECLASSIFICATIONS:

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

20. COMMITMENT:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum shares that could be purchased at June 28, 1997 is approximately 83,000.


21. CONTINGENCY:

     In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.S. government. The Company is cooperating in this investigation, does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

     In 1988, the Company and other military combat boot manufacturers responded to subpoenas which investigated possible violation of antitrust laws involving bids submitted on military combat boot procurements for January 1, 1979 through May 6, 1988. This investigation was closed in 1992 and no legal action resulted from it.

                       INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 12, 1997

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                      Fiscal Year 1997 Quarter

                                  First       Second          Third       Fourth
Market Price Per Share-
High                             10 1/3           15         14 5/8       14 3/4
Low                               6 1/2            8              9       11 1/2
Per Share Cash Dividend Declared                $.10                        $.10


                                       Fiscal Year 1996 Quarter

                                   First      Second           Third      Fourth
Market Price Per Share-
High                               5 1/2       5 1/2               6      10 5/6
Low                                5 1/6           5               5       5 3/4
Per Share Cash Dividend Declared            $.04 1/6                    $.08 1/3


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of August 26, 1997 was 287.

All per share amounts have been adjusted to give retroactive effect to a three-for-one split in the form of a stock dividend paid on January 3, 1997.


Registrar and Transfer Agent
ChaseMellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                                  Fiscal Year 1997 Quarter

                                  First       Second      Third           Fourth
Revenues                         $4,990       $4,738     $2,501           $8,970
Cost of Sales and Services        4,086        3,917      2,008            7,600
Net Income                          298          208    (A) (91)         (B) 343
Net Income (Loss) Per Share        $.27         $.18      $(.08)            $.30

                                   Fiscal Year 1996 Quarter

                                   First       Second      Third          Fourth
Revenues                          $4,378       $4,656     $5,484          $5,450
Cost of Sales and Services         3,959        4,154      4,648           4,407
Net Income                       (C) (71)     (D) 118    (E) 584         (F) 360
Net Income (Loss) Per Share (G)   $(.027)       $.043       $.52            $.32

(A) In December 1996, Wellco substantially completed combat boot shipments under the prior combat boot contract, and since it was not awarded a new contract until April 15, 1997, pairs of combat boots shipped in the quarter ended March 29, 1997 were significantly less that normal.

(B) Reduced by $76,000 contribution to the Wellco Foundation. Reduced by $28,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year. Reduced by $54,000 of interest cost. Also reduced by excess labor costs, freight costs and other inefficiencies caused by a significant change in combat boot shipment methods.

(C) Reduced by $102,000 equity in loss of affiliate.

(D) Increased by $585,000 of investment income. Reduced by $410,000 of equity in loss of affiliate and $94,000 stock repurchase charge.

(E) Increased by $347,000 of investment income.

(F) Reduced by $46,000 contribution to the Wellco Foundation. Increased by $42,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year.

(G) Net income per share for the third and fourth quarters is based on 1,123,146 shares, reduced from 2,654,418 shares in the prior quarters after the December 29, 1995 repurchase of Wellco shares.

Officers and Directors

HORACE AUBERRY
Chairman of the Board and Chief Executive Officer

ROLF KAUFMAN
Vice Chairman of the Board

DAVID LUTZ
President and Chief Operating Officer and Treasurer

Officers

SVEN E. OBERG
V. P. - Technical Director

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.


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

JOSEPH MINIO
President and Chief Executive Officer of Belle Haven Management, Ltd.

J. AARON PREVOST
Retired Banker

WILLIAM D. SCHUBERT
Principal of Advanced Management Concepts
(Management Consultants)

FRED K. WEBB, JR.
Accounting Team Leader  for United Guaranty Corporation

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 17, 1997, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

         Identification of Executive Officers and Certain Significant Employees:


Name                        Age              Office
Horace Auberry               66              Chairman of the Board of Directors,
                                             Chief Executive Officer
Rolf Kaufman                 66              Vice Chairman, Board of Directors
Sven Oberg                   58              Vice President-Technical Director
David Lutz, CPA              52              President, Treasurer and Director
Richard A. Wood, Jr.         60              Secretary
Tammy Francis, CPA           38              Controller


In 1996, Mr. Kaufman retired from the office of President and remains active as a consultant to the Company serving in the position as Vice Chairman, Board of Directors. Mr. Lutz was elected to the office of President in 1996, previously serving as Secretary/ Treasurer. Ms. Francis has been Controller since October, 1996. She was Controller of Atlas Precision, Inc., an injection molding manufacturer, from 1995 until October, 1996. From 1990 until 1995, she was Manager of Finance and Accounting at Haywood Electric Membership Corporation, a rural utility company. Prior to becoming Secretary of the Company in 1996, Mr. Wood served for more than the past five years as Assistant Secretary. Mr. Wood is a partner in the law firm of McGuire, Wood & Bissett, general counsel to the Company.

Executive officers are elected by the Board of Directors to serve a term of one year. There are no arrangements or understandings pursuant to which any of the officers are elected, and all are elected to serve for one year terms.

Item 11. Executive Compensation.  (Executive Compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)

Item 13. Certain Relationships and Related Transactions.
         (Board of Directors/Security Ownership)

Since the beginning of the 1997 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 1997  fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was  indebted  to the  Registrant  or its  subsidiaries  in an amount  exceeding
$60,000.
                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. All Financial Statements

                                                                            Page
                                                                          Number
Independent Auditors' Report                                                 10
The following consolidated financial statements of
Wellco Enterprises, Inc. are in the Registrant's
1997 Annual Report which is integrated into Part II
of this Form 10-K immediately after page 5
Balance Sheets-at June 28, 1997  and June 29, 1996                        13-14*
Statements of Operations-years ended June 28,1997,
June 29, 1996 and July 1, 1995                                               12*
Statements of Cash Flows-years ended June 28, 1997,
June 29, 1996 and July 1, 1995                                            15-16*
Statements of Stockholders' Equity-years ended
June 28, 1997, June 29, 1996 and July 1, 1995                                17*
Notes to Consolidated Financial Statements                                18-31*

* Page number in the 1997 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules

                                                                            Page
                                                                          Number
Schedule II          Valuation and Qualifying Accounts                       12

All other schedules are omitted because they are not applicable or not required.

Exhibits

Exhibit                                                                     Page
Number      Description                                                   Number
   3        Articles of Incorporation and By-Laws                            (a)
  10        Material Contracts:

Exhibit                                                                     Page
Number         Description                                                Number
               A. Bonus Arrangement*                                         (b)
               B. 1985 Stock Option Plan for Key Employees of Wellco Enterprises
                  , Inc.*                                                    (c)
               C. 1996 Stock Option Plan for Key Employees of Wellco Enterprises
                  , Inc.*                                                    (d)
      21       Subsidiaries of Registrant                                    13
      23       Consent of Experts                                            (e)

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy:

Exhibit 3         $40.00
Exhibit 10 A.       2.00
Exhibit 10 B.       3.00
Exhibit 10 C.       3.00

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

         (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.

         (e) Consent is contained in opinion of independent certified public accountants on page 10.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.


/s/ Horace Auberry
By: Horace Auberry, Chairman of the Board of Directors
(Principal Executive Officer)


/s/ David Lutz
By: David Lutz, President and Treasurer
(Principal Financial Officer)


/s/ Tammy Francis
By: Tammy Francis, Controller
 (Principal Accounting Officer)


Date:  September 25, 1997

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



Date:  September 25, 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the financial statement schedule filed under Part IV of
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference of the above report in the Prospectus constituting part of the Registration Statement 33-8246 of Wellco Enterprises, Inc. on Form S-8.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 12, 1997

                            WELLCO ENTERPRISES, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JUNE 28, 1997
               INDEX TO FINANCIAL STATEMENT SCHEDULE AND EXHIBITS


                                                                            Page
Financial Statement Schedule:                                             Number
Schedule II-Valuation and Qualifying Accounts                                12
Exhibits:
Exhibit 3-Articles of Incorporation and By-Laws                              (a)
Exhibit 10 A.-Bonus Arrangement                                              (b)
Exhibit 10 B.-1985 Stock Option Plan for Key Employees
of Wellco Enterprises, Inc.                                                  (c)
Exhibit 10 C.-1996 Stock Option Plan for Key Employees
of Wellco Enterprises, Inc.                                                  (d)
Exhibit 21-Subsidiaries of Registrant                                        13
Exhibit 23-Consent of Experts                                                (e)

(a) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 1995, and is incorporated herein by reference.

(b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.

(c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 22, 1985, and is incorporated herein by reference.

(d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.

(e) Consent is contained in opinion of Independent Certified Public Accountants on page 10.

                                                                     SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                               VALUATION ACCOUNTS
    FOR THE FISCAL YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995



                    BALANCE AT     ADDITIONS
                  BEGINNING OF    CHARGED TO                          BALANCE AT
DESCRIPTION               YEAR        INCOME        DEDUCTIONS       END OF YEAR
Allowance for
doubtful
accounts-
1997                       $37       $21 (A)                                 $58
1996                        37                                                37
1995                        43                            6 (B)               37

(A) Additions for allowance for doubtful accounts.

(B) Write off of uncollectible accounts.