Form 10-Q
period 1997-09-27
WELLCO ENTERPRISES INC
filed 1997-11-12
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 1997

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

Yes X No .

1,160,646 shares of $1 par value common stock were outstanding on November 11, 1997.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1997










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 1997 AND JUNE 28, 1997
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                    SEPTEMBER 27,       JUNE 28,
                                                             1997           1997
                                                    -------------       --------

CURRENT ASSETS:
     Cash ........................................      $    224       $    181
     Receivables .................................         2,333          4,926
     Inventories-
         Finished goods ..........................         2,870          2,551
         Work in process .........................         2,715          2,647
         Raw materials ...........................         2,599          2,479
                                                        --------       --------
         Total ...................................         8,184          7,677
     Deferred taxes and prepaid expenses .........           549            347
                                                        --------       --------
     Total .......................................        11,290         13,131
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,488 and $1,483) ..........................            31             36

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................           775            774
     Machinery and equipment .....................         3,340          2,797
     Furniture and automobiles ...................           648            610
     Leasehold Improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         4,933          4,351
     Less accumulated depreciation and
        amortization .............................        (3,124)        (3,038)
                                                        --------       --------
     Net .........................................         1,809          1,313
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           511            511
                                                        --------       --------
     Total .......................................           739            739

DEFERRED TAXES ...................................           433            433
                                                        --------       --------

TOTAL ............................................      $ 14,302       $ 15,652
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 1997 AND JUNE 28, 1997
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                     SEPTEMBER 27,      JUNE 28,
                                                             1997           1997
                                                     -------------      --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $    300      $  1,687
     Accounts payable ..............................        2,487         2,064
     Accrued compensation ..........................        1,077         1,062
     Accrued pension ...............................          133           133
     Accrued income taxes ..........................          252           357
     Other liabilities .............................          270           375
     Current maturity of note payable ..............          260           107
                                                         --------      --------

         Total .....................................        4,779         5,785
                                                         --------      --------

LONG-TERM LIABILITIES:
     Pension obligation ............................        1,742         1,759
     Note payable ..................................          878         1,030

CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $1.00 par value .................        1,161         1,151
     Additional paid-in capital ....................          167           119
     Retained earnings .............................        6,197         6,430
     Pension liability adjustment ..................         (622)         (622)
                                                         --------      --------
         Total .....................................        6,903         7,078
                                                         --------      --------

TOTAL ..............................................     $ 14,302      $ 15,652
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
              (in thousands except per share and number of shares)

                                                           (unaudited)
                                                  SEPTEMBER 27,    SEPTEMBER 28,
                                                           1997             1996
                                                  -------------    -------------

REVENUES (Note 4) ............................     $     5,676      $     4,990
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............           5,435            4,086
     General and administrative expenses .....             538              522
                                                   -----------      -----------
     Total ...................................           5,973            4,608
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................            (297)             382
                                                   -----------      -----------

INTEREST EXPENSE .............................             (26)              (1)

DIVIDEND AND INTEREST INCOME .................               4               17
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............            (319)             398

PROVISION (BENEFIT)  FOR INCOME TAXES ........             (86)             100
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $      (233)     $       298
                                                   ===========      ===========

PER SHARE OF COMMON STOCK (based on
     weighted average number of
     shares outstanding) (Note 1) ............     $     (0.20)     $      0.27
                                                   ===========      ===========
     Weighted average number of shares
     outstanding .............................       1,156,855        1,123,146
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                 (in thousands)

                                                           (unaudited)
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                             1997           1996
                                                    -------------  -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...........................       $  (233)       $   298
                                                         -------        -------
     Adjustments to reconcile net income
     to net cash provided (used)
         Depreciation and amortization ...........            91             78
         (Increase) decrease in-
             Accounts receivable .................         2,593            605
             Inventories .........................          (507)          (322)
             Other current assets ................          (202)           (40)
         Increase (decrease)in-
             Accounts payable ....................           423            262
             Accrued liabilities .................            15            (82)
             Accrued income taxes ................          (105)           103
             Pension obligation ..................           (17)           (19)
             Other ...............................          (105)          --
                                                         -------        -------
     Total adjustments ...........................         2,186            585
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ........................         1,953            883
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment ......................          (581)           (60)
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES .......................          (581)           (60)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank loans .....................        (1,387)          --
     Exercise of stock options ...................            58           --
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ........................        (1,329)          --
                                                         -------        -------

NET INCREASE IN CASH .............................            43            823

CASH AT BEGINNING OF PERIOD ......................           181            673
                                                         -------        -------

CASH AT END OF PERIOD ............................       $   224        $ 1,496
                                                         =======        =======



                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                 (in thousands)

                                                           (unaudited)
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                             1997           1996
                                                    -------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ..................................          $  4          $  1
         Income taxes ..............................           105             1
                                                              ====          ====



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 27, 1997
                     (in thousands except number of shares)
                                   (unaudited)


                                  Common Stock          Additional
                                ----------------
                                            Par            Paid-In      Retained
                                Shares     Value           Capital      Earnings
                                ------------------------------------------------

BALANCE AT JUNE 28, 1997         1,151   $ 1,151             $ 119      $ 6,430

Net loss for the
     fiscal three months
     ended September 27, 1997                                              (233)
Exercise of stock options           10        10                48
                                ------------------------------------------------

BALANCE AT SEPTEMBER 27, 1997    1,161   $ 1,161             $ 167      $ 6,197
                                ------------------------------------------------


                                       Pension
                                     Liability
                                    Adjustment
                                 ----------------

BALANCE AT JUNE 28, 1997                $ (622)
Change for the fiscal three
     months ended
     September 27, 1997                      -

BALANCE AT SEPTEMBER 27, 1997            $ (622)
                                 ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 27, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Recent Statement of the Financial Accounting Standards Board

               In February 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement changes the computation, presentation and disclosure of earnings per share. Under SFAS 128, the Company will compute and disclose both basic and diluted earnings per share. The Company's outstanding stock options will affect the computation of diluted earnings per share, and this effect is not expected to be significant. This Statement is effective for the Company's fiscal quarter ending December 27, 1997.

2.    LINES OF CREDIT:

      The Company maintains a $1,500,000 unsecured bank line of credit. The unsecured line, which expires December 31, 1997, can be renewed annually at the bank's discretion. At September 27, 1997, borrowings on the unsecured line was $300,000.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements and the Company was in compliance with these requirements at September 27, 1997.

      During fiscal year 1997, the Company entered into a second bank line of credit for $3,000,000 which was used to provide cash for a significant increase in inventory. The bank's commitment for the $3,000,000 line of credit expired on September 24, 1997.

      The Company began construction of a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at a cost of between $350,000 and $400,000. A bank has provided a $400,000 three-year term loan commitment to finance the construction if needed. As of September 27, 1997, there have been no borrowings under this loan.

3.    STOCK OPTIONS:

      Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was effective as of the beginning of the 1997 fiscal year. SFAS 123 provides for a choice of using a fair value method to record compensation expense related to stock-based compensation, or to continue using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25). The Company chose to continue using APB 25 under which compensation expense is generally recognized if there is a difference between the award price for stock options and the stock's market price at the date of award.

      At September 27, 1997, the Company has stock options outstanding for 15,000 shares from the 1996 Stock Option Plan. Also, on July 2, 1997, the Board of Directors approved the 1997 Stock Option Plan providing for the granting of options for the purchase of up to 115,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors has granted to certain key employees and non-employee directors options for the purchase of 105,000 shares at the market price on the date granted ($12.00 per share). No compensation expense has been recorded since the option price and the market price were the same on the measurement date. The 1997 Stock Option Plan is subject to, and the grants thereunder are contingent upon, shareholder approval at the November 18, 1997 Annual

      Meeting of Wellco shareholders.

4.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three-month period ended September 27, 1997 include $58,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

5.    CONTINGENCY

      In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern
      District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The subpoena was subsequently modified to provide that the initial production of documents would start with documents dated January 1, 1993. In October, 1997, Wellco completed this initial document production by submitting more than 200,000 documents. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U. S. government. The Company believes that this investigation includes all U. S. manufacturers of combat boots for the U. S. government. The Company is cooperating in this investigation, does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing The Three Months Ended September 27, 1997  and September 28, 1996
---------------------------------------------------------------------------

For the three months ended September 27, 1997, Wellco had an operating loss of $297,000 compared to an operating profit of $382,000 in the prior year three month period ended September 28, 1996. The current period loss was caused by costs incurred in the initial production of the new Infantry Combat Boot.

On June 25, 1997 the U.S. Defense Personnel Support Center (DPSC) awarded Wellco a contract to supply a new boot, called the Infantry Combat Boot (ICB), which will be used by the Marine Corps. A total of two contracts were awarded and Wellco's contract is for 60% of total pairs to be bought in the first year. Wellco had not previously manufactured a boot exactly like the ICB. The contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 days, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to all Marine recruit induction centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

During this 90 day period, Wellco rearranged its production lines, purchased and installed significant new manufacturing equipment, hired and trained new employees, tested new materials, and developed many new manufacturing procedures and methods. If time had permitted, this should have been done with small trial production runs. With only 90 days, Wellco had to simultaneously do all of this and reach full production without the benefit and efficiencies of trial production runs.

Approximately $700,000 of excess manufacturing costs were charged against operating income in the three months ended September 27, 1997 related to ICB start-up. In addition to labor inefficiencies in training new employees, significant overtime premiums were paid. Bonuses were paid to direct labor personnel for meeting production quotas. Instead of using ocean freight, expensive air freight costs were incurred to send materials to the Company's plant in Puerto Rico and then to send completed boot uppers to the North Carolina plant for bottoming and finishing. Because the 90 day period did not give enough time to develop manufacturing procedures and methods using small trial production runs, significant material losses were incurred. Full production quantities of materials were purchased and a significant amount was scrapped when either the material did not perform as expected and had to be replaced with another material, or when manufacturing procedures and methods had to be modified.

The start-up of ICB production proved to be more expensive than initially anticipated. Management's judgement is that, if Wellco had included in its bid prices an adequate amount of start-up costs, those prices would have been so much higher than the prices of other bidders that Wellco would not have received the contract award.

The persistence of Wellco's employees did result in a successful, although costly, start-up. The first customer delivery orders were received in early October, 1997, and Wellco has timely-shipped all orders to date.

Besides the significant losses incurred in the start-up of ICB production, the comparative operating results were affected by the following:

      1. Revenues increased $686,000. While total pairs of boots sold to the U. S. government were approximately the same in the comparative periods, the September 27, 1997 period includes sales of the Intermediate Cold/Wet boot that are not in the prior year period. The contract for this boot was awarded to Wellco in February, 1997, and has a higher per pair price than combat boots which made up all of the sales to the U.S. government in the prior period.

      2. Revenues from technical assistance fees and equipment rentals from licensees were greater in the current period. In addition to increased licensee shipments on which these fees are based, the current period also reflects an additional fee, which is being earned through April, 1998, related to supplying certain of these customers with additional services.

      3. General and administrative expenses increased $16,000, which includes $18,000 of costs related to Wellco's response to a subpoena (see Note 5 to the Consolidated Financial Statements).
               Bonus expense, the majority of which is based on profits, decreased significantly in the quarter ended September 27, 1997.

A tax benefit was recognized at September 27, 1997 for the loss incurred. This benefit will be realized by either offsetting taxes on taxable income earned in the remainder of the 1998 fiscal year or the refund of taxes paid in prior years.

Forward Looking Information:

On April 15, 1997, Wellco and three other contractors were awarded combat boot contracts from DPSC for the one year period starting April 15, with options for each of the ensuing four years. Wellco's award is for 25% of total combat boot purchases in this first year, with the other three contractors receiving 35%, 20% and 20% of total purchases. DPSC had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award.

This resulted in Wellco having a significant inventory of combat boots at the date of contract award, and in Wellco being the only contractor which was in position to start shipping immediately upon contract award. During the fourth quarter of the 1997 year and continuing into part of the quarter ended September 27, 1997, Wellco was allowed to accelerate its first year shipments. Starting in October, 1997, DPSC significantly reduced the pairs ordered from Wellco under this contract in order to allow the other three contractors, who did not start shipping until months after Wellco started shipping , to "catch up". DPSC estimates that Wellco's reduced combat boot orders will last through February, 1998, after which pairs ordered will significantly increase until the end of the first contract year, April 15, 1998.

This temporary reduction in pairs of combat boots ordered from Wellco will have a negative effect on operating results through the third quarter of fiscal year 1998 ended March 28, 1998. Somewhat offsetting this, will be shipments under contracts for the Intermediate Cold/Wet boot and the Infantry Combat Boot, both of which are new boot items for Wellco. Only one shipment of the Intermediate Cold/Wet boot occurred in the 1997 fiscal year, and shipments of the infantry combat boot did not start until the current fiscal year.

Ro-Search, Inc., Wellco's machinery and licensing subsidiary, is working on its largest-ever footwear mold order ($900,000), and is completing work on machinery for a new customer. Both of these will be completed and shipped in the 1998 fiscal year. Ro-Search is also working on the second phase of a U. S. government research and development contract the purpose of which is to develop a combat boot that is more impact resistant and flexible. Work on this second phase will be completed in the 1998 fiscal year.

See Note 5 to the Consolidated Financial Statements for information about a subpoena served on the Company in April, 1997.

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

The following table summarizes at the end of the most recent fiscal three months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                        (in thousands)
                                             September 27, 1997    June 28, 1997
                                             ------------------    -------------

Cash .........................................           $  224           $  181
Unused Line of Credit ........................            1,200            2,813
                                                         ------           ------
Total ........................................           $1,424           $2,994
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the three months ended September 27, 1997:

                                                                  (in thousands)
                                                                   September 27,
                                                                            1997
                                                                   -------------

Net Loss Plus Depreciation ......................................       ($  142)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................         2,419
Other ...........................................................          (324)
Net Cash Provided By Operations .................................         1,953
Cash Used to Repay Lines of Credit ..............................        (1,387)
Cash Used to Purchase Equipment .................................          (581)
Cash Provided By Exercise of Stock Options ......................            58
Net Increase  in Cash ...........................................       $    43

As stated in the Results of Operations section, Wellco accelerated shipments of combat boots in the fourth quarter of the 1997 fiscal year, which resulted in a significant increase in accounts receivable at June 28, 1997. Cash for this increase in accounts receivable was provided by the bank line of credit. Cash from a $2,593,000 reduction in accounts receivable in the September 27, 1997 quarter was used to repay $1,387,000 of the bank line of credit and for the $581,000 purchase of equipment. Equipment purchases for production of the infantry combat boot caused total equipment purchases in the quarter ended September 27, 1997 to be greater than normal.

In addition to a $1,500,000 unsecured line of credit which has been available for many years, Wellco's bank provided a second $3,000,000 secured line of credit which was used to finance the build up in combat boot inventories during the period of delay in awarding the April 15, 1997 contract and the subsequent increase in accounts receivable as Wellco accelerated its shipments after contract award. The bank's commitment to provide this line expired on September 24, 1997. The bank's commitment to supply the $1,500,000 unsecured line is subject to renewal on December 31, 1997.

The Company recently began construction of a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at a cost of between $350,000 and $400,000. Wellco's bank has provided a $400,000 three-year term loan commitment if needed to finance this addition. As of September 27, 1997, there have been no borrowings under this commitment.

Other than the warehouse addition mentioned above, the Company has no other material commitments for capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments, other financial instruments, or derivative commodity instruments that requires disclosures.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.
               See Note 5 to the Consolidated Financial Statements in Part I of this Form 10-Q.

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

November 11, 1997