Form 10-Q
period 1997-12-27
WELLCO ENTERPRISES INC
filed 1998-02-10
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 27, 1997

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

Yes X No .

1,163,246 shares of $1 par value common stock were outstanding on February 10, 1998.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 27, 1997










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 1997 AND JUNE 28, 1997
                                 (in thousands)

                                     ASSETS

                                                    (unaudited)
                                                    DECEMBER 27,        JUNE 28,
                                                            1997            1997
                                                    ------------        --------

CURRENT ASSETS:
     Cash ........................................      $     13       $    181
     Receivables .................................         3,043          4,926
     Inventories-
         Finished goods ..........................         2,541          2,551
         Work in process .........................         2,420          2,647
         Raw materials ...........................         3,314          2,479
                                                        --------       --------
         Total ...................................         8,275          7,677
     Deferred taxes and prepaid expenses .........           476            347
                                                        --------       --------
     Total .......................................        11,807         13,131
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,493 and $1,483) ..........................            26             36

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................           876            774
     Machinery and equipment .....................         3,592          2,797
     Furniture and automobiles ...................           661            610
     Leasehold Improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         5,299          4,351
     Less accumulated depreciation and
        amortization .............................        (3,186)        (3,038)
                                                        --------       --------
     Net .........................................         2,113          1,313
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           511            511
                                                        --------       --------
     Total .......................................           739            739

DEFERRED TAXES ...................................           364            433
                                                        --------       --------

TOTAL ............................................      $ 15,049       $ 15,652
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 1997 AND JUNE 28, 1997
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                      DECEMBER 27,      JUNE 28,
                                                              1997          1997
                                                      ------------      --------
CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  1,450      $  1,687
     Accounts payable ..............................        2,454         2,064
     Accrued compensation ..........................          849         1,062
     Accrued pension ...............................          140           133
     Accrued income taxes ..........................           57           357
     Cash dividend declared ........................          116
     Other liabilities .............................          300           375
     Current maturity of note payable ..............          260           107
                                                         --------      --------

         Total .....................................        5,626         5,785
                                                         --------      --------

LONG-TERM LIABILITIES:
     Pension obligation ............................        1,719         1,759
     Note payable ..................................          878         1,030

CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .................        1,163         1,151
     Additional paid-in capital ....................          189           119
     Retained earnings .............................        6,096         6,430
     Pension liability adjustment ..................         (622)         (622)
                                                         --------      --------
         Total .....................................        6,826         7,078
                                                         --------      --------

TOTAL ..............................................     $ 15,049      $ 15,652
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 27, 1997 AND DECEMBER 28, 1996
              (in thousands except per share and number of shares)

                                                         (unaudited)
                                                   DECEMBER 27,     DECEMBER 28,
                                                           1997             1996
                                                   ------------     ------------

REVENUES (Note 4) ............................     $    13,602      $     9,728
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............          12,752            7,954
     General and administrative expenses .....           1,050            1,098
                                                   -----------      -----------
     Total ...................................          13,802            9,052
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................            (200)             676
                                                   -----------      -----------

INTEREST EXPENSE .............................             (94)             (49)

INTEREST INCOME ..............................               7               29
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............            (287)             656

PROVISION (BENEFIT)  FOR INCOME TAXES ........             (69)             150
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $      (218)     $       506
                                                   ===========      ===========

BASIC EARNINGS PER SHARE
     based on weighted average number of
     shares outstanding) (Note 1) ............     $     (0.19)     $      0.45
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,158,929        1,123,146
                                                   ===========      ===========

DILUTED  EARNINGS  PER  SHARE  based  on
     weighted average  number  of  shares
     outstanding and dilutive stock
      options) (Note 1) ......................     $     (0.19)     $      0.44
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,158,929        1,147,815
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 27, 1997 AND DECEMBER 28, 1996
              (in thousands except per share and number of shares)

                                                       (unaudited)
                                                   DECEMBER 27,     DECEMBER 28,
                                                           1997             1996
                                                   ------------     ------------

REVENUES (Note 4) ............................     $     7,926      $     4,738
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............           7,317            3,917
     General and administrative expenses .....             512              527
                                                   -----------      -----------

     Total ...................................           7,829            4,444
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................              97              294
                                                   -----------      -----------

INTEREST EXPENSE .............................             (68)             (48)

INTEREST INCOME ..............................               3               12
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............              32              258

PROVISION (BENEFIT) FOR INCOME TAXES .........              17               50
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $        15      $       208
                                                   ===========      ===========

BASIC EARNINGS PER SHARE
     based on weighted average number of
     shares outstanding) (Note 1) ............     $      0.01      $      0.19
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,160,910        1,123,146
                                                   ===========      ===========

DILUTED  EARNINGS  PER  SHARE  based  on
     weighted average  number of shares
     outstanding and dilutive stock
      options) (Note 1) ......................     $      0.01      $      0.18
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,189,843        1,152,315
                                                   ===========      ===========


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                 (in thousands)

                                                             (unaudited)
                                                     DECEMBER 27,   DECEMBER 28,
                                                             1997           1996
                                                     ------------   ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...........................       $  (218)       $   506
                                                         -------        -------
     Adjustments to reconcile net income
     to net cash provided (used)
         Depreciation and amortization ...........           182            155
         (Increase) decrease in-
             Accounts receivable .................         1,883          1,317
             Inventories .........................          (598)        (1,202)
             Other current assets ................           (60)            43
         Increase (decrease)in-
             Accounts payable ....................           390            (43)
             Accrued liabilities .................          (213)          (256)
             Accrued income taxes ................          (300)           (38)
             Pension obligation ..................           (33)           (35)
             Other ...............................           (74)          --
                                                         -------        -------
     Total adjustments ...........................         1,177            (59)
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ........................           959            447
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of  plant and equipment ...........          (972)          (154)
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES .......................          (972)          (154)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank loans, net ................          (237)          --
     Exercise of stock options ...................            82           --
                                                         -------        -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ........................          (155)          --



NET INCREASE (DECREASE) IN CASH ..................          (168)           293

CASH AT BEGINNING OF PERIOD ......................           181            673
                                                         -------        -------

CASH AT END OF PERIOD ............................       $    13        $   966
                                                         =======        =======



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                 (in thousands)

                                                             (unaudited)
                                                       DECEMBER 27, DECEMBER 28,
                                                               1997         1996
                                                       ------------ ------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest ........................................       $ 73       $ 16
         Income taxes ....................................        131        187
     Noncash dividend accrual ............................        116        112
     Noncash adjustment of stock repurchase note .........        798
                                                                 ====       ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 27, 1997
                     (in thousands except number of shares)
                                   (unaudited)


                                     Common Stock       Additional
                                                 Par       Paid-In      Retained
                                   Shares       Value      Capital      Earnings
                                      ------------------------------------------

BALANCE AT JUNE 28, 1997           1,150,646  $ 1,151        $ 119       $ 6,430

Net loss for the
     fiscal six months
     ended December 27, 1997                                               (218)
Exercise of stock options             12,000       12           70
Cash dividend declared
     ($.10 per share)                                                      (116)
                                  ----------------------------------------------

BALANCE AT DECEMBER 27, 1997       1,162,646  $ 1,163        $ 189       $ 6,096
                                  ==============================================
                                     Pension
                                   Liability
                                  Adjustment
                                ----------------

BALANCE AT JUNE 28, 1997            $ (622)
Change for the fiscal six
     months ended
     December 27, 1997                  -

BALANCE AT DECEMBER 27, 1997        $ (622)
                                ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 27, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Earnings Per Share Data

               In February 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective for financial statements issued for periods ending after December 15, 1997. This Statement requires companies to present basic earnings per share and diluted earnings per share.

               Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options. As required by SFAS No. 128, all earnings per share data has been restated for all periods presented.

               The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               For the Six Months Ended 12-27-97
                                                Income      Shares     Per-Share
                                              (Numerator)(Denominator)    Amount
               Basic EPS
               Loss available to shareholders $ (218,000) 1,158,929     $ (0.19)

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                 -          -
               Note: Zero shares included due
                       to loss in the fiscal
                       six months
                       ended December 27, 1997

               Diluted EPS
                   Loss available to
                       shareholders           $ (218,000) 1,158,929     $ (0.19)


                                              For the Six Months Ended 12-28-96
                                                Income     Shares      Per-Share
                                              (Numerator)(Denominator)    Amount
               Basic EPS
                  Income available to
                       shareholders            $ 506,000  1,123,146      $ 0.45

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                          24,669

               Diluted EPS
                    Income available to
                       shareholders            $ 506,000  1,147,815      $ 0.44

                                             For the Three Months Ended 12-27-97
                                                Income     Shares      Per-Share
                                              (Numerator)(Denominator)    Amount

               Basic EPS
                  Income available to
                       shareholders             $ 15,000  1,160,910       $ 0.01

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                          28,933

               Diluted EPS
                    Income available to
                       shareholders             $ 15,000  1,189,843       $ 0.01


                                             For the Three Months Ended 12-28-96
                                                Income     Shares      Per-Share
                                              (Numerator)(Denominator)    Amount

               Basic EPS
                  Income available to
                     shareholders              $ 208,000  1,123,146       $ 0.19

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                          29,169

               Diluted EPS
                    Income available to
                       shareholders            $ 208,000  1,152,315       $ 0.18


2.    LINES OF CREDIT:

      During the second quarter of the 1998 fiscal year, the Company renewed and increased its bank line of credit from $1,500,000 to $2,000,000. The increased line, which expires December 31, 1998, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment ($1,430,000) and all non-governmental accounts receivable and inventory ($ 2,012,000). At December 27, 1997, borrowings on the bank line of credit were $1,450,000.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements and the Company was not in compliance with the current ratio loan covenant at December 27, 1997. The Company has received from the bank a waiver regarding this loan covenant violation.

      In September 1997, the Company began construction of a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at an estimated cost of between $350,000 and $400,000. A bank has provided a $400,000 three-year term loan commitment to finance the construction if needed.
      As of December 27, 1997, there were no borrowings under this loan.

3.    YEAR 2000 DATE CONVERSION:

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company primarily uses packaged software and our suppliers assure the Company their upgraded software will be compatible with the Year 2000 date and the costs will not be material. The total cost of compliance and its effect on the Company's future results of operations is not expected to be significant.


4.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the six-month period ended December 27, 1997 include $47,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing The Six  Months Ended December 27, 1997  and December 28, 1996
------------------------------------------------------------------------

For the six months ended December 27, 1997, Wellco had an operating loss of $200,000 compared to an operating profit of $676,000 in the prior year six month period ended December 28, 1996. The current period loss was primarily caused by start-up costs incurred in the initial production of the new Infantry Combat Boot (ICB), lower margins on this boot and another new boot and by a significant reduction in the pairs of Direct Molded Sole (DMS) combat boots sold to the U.
S. government.

On June 25, 1997 the U.S. Defense Personnel Support Center (DPSC) awarded Wellco a contract to supply the new ICB boot which will be used by the Marine Corps. A total of two contracts were awarded and Wellco's contract is for 60% of total pairs to be bought in the first year. The contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 period, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to all Marine recruit induction centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

The ICB boot has several technologies and manufacturing methods which are significantly different than those in the DMS boot. During this 90 day period, Wellco rearranged its production lines, purchased and installed significant new manufacturing equipment, hired and trained new employees, tested new materials, and developed many new manufacturing procedures and methods. If time had permitted, this should have been done with small trial production runs. With only 90 days, Wellco had to simultaneously do all of this and reach full production without the benefit and efficiencies of trial production runs.

ICB boot start-up costs, estimated to be approximately $700,000, were charged against operating income in the six months ended December 27, 1997. In addition to labor inefficiencies in training new employees, significant overtime premiums were paid. Bonuses were paid to direct labor personnel for meeting production quotas. Instead of using ocean freight, expensive air freight costs were incurred to send materials to the Company's plant in Puerto Rico and then to send completed boot uppers to the North Carolina plant for bottoming and finishing. Because the 90 day period did not give enough time to develop manufacturing procedures and methods using small trial production runs, significant material losses were incurred. Full production quantities of materials were purchased and a significant amount was scrapped when either the material did not perform as expected and had to be replaced, or when manufacturing procedures and methods had to be modified.

The start-up of ICB production proved to be more expensive than initially anticipated. Management's judgement is that, if Wellco had included an adequate amount of start-up costs in its bid prices, those prices would have been so much higher than the prices of other bidders that Wellco would not have received the contract award.

The persistence of Wellco's employees did result in a successful, although costly, start-up. The first customer delivery orders were received in early October, 1997, and Wellco has timely-shipped all orders to date.

In addition to the contract for the new ICB boot, Wellco, in fiscal year 1997, was awarded a U. S. government contract to supply the Intermediate Cold/Wet boot
(ICW). This boot was first purchased for use by U. S. armed forces in the early 1990's and is also a new boot for the Company. As is often the case when entering the manufacture of new products, margins on both the ICB and ICW boots are less than those on the DMS boots.

On April 15, 1997, Wellco and three other contractors were awarded DMS combat boot contracts from DPSC for the one year period starting April 15, with options for each of the ensuing four years. Wellco's award is for 25% of total combat boot purchases in this first year, with the other three contractors receiving 35%, 20% and 20% of total purchases. DPSC had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award.

This resulted in Wellco having a significant inventory of combat boots at the date of contract award, and in Wellco being the only contractor which was in position to start shipping immediately upon contract award. During the fourth quarter of the 1997 fiscal year and continuing into part of the quarter ended September 27, 1997, Wellco was allowed to accelerate its first year shipments. Starting in late October, 1997, DPSC significantly reduced the pairs ordered from Wellco under this contract in order to allow the other three contractors, who did not start shipping until months after Wellco started shipping , to "catch up".

Compared to the six month period of last year, pairs of DMS combat boots sold in the six months ended December 27, 1997 decreased by 37%. This was offset by sales of the ICB and ICW boot, resulting in a net increase in total revenues of $3,874,000. The start-up costs incurred on the ICB boot, the lower margin on ICB and ICW boots and the reduction in pairs of DMS boots shipped were the primary reasons for the operating loss in the six months ended December 27, 1997.

A tax benefit was recognized at December 27, 1997 for the loss incurred. This benefit will be realized by either offsetting taxes on taxable income earned in the remainder of the 1998 fiscal year or the refund of taxes paid in prior years.

Forward Looking Information:

ICB boot start-up costs were significantly reduced in the quarter ended December 27, 1997. Wellco is continuing to improve its manufacturing methods which should further lower this boot's cost. After the most efficient manufacturing methods are established , an evaluation will be made of this boot's cost compared to the fixed contract price.

Since December 27, 1997, DMS combat boot shipments have remained at the low level. DPSC had previously estimated that a normal level of orders to Wellco for the DMS boot would resume in mid-February, 1998, which was the expected time the other three contractors "caught up". Based on information presently available, the time required for this "catch up" will probably extend for several weeks beyond this date.

This temporary reduction in pairs of combat boots ordered from Wellco will have a negative effect on operating results through the third quarter of fiscal year 1998 ending March 28, 1998. The first year of this five year DMS boot contract will end on April 15, 1998, which is the date scheduled for DPSC to exercise its first option. Therefore, the latest date expected for the return to a more normal level of DMS boot shipments is the latter half of April, 1998. The allocation pairs among the four contractors under this option, with one contractor receiving 35% of total pairs purchased by DPSC in the year, one 25% and 20% to the two remaining contractors, will be based on an evaluation of each contractors' performance in the first year and their option price.

See Note 3 to the Consolidated Financial Statements for information about the Company's Year 2000 conversion. Likewise, see Note 5 to the Consolidated Financial Statements for information about a subpoena served on the Company in April, 1997.

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

Comparing The Three  Months Ended December 27, 1997  and December 28, 1996
--------------------------------------------------------------------------

For the fiscal quarter ended December 27, 1997, Wellco had an operating profit of $97,000 compared to an operating profit of $294,000 in the prior year three month period ended December 28, 1996.

ICB boot start-up costs, estimated to be approximately $100,000, were charged against operating income in the December 27, 1997 quarter. The Company continued to incur, especially in the early part of this period, excess costs related to labor inefficiencies, overtime, excess freight and material losses.

The December 27, 1997 quarter reflects the same boot sales trend as the six month period discussed above. The reduction in pairs of DMS boots DPSC ordered from Wellco first occurred in late October and continued through December 27, 1997. Pairs of DMS combat boots sold decreased 44%, while sales of the ICB and ICW boots resulted in total pairs of boots sold increasing by 42%. Lower margins on the ICB and ICW boots, compared to those on the DMS boot, had a significant negative affect on operating results for the December 27, 1997 quarter.


                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal six months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:

                                                           (in thousands)
                                             December  27, 1997    June 28, 1997
                                             ------------------    -------------

Cash .........................................           $   13           $  181
Unused Lines of Credit .......................              550            2,813
                                                         ------           ------
Total ........................................           $  563           $2,994
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the six months ended December 27, 1997:

                                                                  (in thousands)
                                                                    December 27,
                                                                            1997
                                                                    ------------

Net Loss Plus Depreciation ......................................        ($  36)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................         1,162
Other ...........................................................          (167)






                                                                    December 27,
                                                                            1997
                                                                    ------------

Net Cash Provided By Operations ................................            959
Cash Used to Repay Lines of Credit .............................           (237)
Cash Used to Purchase Plant and Equipment ......................           (972)
Cash Provided By Exercise of Stock Options .....................             82
Net Decrease  in Cash ..........................................          ($168)

As stated in the Results of Operations section, Wellco accelerated shipments of combat boots in the fourth quarter of the 1997 fiscal year, which resulted in a significant increase in accounts receivable at June 28, 1997. Cash for this increase in accounts receivable was provided by the bank line of credit. Cash from a $1,883,000 reduction in accounts receivable in the December 27, 1997 six month period was used to repay $237,000 of the bank lines of credit, to purchase $972,000 of plant and equipment and to pay various liabilities. Equipment purchases for production of the ICB boot and the construction of a new warehouse caused the amount of cash used for the purchase of plant and equipment in the quarter ended December 27, 1997 to be greater than normal.

In addition to a $1,500,000 unsecured line of credit which has been available for many years, Wellco's bank provided a second $3,000,000 secured line of credit which was used to finance the build up in combat boot inventories during the period of delay in awarding the April 15, 1997 DMS boot contract and the subsequent increase in accounts receivable as Wellco accelerated its shipments after contract award. The bank's commitment to provide this second line expired on September 24, 1997. The bank renewed until December 31, 1998 the original line of credit commitment and increased it to $2,000,000. Wellco and its bank will be meeting later in February to discuss an increase in this commitment which would be used, if needed, to supply monies until shipments of the DMS combat boot return to normal levels.

The Company recently began construction of a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at a cost of between $350,000 and $400,000 of which approximately $102,000 was incurred through December 27, 1997. Wellco's bank has provided a $400,000 three-year term loan which is being used to finance this addition.

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

PART II.     OTHER INFORMATION


Item 1.        Legal Proceedings.
               See Note 5 to the Consolidated Financial Statements in Part I of this Form 10-Q.

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders:
               The 1997 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 18, 1997. Three items were voted on and the results of that voting is shown below.

               1.      Directors were elected as follows:

Nominee for Director       Shares Voted For                 Shares Withheld From
Horace Auberry             1,042,473                          318
Rolf Kaufman               1,041,273                        1,518
Claude S. Abernethy, Jr.   1,042,473                          318


               2. The 1997 Stock Option Plan for Key Employees was approved and the voting was as follows:

Shares Voted For                Shares Voted Against            Shares Abstained
864,354                         37,610                          29,837


               3. The 1997 Stock Option Plan for Non-employee Directors was approved and the voting was as follows:

Shares Voted For                Shares Voted Against            Shares Abstained
887,487                         18,592                          31,314


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






Wellco Enterprises, Inc., Registrant





\s\                                          \s\
David Lutz, President and Treasurer          Tammy Francis, Controller

February  11, 1997