Form 10-Q
period 1998-03-28
WELLCO ENTERPRISES INC
filed 1998-05-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 28, 1998

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


Registrant's telephone number, including area code 828-456-3545



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No .

1,163,246  shares of $1 par value common stock were outstanding on May 12, 1998.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 28, 1998










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 28, 1998 AND JUNE 28, 1997
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                         MARCH 28,      JUNE 28,
                                                             1998           1997
                                                        ---------       --------
CURRENT ASSETS:
     Cash ........................................      $      7       $    181
     Receivables (Note 6) ........................         3,664          4,926
     Inventories-
          Finished goods .........................         3,953          2,551
          Work in process ........................         2,249          2,647
          Raw materials ..........................         3,431          2,479
                                                        --------       --------
          Total ..................................         9,633          7,677
     Deferred taxes and prepaid expenses .........           290            347
                                                        --------       --------
     Total .......................................        13,594         13,131
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,498 and $1,483) ..........................            21             36

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................         1,076            774
     Machinery and equipment .....................         3,588          2,797
     Furniture and automobiles ...................           697            610
     Leasehold improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         5,531          4,351
     Less accumulated depreciation and
        amortization .............................        (3,208)        (3,038)
                                                        --------       --------
     Net .........................................         2,323          1,313
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           511            511
                                                        --------       --------
     Total .......................................           739            739

DEFERRED TAXES ...................................           433            433
                                                        --------       --------

TOTAL ............................................      $ 17,110       $ 15,652
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 28, 1998 AND JUNE 28, 1997
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                         MARCH 28,      JUNE 28,
                                                              1998          1997
                                                         ---------      --------
CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  2,500      $  1,687
     Accounts payable ..............................        2,608         2,064
     Accrued compensation ..........................          962         1,062
     Accrued pension ...............................           75           133
     Accrued income taxes ..........................          115           357
     Other liabilities .............................          326           375
     Current maturity of note payable ..............          146           107
                                                         --------      --------
             Total .................................        6,732         5,785
                                                         --------      --------


LONG-TERM LIABILITIES:
     Pension obligation ............................        1,759         1,759
     Notes payable (Note 3) ........................          867         1,030

CONTINGENCIES (Note 7 )

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $1.00 par value .................        1,163         1,151
     Additional paid-in capital ....................          192           119
     Retained earnings .............................        7,019         6,430
     Pension liability adjustment ..................         (622)         (622)
                                                         --------      --------
             Total .................................        7,752         7,078
                                                         --------      --------

TOTAL ..............................................     $ 17,110      $ 15,652
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 28, 1998 AND MARCH 29, 1997
              (in thousands except per share and number of shares)

                                                         (unaudited)
                                                      MARCH 28,        MARCH 29,
                                                           1998             1997
                                                      ---------        ---------

REVENUES (Note 5) ............................     $    18,764      $    12,229
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............          17,798           10,011
     General and administrative expenses .....           1,508            1,588
                                                   -----------      -----------

     Total ...................................          19,306           11,599
                                                   -----------      -----------

CONTRACT CLAIM (Note 6) ......................             980             --
                                                   -----------      -----------

OPERATING INCOME .............................             438              630

NET INTEREST EXPENSE (Note 3) ................            (133)             (75)
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES ...................             305              555

PROVISION FOR INCOME TAXES ...................              89              140
                                                   -----------      -----------

NET INCOME ...................................     $       216      $       415
                                                   ===========      ===========

BASIC EARNINGS PER SHARE
     based on weighted average number of
     shares outstanding) (Note 1) ............     $      0.19      $      0.37
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,160,374        1,123,961
                                                   ===========      ===========

DILUTED  EARNINGS  PER  SHARE  based  on
     weighted average  number  of  shares
     outstanding and dilutive stock
      options) (Note 1) ......................     $      0.18      $      0.36
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,190,311        1,151,235
                                                   ===========      ===========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 28, 1998 AND MARCH 29, 1997
              (in thousands except per share and number of shares)

                                                           (unaudited)
                                                      MARCH 28,        MARCH 29,
                                                           1998             1997
                                                      ---------        ---------

REVENUES (Note 5) ............................     $     5,162      $     2,501
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............           5,046            2,008
     General and administrative expenses .....             458              538
                                                   -----------      -----------

     Total ...................................           5,504            2,546
                                                   -----------      -----------

CONTRACT CLAIM (Note 6) ......................             980             --
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................             638              (45)

NET INTEREST EXPENSE  (Note 3) ...............             (46)             (56)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............             592             (101)

PROVISION (BENEFIT) FOR INCOME TAXES .........             158              (10)
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $       434      $       (91)
                                                   ===========      ===========

BASIC EARNINGS PER SHARE
     based on weighted average number of
     shares outstanding) (Note 1) ............     $      0.37      $     (0.08)
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,163,193        1,125,591
                                                   ===========      ===========

DILUTED  EARNINGS  PER  SHARE  based  on
     weighted average  number  of  shares
     outstanding and dilutive stock
      options) (Note 1) ......................     $      0.37      $     (0.08)
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,181,168        1,125,591
                                                   ===========      ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 28, 1998 AND MARCH 29, 1997
                                 (in thousands)

                                                               (unaudited)
                                                          MARCH 28,    MARCH 29,
                                                               1998         1997
                                                          ---------    ---------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   216      $   415
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided (used)
          Depreciation and amortization ..............         303          234
          (Increase) decrease in-
               Accounts receivable ...................       1,262        2,527
               Inventories ...........................      (1,956)      (5,390)
               Other current assets ..................          57           28
          Increase (decrease)in-
               Accounts payable ......................         544          125
               Accrued liabilities ...................        (100)          (8)
               Accrued income taxes ..................        (242)         (54)
               Pension obligation ....................         (58)         (52)
               Other .................................         (49)          39
                                                           -------      -------
     Total adjustments ...............................        (239)      (2,551)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................         (23)      (2,136)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................      (1,298)        (333)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES ...........................      (1,298)        (333)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under short-term agreements ......         813        2,190
     Proceeds from bank note payable .................         400         --
     Principal payments of bank note payable .........         (35)        --
     Cash dividends paid .............................        (116)        (112)
     Exercise of stock options .......................          85           13
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................       1,147        2,091
                                                           -------      -------


NET DECREASE IN CASH .................................        (174)        (378)

CASH AT BEGINNING OF PERIOD ..........................         181          673
                                                           -------      -------

CASH AT END OF PERIOD ................................     $     7      $   295
                                                           =======      =======





                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 28, 1998 AND MARCH 29, 1997
                                 (in thousands)
                                                              (unaudited)
                                                          MARCH 28,    MARCH 29,
                                                               1998         1997
                                                          ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest ......................................      $  97       $  25
          Income taxes ..................................        131         193
     Noncash increase (decrease) in note payable ........       (489)        829
                                                               =====       =====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 28, 1998
                     (in thousands except number of shares)
                                   (unaudited)


                                    Common Stock        Additional
                                                  Par      Paid-In      Retained
                                   Shares       Value      Capital      Earnings
                               -------------------------------------------------

BALANCE AT JUNE 28, 1997        1,150,646     $ 1,151        $ 119      $ 6,430

Net income for the
     fiscal nine months
     ended March 28, 1998                                                   216
Adjustment of note payable
     issued for stock
     repurchase (Note 3)                                                    489
Exercise of stock options          12,600          12           73
Cash dividend declared
     ($.10 per share)                                                      (116)
                               -------------------------------------------------

BALANCE AT MARCH 28, 1998       1,163,246     $ 1,163        $ 192      $ 7,019
                               =================================================




                                  Pension
                                Liability
                               Adjustment
                               ----------

BALANCE AT JUNE 28, 1997           $ (622)
Change for the fiscal nine
     months ended
     March 28, 1998                     -
                               -----------

BALANCE AT MARCH 28, 1998          $ (622)
                               ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 28, 1998


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

               The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations:
                                               For the Nine Months Ended 3-28-98
                                               Income     Shares       Per-Share
                                            (Numerator)(Denominator)      Amount
               Basic EPS
               Income available to
                  shareholders                $216,000    1,160,374       $0.19

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                          29,937

               Diluted EPS
                   Income available to
                      shareholders            $216,000    1,190,311       $0.18



                                               For the Nine Months Ended 3-29-97
                                               Income     Shares       Per-Share
                                            (Numerator)(Denominator)      Amount
               Basic EPS
                  Income available to
                     shareholders             $415,000    1,123,961       $0.37

               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements                          27,274

               Diluted EPS
                    Income available to
                       shareholders           $415,000    1,151,235       $0.36

                                              For the Three Months Ended 3-28-98
                                              Income      Shares       Per-Share
                                            (Numerator)(Denominator)      Amount

               Basic EPS
                  Income available to
                     shareholders             $434,000    1,163,193       $0.37

               Effect of Dilutive Securities
                   Stock-based compensation                  17,975
                       arrangements

               Diluted EPS
                    Income available to
                       shareholders           $434,000    1,181,168       $0.37



                                              For the Three Months Ended 3-29-97
                                              Income      Shares       Per-Share
                                            (Numerator)(Denominator)      Amount

               Basic EPS
                  Loss available to
                     shareholders             $(91,000)   1,125,591      $(0.08)


               Effect of Dilutive Securities
                   Stock-based compensation
                       arrangements
               Note: Zero shares included due
                  to loss in the three months
                  ended March 29, 1997

               Diluted EPS
                    Loss available to
                       shareholders           $(91,000)    1,125,591     $(0.08)


2.    LINES OF CREDIT:

      During the second quarter of the 1998 fiscal year, the Company increased its bank line of credit from $1,500,000 to $2,000,000. In addition, during the third quarter, a bank granted a promissory note in the amount of $500,000 due and payable in full on May 22, 1998. At March 28, 1998 borrowings on the bank line of credit and the promissory note were $2,500,000.

      In April 1998 the Company increased its bank line of credit to $4,000,000 and paid off the $500,000 promissory note due in May 1998. The increased line, which expires December 31, 1998, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $1,710,000) and all non-governmental accounts receivable and inventory ($ 2,355,000).

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements and the Company was not in compliance with the current ratio loan covenant at March 28, 1998. The Company has received from the bank a waiver regarding this loan covenant violation.

3.    NOTES PAYABLE:

      Stock Repurchase Note Payable-

      This note payable represents the present value of the future payments that may be made, if enforceable, related to Wellco's repurchase of 510,424 shares of its common stock from its former majority shareholder on December 29, 1995. Payments under the note will only be made for amounts by which 60% of each fiscal year's net income exceeds certain defined amounts, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The amount of each estimated payment, discounted at a rate of 8.5%, is shown in the following table:


Paid in
Fiscal Year                          Amount
-----------                          ------

2001                               $ 63,136
2002                                231,276
2003                                354,719
                                   --------
Total                             $ 649,131
                                  =========

      During the third quarter of the 1998 fiscal year, the Company revised its estimate of the amount that might be paid because of the decreased profits for the fiscal year. This decreased the Note Payable as shown in the Consolidated Balance Sheet and increased Retained Earnings by $489,000.



      Bank Note Payable-

      Also, in September 1997, the Company began construction of a warehouse addition adjoining its existing facilities in Waynesville, North Carolina, at an estimated cost of $400,000. The warehouse was almost complete at March 28, 1998. A bank had provided a 3-year term loan which is payable in monthly installments of $12,125 plus interest at the bank's prime rate and $364,000 was outstanding at March 28, 1998. The installments of long-term debt maturing in each of the four fiscal years are: 1998 - $26,000, 1999 - $145,000, 2000 - $145,000 and 2001 - $48,000.


4.    YEAR 2000 DATE CONVERSION:

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company primarily uses packaged software running on personal computers, and does not use mainframes. The Company has received assurances from their suppliers of software that their software will be compatible with the Year 2000 date and the costs will not be material. The total cost of compliance and its effect on the Company's future results of operations is not expected to be significant.

5.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the nine-month period ended March 28, 1998 include $53,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed.

6.    CONTRACT CLAIM:

      In April 1998 Wellco executed an Agreement with the Defense Supply Center Philadelphia (DSCP), an agency of the U.S. Department of Defense to whom the Company sells combat boots. The agreement provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the fourth fiscal quarter of the 1997 fiscal year and the first two fiscal quarters of the 1998 fiscal year. Wellco maintained that it was due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract. This interpretation was later changed to the detriment of Wellco.

      Wellco must substantiate that the costs were reasonable and were incurred in order to maximize its performance under the prior interpretation. The Agreement provides that Wellco will be reimbursed these costs immediately after receipt and review by DSCP and any disagreement will be subject to binding arbitration. In return the Company will forego its right to file suit for damages for recoupment of costs incurred for reliance on its interpretation of the contract. The cost reimbursement is limited to $1,000,000. After reduction for certain costs related to reaching this Agreement, $980,000 was recorded in the March 28, 1998 period. Any difference between the amount recorded and the actual amount received for this claim will be recorded in the period in which this claim is settled. Wellco only recently completed documentation of its claim, and will file it shortly.

7.    CONTINGENCIES :

      In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern
      District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The subpoena was subsequently modified to provide that the initial production of documents would start with documents dated January 1, 1993. In October, 1997, Wellco completed this initial document production by submitting more than 200,000 documents. In March, 1998 the Company's counsel was notified that certain documents from January 1, 1990 until December 31, 1992 should also be provided. In April 1998 more than 25,000 additional documents were submitted. The Company has been informed through its legal counsel that the grand jury is investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U. S. government. The Company believes that this investigation includes all U. S. manufacturers of combat boots for the U.
      S. government. The Company is cooperating in this investigation, does not believe it has engaged in any illegal conduct and does not believe that this matter will have a material adverse effect on the Company's financial position or results of future operations. However, the Company cannot predict what the final outcome of this matter will be.

      In 1988, the Company and the other military combat boot manufacturers responded to subpoenas which investigated possible violation of antitrust laws involving bids submitted on military combat boot procurements for January 1, 1979 through May 6, 1988. This investigation was closed in February, 1992 and no legal action of any kind resulted from it.

      In addition, in March 1998 the Company was served with a civil action complaint from Shoe Sale, Incorporated relating to certain sub-contracting work performed. The complaint alleges the Company shipped defective product to their contractor, Multinational, who in turn contracted with the plaintiff. The Company's counsel has responded to this civil action. Management believes this complaint is without merit and will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Nine  Months Ended March 28, 1998 and March 29, 1997
------------------------------------------------------------------

For the nine months ended March 28, 1998, Wellco had an operating income of $438,000 compared to an operating income of $630,000 in the prior year nine month period ended March 29, 1997. The current period income includes a $980,000 non-recurring income item representing the accrual of a claim under an agreement with the Defense Supply Center Philadelphia (DSCP), an agency of the U.S. Department of Defense to whom the Company sells combat boots.

In April 1998 Wellco executed an Agreement with DSCP. The Agreement provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the fourth fiscal quarter of the 1997 fiscal year and the first two fiscal quarters of the 1998 fiscal year. Wellco maintained that it was due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract.
This interpretation was later changed to the detriment of Wellco.

Wellco must substantiate that the costs were reasonable and were incurred in order to maximize its performance under the prior interpretation. The Agreement provides that Wellco will be reimbursed these costs immediately after receipt and review by DSCP and any disagreement will be subject to binding arbitration. In return the Company will forego its right to file suit for damages for recoupment of costs incurred for reliance on its interpretation of the contract. The cost reimbursement is limited to $1,000,000. After reduction for certain costs related to reaching this Agreement, $980,000 was recorded in the March 28, 1998 period. Any difference between the amount recorded and the actual amount received for this claim will be recorded in the period in which this claim is settled. Wellco only recently completed documentation of its claim, and will file it shortly.

Revenues increased $6,535,000 in the nine months ended March 28, 1998, primarily because of shipments under two new boot contracts. On February 25, 1997 Wellco was awarded a contract from DSCP to supply the Intermediate Cold/Wet boot (ICW). On June 25, 1997, Wellco was awarded a contract to supply the new Infantry Combat Boot/Marine Corps (ICB). Wellco had not previously made these boots, and their sale is not reflected in the prior year nine month period. As is often the case when entering the manufacture of new products, margins on both the ICB and ICW boots are less than those on the Direct Molded Sole (DMS) boots historically supplied by Wellco to DSCP. In addition, pairs of DMS boots sold to DSCP decreased 24% for the reason discussed later. The current period was also adversely affected by start-up costs incurred in the initial production of the Infantry Combat Boot (ICB).

The ICB contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 period, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to all Marine recruit induction centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

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

ICB boot start-up costs, estimated to be approximately $800,000, were charged against operating income in the nine months ended March 28, 1998. In addition to labor inefficiencies in training new employees, significant overtime premiums were paid. Bonuses were paid to direct labor personnel for meeting production quotas. Instead of using ocean freight, expensive air freight costs were incurred to send materials to the Company's plant in Puerto Rico and then to send completed boot uppers to the North Carolina plant for bottoming and finishing. Because the 90 day period did not give enough time to develop manufacturing procedures and methods using small trial production runs, significant material losses were incurred. Production quantities of materials were purchased and processed. Some materials did not perform as expected resulting in boots whose value is less than cost.

The start-up of ICB production proved to be more expensive than initially anticipated. Management's judgement is that, if Wellco had included an adequate amount of start-up costs in its bid prices, those prices would have been so much higher than the prices of other bidders that Wellco would not have received the contract award.

On April 15, 1997, Wellco and three other contractors were awarded DMS combat boot contracts from DPSC for the one year period starting April 15, with options for each of the ensuing four years. These are indefinite quantity contracts under which each contractor is guaranteed receiving delivery orders for a minimum number of pairs and DSCP can order up to a stated maximum number of pairs. Wellco's award is for 25% of total combat boot purchases, with the other three contractors receiving 35%, 20% and 20% of total purchases. DPSC had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award.

This resulted in Wellco having a significant inventory of combat boots at the date of contract award, and in Wellco being the only contractor which was in position to start shipping immediately upon contract award. During the fourth quarter of the 1997 fiscal year and continuing into part of the quarter ended September 27, 1997, Wellco was allowed to accelerate its first year shipments. Starting in late October, 1997, when Wellco was very close to having shipped its guaranteed minimum pairs, DPSC significantly reduced Wellco's orders. This was done to give the other three contractors delivery orders for their guaranteed minimum pairs. Wellco understood that once the guaranteed minimum pairs had been purchased from each contractor, addition pairs would be bought. This did not occur. Therefore, DMS boot shipments to DSCP were significantly reduced in the last two months of the fiscal quarter ended December 27, 1997 and in all of the fiscal quarter ended March 28, 1998.

Forward Looking Information:

ICB boot production costs have been reduced significantly from those incurred in earlier production. Wellco is continuing to improve its manufacturing methods which should further lower this boot's cost.

On February 20, 1998 DSCP exercised it's first year option on the ICW boot. However, the issuance of delivery orders has been delayed because of an excess supply of this boot in government depots.

On April 10, 1998 DSCP exercised it's first option on the DMS boot for the one year period April 15, 1998 to April 15, 1999, with Wellco's option being for 25% of total DMS pairs purchased during this period. For several years, DSCP has been reducing its inventory of DMS boots held at depots. In late February, 1998, DSCP meet with all DMS boot contractors informing them that DSCP depot inventories had not decreased as much as estimated. Out of this meeting came a contract modification reducing the total guaranteed minimum pairs to be purchased by DSCP during the first option. For Wellco, this is a reduction in the minimum pairs from 155,000 to 125,000 pairs. The price per pair for the first 155,000 pairs during the first option was increased to compensate for the reduced pairs. DSCP has expressed their intent, without giving a binding commitment, to purchase more than the minimum pairs if their total usage in the first option year exceeds 900,000 pairs. Boot usage in the year ended April 15, 1998 was between 1,100,000 and 1,200,000. The maximum quantity that can be purchased from Wellco in the first year option is 263,706. During the first year of this contract, which ended April 15, 1998, Wellco shipped 175,000 pairs and an additional one-time 59,000 pairs of the Desert boot used by the government as war reserve stock. Shipments under the first option started April 20, 1998.

The resumption of DMS boot shipments and additional reductions in ICB boot production costs will have a favorable affect on the results of Wellco's operations. While the significant ICB boot excess costs have had a major negative affect on operating results, management's believes that this boot, although requiring several changes, will be one of the combat boots of the future.

See Note 4 to the Consolidated Financial Statements for information about the Company's Year 2000 conversion. See Note 7 to the Consolidated Financial Statements for information about a subpoena served on the Company in April, 1997 and other legal matters.

Except for historical information, this Form 10-Q includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts and delivery orders from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 28, 1997. Actual results may differ materially from management expectations.

Comparing The Three  Months Ended March 28, 1998  and March 29, 1997
--------------------------------------------------------------------

For the fiscal quarter ended March 28, 1998, Wellco had an operating profit of $638,000 compared to an operating loss of $45,000 in the prior year fiscal quarter ended March 29, 1997. The March 28, 1998 quarter includes the $980,000 claim accrual mentioned above.

Revenues in the current year quarter increased $2,661,000. As with the nine month period, this increase was caused by sales in the current quarter of the ICB and ICW boot which were not in the prior year quarter. Sales of DMS boots to DSCP were negligible in the prior year because award of the current DMS contract was delayed from December, 1996 until April 15, 1998. Sales to DSCP of DMS boots increased by 18,000 pairs in the current quarter, primarily because of shipments of the one-time Desert boot war reserve stock. However, for the reasons stated earlier, total pairs of DMS boots shipped in the current quarter was significantly less than the total shipped in typical prior quarters.

ICB boot start-up costs, estimated to be approximately $100,000, were charged against operating income in the March, 1998 quarter. The Company continued to incur excess costs, primarily related to labor inefficiencies. Labor operations are presently undergoing a detailed function and cost study, which should result in a cost reduction.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal nine months and the last fiscal year the availability of cash from the Company's most liquid assets and from its existing borrowing sources:


                                                              (in thousands)

                                                 March 28, 1998    June 28, 1997
                                                 --------------    -------------

Cash .........................................           $    7           $  181
Unused Lines of Credit .......................                0            2,813
                                                         ------           ------
Total ........................................           $    7           $2,994
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the nine months ended March 28, 1998:

                                                                  (in thousands)

                                                                  March 28, 1998
                                                                  --------------

Net Income Plus Depreciation ....................................       $   519

Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................          (492)
Other ...........................................................           (50)
Net Cash Used By Operations .....................................           (23)
Net Cash Provided by a Line of Credit ...........................           813
Cash Provided by Bank Note Payable ..............................           400
Cash Used for Payments of Bank Note Payable .....................           (35)
Cash Used to Purchase Plant and Equipment .......................        (1,298)
Cash Dividends Paid .............................................          (116)
Cash Provided By Exercise of Stock Options ......................            85
Net Decrease  in Cash ...........................................       $  (174)

As stated in the Results of Operations section, Wellco accelerated shipments of combat boots in the fourth quarter of the 1997 fiscal year, which resulted in a significant increase in accounts receivable at June 28, 1997. A $1,262,000 reduction in accounts receivable, additional net bank borrowings of $1,178,000 and $519,000 of net income plus depreciation were the primary sources of cash for a $1,956,000 increase in inventory and $1,298,000 additional investment in plant and equipment.

Equipment purchases for production of the new ICB boot and the construction of a new warehouse caused the amount of cash used for additional plant and equipment for the nine months ended March 28, 1998 to be much greater than normal. The increased investment in inventory was caused by the manufacture of two new boots, ICB boot and ICW boot, and by a new government requirement contracting procedure that effectively requires contractors to maintain substantial finished boot inventory for quick shipment direct to customers. The new warehouse was needed to meet the space needs caused by the new contracting procedure. The cost of the new warehouse is approximately $400,000, which is being financed by a three year bank loan.

In addition to a $1,500,000 unsecured line of credit which has been available for many years, Wellco's bank provided a second $3,000,000 secured line of credit which was used to finance the build up in combat boot inventories during the period of delay in awarding the April 15, 1997 DMS boot contract and the subsequent increase in accounts receivable as Wellco accelerated its shipments after contract award. The bank's commitment to provide this second line expired on September 24, 1997. At that time the bank increased the original $1,500,000 to $2,000,000.

During the quarter ended March 28, 1997 Wellco's bank provide an additional $500,000 through a short term note. In April 1998 the bank increased the line of credit to $4,000,000, with $500,000 being used to pay off the short term note. The increased line, which expires December 31, 1998, can be renewed annually at the bank's discretion.

As discussed in Results of Operations section, the resumption of DMS boot shipments and additional reductions in ICB boot production costs will improve cashflows from operations. The resumption of DMS boot shipments and reduced production will decrease our investment in inventory. Also, investment in property, plant and equipment should return to a more normal amount. The combination of these actions taken should result in improved cash liquidity.

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

May 14, 1998