Form 10-K405
period 1998-06-27
WELLCO ENTERPRISES INC
filed 1998-10-13
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 27, 1998

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

Registrant's telephone number, including area code 828-456-3545

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of August 31,1998 1,163,246 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 28, 1998) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $5,000,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 16, 1998, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV.
         Definitive  Proxy  Statement,  dated  October  18,  1996,  in PART  IV.
         Definitive  Proxy  Statement,  dated  October  17,  1995,  in PART  IV.
         Definitive Proxy Statement dated October 22, 1985, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I

Item 1. Business.

The Company operates in one industry segment. Substantially all the Company's revenues are derived from the sale of military footwear and related items, whether sold by the Company or its licensees. The majority of revenues (73% in 1998 and 69% in 1997) were from sales to the U. S. government, primarily the Defense Support Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with the United States government. Boot products are the general issue all-leather boot, the hot weather boot and the desert boot, all manufactured using the government specified Direct Molded Sole (DMS) process. In 1998, the Company also supplied the Intermediate Cold/Wet Boot (ICW) and the new Infantry Combat Boot/Marine Corps (ICB). The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers.

The Company also provides, primarily under long-term licensing agreements, technology, assistance and related services for manufacturing military and commercial footwear to customers in the United States and abroad. Under these agreements licensees receive technology, services and assistance, and the Company earns fees based primarily on the licensees' sales volume. In addition to providing technical assistance, the Company also, from time to time, supplies certain foreign military footwear manufacturers with some of their machinery and material needs. The Company builds specialized footwear manufacturing equipment for use in its own and its customers' manufacturing operations. This equipment is usually sold, but in some cases it is leased.

Net loss for the 1998 fiscal year was $337,000 ($.29 diluted per share) compared to net income of $758,000 ($.66 diluted per share) for the 1997 fiscal year.

Three events significantly impacted 1998 results:

         The filing of a claim for the recovery of certain costs.

         A significant reduction in the number of pairs of DMS combat boots sold to the U. S. government.

         Start up costs on the first production of the ICB boot.

As stated in the Management's Discussion and Analysis section of the Company's 1998 annual report, incorporated in Part II of this Form 10-K, in April, 1998 Wellco reached an Agreement with DSCP providing for Wellco to be reimbursed certain contract costs. Wellco had spent a significant amount of money to assure its meeting a performance standard that would have increased its future DMS boot sales to DSCP during contract option years. The interpretation of the contract provision providing for this performance standard was later changed by DSCP to the detriment of Wellco.

Subsequently, Wellco negotiated with DSCP an Agreement for the reimbursement to Wellco of these costs. In May, 1998 a claim for $1,000,000 was filed by Wellco under this Agreement. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim. Binding arbitration will be used to determine how much, if any, of the remaining $754,000 will be paid by DSCP to Wellco. It is expected that this arbitration procedure will take a few months and Wellco, although feeling that a significant amount of the $754,000 will ultimately be paid, cannot reasonably predict the what the arbitrator will decide.

For a number of years DSCP has been carrying out a program to reduce its inventory of the DMS combat boot. During the Cold War period, DSCP was authorized to build and maintain a large, ready to go to war inventory of this boot. With the end of the Cold War and reductions in military budgets, DSCP no longer has the funding to support a large inventory. Since the early 1990's, DSCP has been gradually reducing boot inventory by buying fewer pairs than were used. There are presently four contractors in the United States using the DMS process to manufacture three types of combat boots. In order to maintain an industrial base of contractors who could meet war time needs, this inventory reduction program is being accomplished over several years. Information available to the Company shows that the government's inventory reduction program is working. The Company estimates that the reduced order level for DMS boots will continue for a few more years. When this reduction program is completed, combat boot purchases should equal usage, which is significantly more than the pairs currently being ordered.

In Wellco's 1998 fiscal year, DSCP accelerated its inventory reduction program which resulted in Wellco's DMS boot sales being about half of 1997. Reduced revenues from lower sales of DMS combat boots were offset by increased revenues from the sale of two other boots, the ICW and the ICB boots. Wellco had not previously made either of these boots. As is often the case when entering the manufacture of new products, margins on these new boots are less than those on DMS combat boots historically supplied by Wellco to DSCP.

The ICB boot, a new item presently used only by the Marine Corps, is significantly different from other boots made by Wellco. The MD&A section contains information about Wellco incurring start-up costs of approximately $800,000 related to this boot.

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains more information about 1998 operating results.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and a significant investment in specialized equipment is required for the manufacture of certain types of boots.

The Company usually competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive, and since most contracts are for multi-year periods, a bidder not receiving an award from a significant solicitation can be adversely affected.

Many factors affect the government's demand for boots and the quantity purchased can vary from year to year. Contractors cannot influence the government's boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position.

The U. S. government usually evaluates bids received on solicitations for boots using their "best value" system, under which bidders offering the best value to the government are awarded a greater portion of total boots purchased. Best value usually involves an evaluation of performance considerations, such as quality and delivery, with the prices bid being less important. As bidders become more equal in the best value evaluation, price becomes more important. For the current DMS combat boot contract awarded April 15, 1997, Wellco and one other bidder were given the highest possible evaluation. However, since Wellco's bid prices were higher, Wellco was awarded the 25% allocation of total boots, and the other competitor received 35%.

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

Under certain circumstances occasioned by the egregious conduct of a contractor, contracts may be terminated and a contractor may be prohibited for a certain period of time from receiving government contracts. The Company has never had a contract either partially or completely terminated. All current boot contracts contain options that are exercisable at the government's discretion. In 1998 the government did not exercise an option on an ICB boot contract. Subsequently, the government agreed to award the Company a contract for total pairs of this boot that is approximately 5,000 pairs less than the minimum pairs they would have bought under the option.

Because domestic commercial footwear manufacturers are adversely affected by imports from low labor cost countries, the Company targets its marketing of technology and assistance primarily to military footwear manufacturers. The Company competes against several other footwear construction methods commonly used for heavy-duty footwear. These methods include the Goodyear Welt construction, as well as boots bottomed by injection molding. These methods are used in work shoes, safety shoes, and hiking boots manufactured both in the U.
S. and abroad for the commercial market. Quality, service and reasonable manufacturing costs are the most important features used to market the Company's technology, assistance and services.

The Company has a strong research and development program. While not all research and development results in successful new products or significant revenues, the continuing development of new products and processes has been and will continue to be a significant factor in growth and development. The Company developed the desert combat boot, first used in Operation Desert Storm. In 1993, the Company completed initial development of improvements to the black hot weather boot incorporating many of the features it developed for the desert boot. In 1994 it was awarded an option under that contract for further development, and the results of this work were subsequently incorporated into the black hot weather boot. In August, 1995 it was awarded a contract to develop changes to combat boots that will result in fewer lower extremity disorders, and completed the second phase of this work in 1998. This contract has three phases, and after the end of the 1998 fiscal year, the government funded the third phase.

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

See Note 18 to the Consolidated Financial Statements for revenues by class and information about export revenues. The Company does not have foreign operations.

The Company's backlog of all sales, not including license fees and rentals, as of September, 1998 was approximately $11,900,000 compared to $18,700,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 1999 fiscal year. The current backlog is less than the prior year because of the decrease in the minimum pairs to be bought under the current DMS boot contract, minimum pairs under the first option of the ICW boot contract being less than first year pairs, and to last year's backlog including several large machinery orders that were shipped in 1998.

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

The current DMS boot contract provides for the Company to quickly ship direct to
U. S. Armed Forces installations in both the U. S. and abroad. This increases the Company's investment in inventory, compared to prior years when shipment was to government warehouses.

Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position.

The Company employed an average of 305  persons during the 1998 year.


Item 2. Properties.

The Company has manufacturing, warehousing and office facilities in Waynesville, North Carolina and Aguadilla, Puerto Rico. The building and land in North Carolina are owned by the Company. The Puerto Rico building and land are leased.

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. As has been the case for the last several years, the volume of operations in 1998 caused both the Waynesville and Aguadilla facilities to be used at less than normal capacity.

Item 3. Legal Proceedings.

In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company was informed through its legal counsel that the grand jury was investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.S. Government. In August, 1998, the Company's legal counsel was notified the Company's documents were being returned and informed that the grand jury's investigation has been closed.

In March 1998 the Company was served with a civil action complaint. The Plaintiff is alleging that the Company, during the period October, 1995 through September, 1996, untimely delivered defective work shoes which resulted in certain losses for the Plaintiff as well as precluding Plaintiff from competing on a subsequent contract. In addition, the complaint alleges that Wellco submitted as its bid prototype one of the Plaintiff's work shoes which resulted in the subsequent contract being awarded to Wellco. It is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 1998.




                                     PART II
Items 5, 6, 7, 7A  and 8.

The information called for by the following items is in the Company's 1998 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 37
Item 6.  Consolidated Selected Financial Data                                 1
Item 7.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                           4-11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           *
Item 8.  Financial Statements and Selected Quarterly Financial Data   13-35, 38

* This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 1998 or 1997 fiscal years or during the period from the end of the 1998 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      1998

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                             Year Ended
                            June 27,   June 28,   June 29,  July 1,   July 2,
                                1998       1997       1996     1995      1994
                            --------   --------   --------  -------   -------
Revenues                     $23,917    $21,199    $19,968  $18,003   $18,255
Net Income (Loss)               (337)       758        991      969     1,542
Basic Earnings (Loss) per
Share (B and C)                (0.29)      0.67       0.53     0.37      0.58
Diluted Earnings (Loss) per
Share (B and C)                (0.29)      0.66       0.52     0.37      0.58
Cash Dividends Declared Per
Share of Common Stock (B)        .20        .20       .125     .083 (A) 2.083
Total Assets at Year End      16,020     15,652     12,697   22,738    20,995
Long-Term Liabilities at
Year End                      $2,253     $2,789     $2,431   $1,897    $1,647


(A) Includes a special cash dividend of $2.00 per share.

(B) All per share amounts reflect a three-for-one stock split in the form of a stock dividend paid on January 3, 1997.

(C) In 1997, the Company adopted FASB Statement No. 128, Earnings per Share. See Note 17 to the Consolidated Financial Statements for further information.

See the Management's Discussion and Analysis section.


Independent Auditors
Deloitte & Touche LLP Charlotte, N.C.

Annual Meeting
November 17, 1998
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786
                                       -1-

Dear Fellow Shareholders:

Fiscal 1998 has been a difficult year for Wellco, the first losing year since 1984 when we restructured operations and market focus. The three reasons, in order of magnitude are:

1. Our largest customer, the U.S. Defense Department (DOD), drastically accelerated their drive to reduce Direct Molded Sole (DMS) combat boot inventories, which led them to reduce their purchases from us during our 1998 Fiscal Year by approximately 60,000 pairs from the quantities foreseen in the current five-year contract awarded in 1997. This resulted in pairs of DMS boots shipped in fiscal year 1998 being approximately half of 1997 shipments.

         Reduced revenues from lower sales of DMS combat boots were offset by increased revenues from the sale of two other boots, the Intermediate Cold Wet boot (ICW) and the Infantry Combat Boot/Marine (ICB) boot. Wellco had not previously made either of these boots. As is often the case when entering the manufacture of new products, margins on both these boots are less than those on DMS combat boots historically supplied by Wellco to the DOD.

2. A reserve of $754,000 which we were required by circumstances to record against our claim of $1,000,000 for DOD's reinterpretation of contract language which led us to expend approximately one million dollars to satisfy their original interpretation which they subsequently altered. The settlement agreement reached last April provided they would promptly pay reasonable documented costs up to $1,000,000, with any disputed amounts subject to binding arbitration. Just this week, they have committed to promptly pay the sum of $246,000. While we believe we will be able to recover most of the disputed $754,000 balance in arbitration, prudent accounting leads us to book only what we are sure of collecting.

3. Startup losses in the production of the new Marine Infantry Combat Boot. These excess costs resulted from a complicated new manufacturing process, in combination with an unrealistic initial delivery schedule which we were able to meet only with our employees' superb dedication to the fulfillment of customer service commitment.

Thankfully, the last two of the above problem areas can have only positive effects going forward: The proceeds from our claim can only increase as a result of the arbitration, and we anticipate efficient performance in the present balance of ICB production, scheduled for completion in the third quarter of the 1999 Fiscal Year.

The DOD initial contract interpretation that resulted in our claim relates to quickly shipping boots after order receipt. Relying upon this interpretation, we significantly increased our investment in inventory. With DOD's change in interpretation, we are currently reducing inventory by producing fewer pairs than are shipped, and we have a target of reducing total inventory by $2,000,000 to $3,000,000. This will reduce future interest cost and also improve liquidity.

The acceleration of DOD's inventory reduction program will continue until the end of the second year of the five-year contract in April 1999. Based on the significant inventory reduction to date and our projection of the further reduction through April, 1999, we anticipate that, with the exercise of the third contract year option in April, 1999, DOD will return to the purchase rate of approximately 775,000 total pairs per year, as foreseen in the initial contract projections. During the current second contract year, DOD will purchase approximately 500,000 total pairs. Once DOD reaches their target inventory, they should resume purchasing quantities equal to their consumption, a total of approximately 1,000,000 pairs per year.

We recently submitted bids for the supply of two additional boots to DSCP. We understand contract award will be made soon after the start of the government's new fiscal year on October 1, 1998.

The dedication, experience and talents of all our co-workers in Waynesville, North Carolina and Aguadilla, Puerto Rico remains steadfast. From helping create a perfect delivery record to meeting the challenges of making a new boot, their character, worth and skill have been proven.








Horace Auberry                                           David Lutz
Chairman of the Board of Directors                       President, Treasurer
Chief Executive Officer                                  Chief Operating Officer

October 9, 1998

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

                              RESULTS OF OPERATIONS

Comparing the Fiscal Year ended June 27, 1998 to June 28, 1997:

Loss before income taxes was ($527,000) in the 1998 fiscal year compared with income before income taxes of $1,088,000 in the 1997 fiscal year. The 1998 fiscal year pretax income includes a $226,000 non-recurring income item representing the accrual of a claim under an Agreement with the Defense Supply Center Philadelphia (DSCP), an agency of the U.S. Department of Defense to which the Company sells combat boots.

In April 1998 Wellco executed an Agreement with DSCP. The Agreement provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the fourth quarter of the 1997 fiscal year and the first two quarters of the 1998 fiscal year. Wellco maintained that it was due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract. This interpretation was later changed to the detriment of Wellco. The Agreement provides that any disagreement between Wellco and DSCP on an item of cost will be subject to binding arbitration. The cost reimbursement is limited to $1,000,000.

Wellco submitted its claim under the Agreement in late May, 1998 documenting more than $1,000,000 in costs incurred. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim. Binding arbitration will be used to determine how much, if any, of the remaining $754,000 will be paid by DSCP to Wellco. It is expected that this arbitration procedure will take a few months and Wellco, despite feeling that a significant amount of the $754,000 will ultimately be paid, cannot reasonably predict what the arbitrator will decide. Therefore, the 1998 Consolidated Statements of Operations includes as an item of income related to this claim $226,000, representing the agreed to $246,000 less $20,000 of related costs. Any amount Wellco will receive beyond $246,000 will be recorded at the time of the arbitration decision.

Pairs of direct molded sole (DMS) combat boots shipped in 1998 were almost half of 1997. On April 15, 1997, Wellco and three other contractors were awarded DMS combat boot contracts from DSCP for the one year period starting April 15, with options for each of the ensuing four years. These are indefinite quantity contracts under which each contractor is guaranteed delivery orders for a minimum number of pairs and DSCP can order up to a stated maximum number of pairs. Wellco's award is for 25% of total combat boot purchases, with the other three contractors receiving 35%, 20% and 20% of total purchases. DSCP had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and stock boots in anticipation of a contract award.

This contract is the first one under which boot contractors ship direct to customers, instead of to government warehouses. Past performance is a key factor in contractor evaluation, and quick delivery is a significant performance factor. Wellco built a large inventory in order to be able to ship quickly after receipt of orders.

This resulted in Wellco having a significant inventory of combat boots at the date of contract award, and in Wellco being the only contractor which was in position to start shipping immediately upon contract award. During the fourth quarter of the 1997 fiscal year, Wellco was allowed to accelerate its first year shipments and did ship very large quantities against its first year minimum. Starting in late October, 1997, when Wellco was very close to having shipped its guaranteed minimum pairs, DSCP significantly reduced Wellco's orders. This was done to give the other three contractors delivery orders for their guaranteed minimum pairs.

Because of the delay in contract award, DSCP expressed their non-binding intent to purchase more than the guaranteed minimum pairs in the first contract year. Wellco continued to maintain its DMS boot inventory in anticipation of DSCP purchasing pairs above the minimum. As other contractors reached their minimum, DSCP determined that it could not buy pairs beyond the minimum. This resulted in a significant reduction in the pairs of DMS combat boots shipped by Wellco from late October, 1997 through April, 1998.

On April 10, 1998 DSCP exercised it's first option on the DMS boot for the one year period April 15, 1998 to April 15, 1999, with Wellco's option being for 25% of total DMS pairs purchased during this year. For several years, DSCP has been reducing its depot inventory of DMS boots. Prior to option exercise, in late February, 1998, DSCP met with all DMS boot contractors informing them that inventory reduction was behind schedule. Out of this meeting came a contract modification reducing the total guaranteed minimum pairs to be purchased by DSCP during the first option year. For Wellco, this is a reduction in the minimum pairs from 155,000 to 125,000 pairs. The price per pair for the first 155,000 pairs during the first option was increased to compensate for the reduced pairs. DSCP has again expressed their intent, without giving a binding commitment, to purchase more than the minimum pairs if their total usage in the first option year exceeds 900,000 pairs. Boot usage in the year ended April 15, 1998 was approximately 1,100,000.

The reduction of boot shipments, after the acceleration of shipments in the first contract year, and the reduction in minimum pairs to be ordered during the second contract year, were the primary reasons for DMS boot shipments in the 1998 fiscal year being almost half of 1997.

Compared to fiscal year 1997, sales revenues in 1998 increased $2,718,000 primarily because of shipments under two new boot contracts. On February 25, 1997 Wellco was awarded a contract from DSCP to supply the Intermediate Cold/Wet boot (ICW), and the 1997 fiscal year reflected only the first shipment under this contract. On June 25, 1997, Wellco was awarded a contract to supply the new Infantry Combat Boot/Marine Corps (ICB), with shipments starting in October, 1997. Wellco had not previously made either of these boots. As is often the case when entering the manufacture of new products, margins on both the ICB and ICW boots are less than those on DMS boots historically supplied by Wellco to DSCP.

Operating results for 1998 were adversely affected by start-up costs, estimated to be approximately $800,000, which incurred in the initial production of the ICB boot. The ICB contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 day period, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to Marine recruit training centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

The ICB boot incorporates several technologies and manufacturing methods which are significantly different than those in the DMS boot. During this 90 day period, Wellco rearranged its production lines, purchased and installed significant new manufacturing equipment, hired and trained new employees, tested new materials, and developed many new manufacturing procedures and methods. If time had permitted, this should have been done with small trial production runs. With only 90 days, Wellco had to simultaneously do all of this and reach full production without the benefit and efficiencies of trial production runs.

ICB boot start-up costs were charged against 1998 operating income. In addition to labor inefficiencies in training new employees, significant overtime premiums were paid. Bonuses were paid to direct labor personnel for meeting production quotas. Instead of using ocean freight, expensive air freight costs were incurred to send materials to the Company's plant in Puerto Rico and then to send completed boot uppers to the North Carolina plant for bottoming and finishing. Because the 90 day period did not give enough time to develop manufacturing procedures and methods using small trial production runs, significant material losses were incurred. Production quantities of materials were purchased and processed. Some materials did not perform as expected, resulting in boots which could not be shipped under the contract and whose market value was less than cost.

The start-up of ICB production proved to be more expensive than initially anticipated. Management's judgement is that, if Wellco had included an adequate amount of start-up costs in its bid prices, those prices would have been so much higher than the prices of other bidders that Wellco would not have received the contract award.

Revenues from technical assistance fees and equipment rentals from licensees increased almost $200,000 in 1998. Technical assistance fees increased because of an additional fee, earned through April, 1998, related to supplying certain customers with additional services. In addition to completing a major mold order, a new footwear manufacturing installation was completed in 1998. The second phase of a government research and development contract was completed in 1998. However, the sale of boot making materials, primarily to foreign customers, decreased in 1998. These sales can vary significantly from period to period with the needs of this group of customers.

General and administrative expenses decreased $239,000. Bonus expense, the majority of which varies with net income, decreased. For a number of years Wellco has made a contribution to The Wellco Foundation in an amount based on taxable income. Subsequent distributions to qualifying charities is at the nomination of Wellco shareholders whose names are known to the company. The contribution for 1997 was $115,000 , and no contribution was made in 1998. The rate of Tax Benefit to Income Before Income Taxes is 36% for 1998 compared to a rate of Tax Provision to Income Before Income Taxes of 30% for 1997. The 1998 benefit results from the taxable loss being carried back for a refund of taxes paid in prior years.

Forward Looking Information:

Information is given above about the exercise by DSCP of Wellco's first option on its DMS contract and the reduction in the minimum pairs to be purchased under this option which was a result to their depot inventory reduction program not being on schedule. Any amount Wellco will receive from its claim with DSCP, mentioned above, beyond $246,000 will be recorded at the time of the arbitration decision.

Information available to the Company shows that the government's inventory reduction program is working. The Company estimates that the reduced order level for DMS boots will continue for a few more years. When this reduction program is completed, DMS boot purchases should equal usage, which is significantly more than the pairs currently being ordered.

In late June, 1998, Wellco was informed that DSCP was not exercising its option under the ICB boot contract. After negotiations, DSCP agreed to issue a contract to Wellco for 27,000 pairs, which is approximately 5,000 pairs less than the minimum pairs they would have bought under the option. This contract will allow Wellco to recover its investment in inventory for this boot, instead of having to hold this inventory until the next contract award.

On February 20, 1998, DSCP exercised its first year option on the ICW boot, and shipments under this option started in the fourth quarter of the 1998 fiscal year. Under this option, DSCP will purchase a minimum of 44,000 pairs and no more than 66,000 pairs from Wellco. Approximately 87,000 pairs were shipped during the base year of this contract. As specified by the contract, pairs to be bought in each option year of this contract are less than those of the base year.

Wellco recently submitted bids for the supply of two additional boots to DSCP. We understand contract
                                       -6-
award will be made soon after the start of the government's new fiscal year on October 1, 1998.

The Company recognizes the need to consider whether its operations will be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

The Company primarily uses packaged software running on personal computers and file servers, and does not use mainframes. Packaged software primarily consists of accounting, payroll, bar coding and inventory control, employee time and attendance, and Microsoft Windows applications. All of Wellco's packaged software has been updated to Year 2000 compliant versions. The total cost of this updating was minimal.

A lack of timely Year 2000 compliance by Wellco's major customers, vendors and suppliers could have a materially adverse affect on Wellco's results of operations and financial condition, although such adverse effect should not be long term or permanent. For example, orders received from the DSCP for boot shipments are received electronically. After shipment, Wellco electronically invoices boot shipments as well as receiving payment by bank wire transfer. A lack of timely Year 2000 compliance by DSCP may significantly delay Wellco's boot shipments. A lack of timely Year 2000 compliance with related computerized systems, for example the ability to electronically receive invoicing from Wellco, may significantly delay Wellco's receipt of cash from invoices. There may be suppliers of materials, machine replacement parts, and other critical items who may not be Year 2000 compliant. This may mean a delay in getting the necessary materials and other items to maintain a continuous flow of production. The Company has recently sent written communication to all major vendors and customers asking confirmation as to their Year 2000 compliance status. Responses received to date do not indicate a problem.

Wellco will continue monitoring customer and vendor responses to its Year 2000 compliance questionnaire. If vendor responses indicate a problem, Wellco may be able to find other Year 2000 compliant vendors, or order excess materials and other items necessary to continue operations until the estimated time vendors are compliant. If customer responses indicate a problem, Wellco will work with those customers to the extent possible. If Wellco has to take some or all of these actions to minimize any Year 2000 problems, it may have to have additional financing. Early detection of problems will increase the probability of finding such financing.

Except for historical information, this annual report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the effect of customers and vendors not being timely in Year 2000 compliance, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 27, 1998. Actual results may differ materially from management expectations.

See Note 23 to the Consolidated Financial Statements for information about a subpoena served on the Company in April 1997. In August, 1998 Wellco's counsel was informed that the investigation was closed and that no action was being taken. Note 23 also contains information about a civil action complaint filed against Wellco.



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

Operating income for 1997 was significantly affected by increases in certain costs:

1. Interest cost increased $152,000. On April 15, 1997, Wellco was awarded a new contract from the U. S. Defense Personnel Support Center (DSCP) for their purchases of combat boots. DSCP had estimated award to be in December, 1996, and Wellco substantially completed shipments under its prior contract in that month. Instead of ceasing combat boot manufacturing operations from January, 1997 to contract award, Wellco continued to manufacture and inventory boots in anticipation of a contract award. This resulted in significant borrowings from a bank line of credit on which $79,000 of interest cost was incurred.

                  Although the Note Payable related to the 1996 stock repurchase (see Note 14) does not provide for the payment of interest, generally accepted accounting principles require the imputation of interest. This interest cost for 1997, which did not occur in 1996, was $97,000.

         2. The new DSCP contract requires Wellco to ship combat boots direct to customers (more than 1,000 locations) instead of to four government warehouses, as was the case with prior contracts. Direct customer shipments can be from one to several hundred pairs per order, compared to warehouse shipments which averaged several thousand pairs per shipment.

                  In addition, the contract provides for maximum contractor evaluation points for shipping within 4 days of order receipt. Prior contracts provided for monthly shipments against delivery orders covering several months. After the April 15 contract award, DSCP agreed to let Wellco accelerate shipments, which had the effect of reducing some of the significant inventory build-up. Combat boot sales in the fourth quarter were 120,000 pairs, almost double the average amount for preceding quarters.

                  All of this caused excess labor costs, freight costs to air ship materials, and other inefficiencies in developing new procedures required by this significant change in boot shipment methods.

         3. In February, 1997 Wellco was awarded a contract from DSCP for the supply of the intermediate cold/wet boot, which is the first award to Wellco of this type of boot. The introduction of this new boot caused start up costs related to labor, maintenance and supplies.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each year the Company's cash and funds available from the bank line of credit:

                                                        ( in thousands)
                                                  1998         1997         1996
                                                  ----         ----         ----

Cash ....................................       $  196       $  181       $  673
Unused Bank Line of Credit ..............        1,115        2,813        1,500
                                                ------       ------       ------
Total ...................................       $1,311       $2,994       $2,173
                                                ======       ======       ======

A reduction of $500,000 in the total bank line available and a higher level of line usage caused the reduction in the amount of the unused bank line at the end of 1998. The increased bank line usage was primarily caused by the purchase of ICB boot production equipment.

The decrease in cash at the end of 1997 was primarily due to increased combat boot inventories and the investment in inventory for the ICW boot. For its DMS combat boot contract, Wellco was maintaining a larger inventory to meet the four day shipping requirement for maximum evaluation points.

The following table summarizes the other major sources and (uses) of cash for the last three years:

                                                       (in thousands)

                                                     1998        1997       1996
                                                     ----        ----       ----

Income Before Depreciation, Net Investment
Income, Equity in Loss of Affiliate and Stock
Repurchase Charge .............................   $    99    $ 1,083    $   810
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities ......       400     (2,718)    (1,542)
Deferred Taxes, Tax Refund Receivable, and
Other .........................................      (427)        10       (165)
Net Cash Provided By (Used In) Operations .....        72     (1,625)      (897)
Net Cash From Sale of Marketable Securities ...                           5,257
Cash Used to Repurchase Company's  Stock ......                          (5,579)
Cash From Bank  Line of Credit ................     1,883      4,350      4,500
Cash Used to Repay Bank Line of Credit ........      (685)    (2,663)    (4,520)
Cash From Bank Loan for Warehouse Addition ....       400
Cash Used for Warehouse Addition ..............      (381)
Cash Used to Repay Bank Loan ..................       (73)
Cash Used to Purchase Equipment ...............    (1,054)      (474)      (371)
Cash Dividends Paid ...........................      (233)      (227)      (140)
Cash From Stock Options Exercised .............        86        147
Net Increase (Decrease) in Cash ...............   $    15    $ ( 492)   $(1,750)


For 1998, cash for a $1,831,000 increase in inventory was provided by a decrease in accounts receivable of $2,679,000. Accounts payable, accrued liabilities and accrued income taxes decreased by $448,000. These are the primary changes that resulted in $72,000 of cash provided by operations.

As stated above, cash from the bank line of credit was used to finance the purchase of equipment for the new ICB contract. In addition, cash from a three year bank term loan was used for a warehouse addition.

The bank's commitment for a total $4,000,000 line of credit expires on December 31, 1998, and is subject to renewal at the bank's discretion.

The primary reason for the 1997 decrease in cash was the increased investment in DMS combat boot inventories and the investment in inventory for the new ICW boot.

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

The new warehouse was substantially completed by the end of the 1998 fiscal year. In order to reduce the amount of cash invested in boot inventory, Wellco has more recently reduced its production level and has had short periods of suspended manufacturing operations. The reduction in boot inventories will extend well into the 1999 fiscal year. During this period, use of the bank line of credit should gradually decrease. The settlement and collection of the claim under the April, 1998 Agreement with DSCP should also reduce borrowings under the line.

The Company has no other material commitments for capital equipment. Note 14 to the Consolidated Financial Statements provides information about additional cash payments that might result from Wellco's repurchase of its stock in the 1996 fiscal year. During the 1999 fiscal year, Wellco will continue to rely on the bank line of credit. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                     (in thousands except per share amounts)


                                                  JUNE 27,    JUNE 28,  JUNE 29,
                                                      1998        1997      1996
                                                  --------    --------  --------

REVENUES (Notes  6, 18 and 20) ...............   $ 23,917    $ 21,199  $ 19,968
                                                 --------    --------  --------

COSTS AND EXPENSES:
     Cost of sales and services ..............     22,340      17,611    17,168
     General and administrative expenses .....      2,123       2,362     2,112
                                                 --------    --------   --------
     Total ...................................     24,463      19,973    19,280
                                                 --------    --------   --------

CONTRACT CLAIM (Note 21) .....................        226

OPERATING INCOME (LOSS) ......................       (320)      1,226       688
                                                 --------    --------   --------

INTEREST EXPENSE .............................        219         191        39

DIVIDEND AND INTEREST INCOME .................         12          53       215

NET INVESTMENT INCOME (Note 4) ...............                            1,204
                                                 --------    --------   --------

INCOME (LOSS) BEFORE EQUITY IN LOSS
     OF AFFILIATE AND STOCK
     REPURCHASE CHARGE .......................       (527)      1,088     2,068

EQUITY IN LOSS OF AFFILIATE (Note 5) .........                             (601)

STOCK REPURCHASE CHARGE (Note 13) ............                             (110)
                                                 --------    --------   --------

INCOME (LOSS) BEFORE INCOME TAXES ............       (527)      1,088     1,357

PROVISION (BENEFIT) FOR INCOME TAXES
(Note 12) ....................................       (190)        330       366
                                                 --------    --------   --------

NET INCOME (LOSS) ............................   $   (337)   $    758  $    991
                                                 ========    ========   ========
EARNINGS (LOSS) PER SHARE (Note 17)
     Basic earnings (loss) per share .........   $  (0.29)   $   0.67  $   0.53
     Diluted earnings (loss) per share .......   $  (0.29)   $   0.66  $   0.52
                                                 ========    ========   ========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 27, 1998 AND JUNE 28, 1997
                                 (in thousands)

                                     ASSETS


                                                            JUNE 27,    JUNE 28,
                                                                1998        1997
                                                            --------    --------

CURRENT ASSETS:
     Cash ............................................      $   196      $   181
     Receivables, net (Notes 2, 8 and 21) ............        2,247        4,926
     Inventories (Notes 3 and 8) .....................        9,508        7,677
     Deferred taxes  (Note 12) .......................          288          341
     Income tax refund receivable (Note 12) ..........          292
     Prepaid expenses ................................            4            6
                                                            -------      -------
     Total ...........................................       12,535       13,131
                                                            -------      -------

MACHINERY LEASED TO LICENSEES, net
     (Note 6) ........................................           16           36

PROPERTY, PLANT AND EQUIPMENT, net
     (Note 7) ........................................        2,333        1,313

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition (Note 1) ...........          228          228
     Intangible pension asset (Note 10) ..............          440          511
                                                            -------      -------
     Total ...........................................          668          739
                                                            -------      -------

DEFERRED TAXES (Note 12) .............................          468          433
                                                            -------      -------

TOTAL ................................................      $16,020      $15,652
                                                            =======      =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 27, 1998 AND JUNE 28, 1997
                        (in thousands except share data)

                             LIABILITIES AND EQUITY


                                                         JUNE 27,       JUNE 28,
                                                             1998           1997
                                                         --------       --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 8) .......     $  2,885      $  1,687
     Accounts payable ..............................        1,696         2,064
     Accrued liabilities (Notes 9, 10 and 11) ......        1,490         1,570
     Accrued income taxes (Note 12) ................          241           357
     Current maturity of note payable (Note 14) ....          146           107
                                                         --------      --------
         Total .....................................        6,458         5,785
                                                         --------      --------

LONG-TERM LIABILITIES:
     Pension obligation (Note 10) ..................        1,762         1,759
     Note payable (Note 14) ........................          491         1,030

COMMITMENT AND CONTINGENCIES (Notes 22 and 23)

STOCKHOLDERS' EQUITY (Notes  5, 10, 13, 14, 15,
     and 16):
     Common stock, $1.00 par value; shares
         authorized- 2,000,000; shares issued
         and outstanding- 1,163,246 at 1998,
         1,150,646 at 1997 .........................        1,164         1,151
     Additional paid-in capital ....................          192           119
     Retained earnings .............................        6,688         6,430
     Pension liability adjustment ..................         (735)         (622)
                                                         --------      --------
         Total .....................................        7,309         7,078
                                                         --------      --------

TOTAL ..............................................     $ 16,020      $ 15,652
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                                 (in thousands)

                                                  JUNE 27,  JUNE 28,    JUNE 29,
                                                      1998      1997        1996
                                                  --------  --------    --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ........................   $  (337)   $   758    $   991
                                                  -------    -------    -------
     Adjustments  to reconcile  net income
     (loss) to net cash provided by (used
     in) operating activities:
         Depreciation and amortization ........       436        325        312
         Net investment income ................                          (1,204)
         Equity in loss of affiliate ..........                             601
         Stock repurchase charge ..............                             110
         (Increase) decrease in-
             Accounts receivable ..............     2,679        316     (1,975)
             Inventories ......................    (1,831)    (3,753)       371
             Other current assets .............      (237)        30         52
         Increase (decrease) in-
             Accounts payable .................      (368)       285        246
             Accrued liabilities ..............       (80)       215       (116)
             Accrued income taxes .............      (116)       218        (68)
             Pension obligation ...............       (39)       (68)       (26)
             Other ............................       (35)        49       (191)
                                                  -------    -------    -------
                                                      409     (2,383)    (1,888)
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES .....................        72     (1,625)      (897)
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of current
         marketable securities ................                             996
     Sales of noncurrent
         marketable securities ................                           4,261
     Purchases of equipment, net ..............    (1,435)      (474)      (371)
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES ....................    (1,435)      (474)     4,886
                                                  -------    -------    -------


                            (continued on next page)



                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                                 (in thousands)

                                                  JUNE 27,   JUNE 28,   JUNE 29,
                                                      1998       1997       1996
                                                  --------   --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings ......     1,883      4,350      4,500
     Repayment of short-term borrowings .......      (685)    (2,663)    (4,520)
     Proceeds from long-term debt .............       400
     Repayment of long-term debt ..............       (73)
     Cash dividends paid ......................      (233)      (227)      (140)
     Repurchase of common stock ...............    (5,579)
     Stock option exercise ....................        86        147
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES .....................     1,378      1,607     (5,739)
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............        15       (492)    (1,750)

CASH AT BEGINNING OF YEAR .....................       181        673      2,423
                                                  -------    -------    -------

CASH AT END OF YEAR ...........................   $   196    $   181    $   673
                                                  =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
         Interest .............................   $   170    $    94    $    39
         Income taxes .........................       141        192        561
     Noncash investing and financing activity-
         Adjustment of stock repurchase note ..      (828)       646
         Noncash decrease in Investment in
             Affiliate from stock repurchase ..                           4,928
         Note issued as part of stock
             repurchase .......................                             492
         Noncash decrease in marketable
             securities to fair value .........                            (730)
                                                  =======    =======    =======



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                 JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996
                        (in thousands except share data)


                                               JUNE 27,    JUNE 28,     JUNE 29,
                                                   1998        1997         1996
                                               --------    --------     --------

COMMON STOCK (Notes 5, 13, 15 and 16):
     Balance at beginning of year ..........   $  1,151    $    374    $    885
     Repurchase of common stock ............                               (511)
     Common stock issued in stock split ....                    749
     Stock option exercise .................         13          28
                                               --------    --------    --------
     Balance at end of year ................      1,164       1,151         374
                                               --------    --------    --------


ADDITIONAL PAID-IN CAPITAL:
     (Notes 5, 13, 15 and 16):
     Balance at beginning of year ..........        119         598       1,409
     Repurchase of common stock ............                               (811)
     Transfer to common stock the par value
         of stock issued in stock split ....                   (598)
     Stock option exercise .................         73         119
                                               --------    --------    --------
     Balance at end of year ................        192         119         598
                                               --------    --------    --------

RETAINED EARNINGS (Notes 5, 13, 14 and 16):
     Balance at beginning of year ..........      6,430       6,696      15,412
     Repurchase of common stock ............                             (9,567)
     Adjustment of note payable from stock
         repurchase ........................        828        (646)
     Transfer to common stock the par value
         of stock issued in stock split ....                   (151)
     Net income (loss) .....................       (337)        758         991
     Cash dividends (per share: 1998-$.20;
         1997-$.20; 1996-$.125) ............       (233)       (227)       (140)
                                               --------    --------    --------
     Balance at end of year ................      6,688       6,430       6,696
                                               --------    --------    --------

PENSION LIABILITY ADJUSTMENT (Note 10)
     Balance at beginning of year ..........       (622)       (622)       (525)
     Change for the year ...................       (113)                    (97)
                                               --------    --------    --------
     Balance at end of year ................       (735)       (622)       (622)
                                               --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY .................   $  7,309    $  7,078    $  7,046
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 27, 1998, June 28, 1997, and June 29, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation
                  The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries. Appropriate eliminations have been made of all material intercompany transactions and balances.

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

         Fair Value of Financial Instruments
                  The carrying values of financial instruments at June 27, 1998 (cash, receivables and accounts payable) approximate fair value. The carrying value of the note payable is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

         Depreciation
                  The  Company   uses  the   straight-line   method  to  compute
                  depreciation on machinery leased to licensees and property, plant and equipment used by the Company.

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

         Stock-Based Compensation Plans
                  Statement  of  Financial  Accounting  Standards  No. 123 (SFAS
                  123), "Accounting for Stock- Based Compensation," was effective as of the beginning of the 1997 fiscal year. SFAS 123 provides for a choice of using a fair value method to record compensation expense related to stock-based compensation, or to continue using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees". The Company chose to continue using APB 25 under which compensation expense is generally recognized if there is a difference between the award price for stock options and the stock's market price at the date of award.

         Recent Statements of the Financial Accounting Standards Board
                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
                  130), "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending July 3, 1999. This statement establishes standards for reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Under SFAS 130, the Company's pension liability adjustment would be reported as an item of comprehensive income.

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS
                  131), "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending July 3, 1999. This Statement supersedes Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", which presently determines the Company's segment and related reporting, and under which the Company has one segment. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas. The Company believes that the only significant effects on its disclosures resulting from SFAS 131 would be the additional disclosures if it has more than one reportable operating segment. The Company has not as yet determined if it has more than one reportable operating segment under SFAS 131.

                  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for the Company's fiscal year ending July 3, 1999. This Statement supersedes the disclosure requirements of Financial Accounting Standards Board Statement No. 87, "Employer's Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and does not address measurement or recognition of such items.

2. RECEIVABLES:

The majority of receivables at June 27, 1998 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 1998 and 1997 are not significant.

3.       INVENTORIES:

         The components of inventories are:

                                                                (in thousands)
                                                           1998             1997
                                                           ----             ----

Finished Goods ...............................           $4,747           $2,551
Work in Process ..............................            2,077            2,647
Raw Materials and Supplies ...................            2,684            2,479
                                                         ------           ------
Total ........................................           $9,508           $7,677
                                                         ======           ======

4. MARKETABLE SECURITIES:

         In the 1996 fiscal year, all marketable securities were sold to provide the majority of the cash portion of the consideration paid by Wellco to repurchase 1,531,272 shares of its outstanding common stock (see Note
         13).

         Proceeds from the sale of marketable securities in fiscal 1996 were $4,261,000. Gross realized gains and losses in fiscal 1996 were as follows:



                                                                  (in thousands)
                                                                            1996
                                                                            ----

Gross Realized Gains ....................................               $ 1,326
Gross Realized Losses ...................................                  (122)
                                                                        -------
Net Investment Income ...................................               $ 1,204
                                                                        =======


5.   INVESTMENT IN AFFILIATE:

         On December 30, 1994, Wellco purchased from Coronet Insurance Company for cash 400,000 shares of the common stock of Alba Waldensian, Inc.
         (Alba) which represented 21.5% of total Alba common shares.

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

6.       MACHINERY LEASED TO LICENSEES:

         Accumulated depreciation netted against the cost of leased assets in the 1998 and 1997 Consolidated Balance Sheets is $1,503,000 and $1,483,000, respectively. Rental revenues for the fiscal years 1998, 1997, and 1996 were $141,000, $178,000 and $128,000, substantially all of which vary with lessees' production or shipments.


7.       PROPERTY, PLANT AND EQUIPMENT:

         The cost and accumulated depreciation of property, plant and equipment are summarized as follows:


                                                          (in thousands)
                                                                       Estimated
                                              1998         1997      Useful Life
                                              ----         ----      -----------

Land ................................       $  107       $  107       N/A
Buildings ...........................          774          774       45 Years
Construction in Progress
(Warehouse Addition) ................          381                    N/A
Machinery & Equipment ...............        3,632        2,797       2-20 Years






                                                                       Estimated
                                              1998         1997      Useful Life
                                              ----         ----      -----------

Furniture & Fixtures ................          709          610       2-10 years
Leasehold Improvements ..............           63           63       *
Total Cost ..........................       $5,666       $4,351
Total Accumulated
Depreciation ........................       $3,333       $3,038

                  *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

8.       LINES OF CREDIT:

         In April 1998 the Company increased its bank line of credit from $2,000,000 to $4,000,000. The increased line, which expires December 31, 1998, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $1,646,000) and all non-governmental accounts receivable and inventory ($1,606,000). At June 27, 1998, borrowings on the line of credit were $2,885,000 with $1,115,000 available in additional borrowings.

         Interest is at the prime rate of 8.5% at June 27, 1998. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at June 27, 1998. The Company has received from the bank a waiver for the period ended June 27, 1998 regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.

9.       ACCRUED LIABILITIES:
         The components of accrued liabilities are:

                                                               (in thousands)
                                                           1998             1997
                                                           ----             ----
Compensation .................................           $  763           $  892
Pension ......................................              191              133
Retiree Health Benefits ......................              225              170
Contribution .................................                               115
Interest Expense .............................              146               97
Other ........................................              165              163
                                                         ------           ------
Total ........................................           $1,490           $1,570
                                                         ======           ======

10. PENSION PLANS:

         The Company's pension plans provide retirement benefits based on either years of service or final average annual earnings.

         The components of pension expense computed in accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting For Pensions" are:

                                                            (in thousands)
                                                   1998        1997        1996
                                                   ----        ----        ----

Benefits Earned for Service in the
Current Year ...............................      $ 139       $ 147       $ 148
Interest on the Projected Benefit
Obligation .................................        394         388         368
Return on Plan Assets ......................       (254)       (234)       (206)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses
Against Actuarial  Assumptions .............        162         163         156
Pension Expense ............................      $ 441       $ 464       $ 466

         The liability of the plans at June 27, 1998 and June 28, 1997, and the components of the pension liability accrued in the balance sheets are:

                                                              (in thousands)

Pension Liability:                                         1998            1997
                                                           ----            ----

Accumulated Benefit Obligation,
  Substantially All Vested .......................       $ 5,482        $ 5,152
Obligation for Actuarially Projected
  Future Salary Increases ........................           333            297
Projected Benefit Obligation .....................         5,815          5,449
Plan Assets at Fair Value ........................        (3,530)        (3,261)
Projected Obligation Greater than Assets .........         2,285          2,188
Less Projected Future Salary Increases ...........          (333)          (296)
Pension Liability Recognized in the
  Consolidated Financial Statements ..............       $ 1,952        $ 1,892

                                                              (in thousands)

Components of Pension Liability:                           1998            1997
                                                           ----            ----
Unamortized Costs Not Yet Charged Against Operations-
Net Obligation at July 1, 1987 ...........................  284             355






Net Obligation From Changes to the Plans
  Since July 1, 1987 ...............................          276           323
Net Loss From Actuarial Assumptions Being
  Different From
Actual .............................................        1,325         1,072
Less Projected Future Salary Increases .............         (333)         (296)
Total Liability Not Yet Charged Against
  Operations .......................................        1,552         1,454
Amount of Liability That Has Been Charged
  Against Operations ...............................          400           438
Total Pension Liability ............................      $ 1,952       $ 1,892


         The pension liability not yet charged against operations is a part of the long-term pension obligation liability. This liability at June 27,1998 is offset by an intangible pension asset of $440,000 ($511,000 at June 28, 1997) and an equity reduction, net of income taxes, of $735,000 for 1998 and $622,000 for 1997. Plan assets are invested in the General Investment Account of the Company's actuary. This account invests primarily in high-quality, fixed income mortgage obligations and corporate bonds. The assumed average discount rate and the expected long-term rate of return on plan assets is 7.0% for 1998 and 7.5% for 1997. To the extent projected benefits are based on final average annual earnings, the assumed rate of annual increase in future salary levels is 5.5%.


11. RETIREE HEALTH BENEFITS:

         The Company accounts for the costs and liability of health care benefits for retired employees using Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions". The liability at the date of adoption of FAS 106 (July 4, 1993) is being recognized over employee future service lives.

         Employees of the North Carolina plant who meet certain criteria and retire early (age 62-64) or become disabled, receive for themselves, but not for their dependents, the same health insurance benefits received by active employees. All benefits terminate when the employee becomes eligible to receive Medicare (usually age 65 or 30 months after disability date). This benefit is provided at no cost to the employee and the Company does not fund the cost of this benefit prior to costs actually being incurred.

         The cost of retiree health benefits included in 1998, 1997 and 1996 Statements of Operations was:

                                                            (in thousands)
                                                          1998     1997     1996
                                                          ----     ----     ----
Benefits Earned for Current Service .................      $23      $25      $26
Interest Cost on Accumulated Liability ..............       23       24       22
Amortization of the July 4, 1993 Liability ..........       14       14       13
                                                           ---      ---      ---
Total Cost ..........................................      $60      $63      $61
                                                           ===      ===      ===

                                      -25-

         The reconciliation of the total liability to the amount included as a liability in the Consolidated Balance Sheet (see Note 9) at June 27, 1998 and June 28, 1997 is:

                                                            (in thousands)

Accumulated Liability For:                                       1998      1997
                                                                 ----      ----

Retired Employees ..........................................    $  45     $  16
Other Employees ............................................      336       268
Total ......................................................      381       284
Less Balance of Unrecognized Liability at July 4, 1993 .....     (213)     (227)
Unrecognized Net Gain Since July 4, 1993 ...................       57       113
Liability Recognized in the Consolidated Balance Sheet .....    $ 225     $ 170


         The assumed health care cost trend rate used to project expected future cost was 12.0% in 1998 (11.0% in 1997), gradually decreasing to 6% by 2004 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 7% for 1998 and 8% for 1997. The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.


12. INCOME TAXES:

         The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:

                                                            (in thousands)
                                                   1998        1997         1996
                                                   ----        ----         ----

Federal Provision (Benefit):
   Currently Payable (Refundable) ..........      $(294)      $ 355       $ 457
    Deferred ...............................         76         (87)       (185)
    Total Federal ..........................       (218)        268         272
State Provision ............................         28          62          94
Total Provision (Benefit) ..................      $(190)      $ 330       $ 366


     A reconciliation of the effective income tax rate for the 1998, 1997 and 1996 fiscal years is as follows:



                                                         1998     1997      1996
                                                         ----     ----      ----
Statutory Federal Income Tax  Rate ..................     34%      34%      34%
Current Period Income of Puerto Rico Subsidiary
Substantially Exempt From Puerto Rican and
Federal Income Taxes ................................      9%      (7%)     (7%)
State Taxes, Net of Federal Tax Benefit .............     (4%)      5%       5%
Difference in Book and Tax Basis of Investment
in Affiliate ........................................                       (6%)
Standstill Agreement ................................                         3%
Untaxed Foreign Sales Corporation Income ............      2%       *        *
Non-deductible Expenses .............................     (4%)      *        *
Other ...............................................     (1%)     (2%)     (2%)
Effective Income Tax Rate ...........................     36%      30%      27%
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

The accumulated undistributed earnings ($4,577,000 at June 27, 1998) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future.

At June 27,1998, the Company has an income tax refund receivable for the carryback of the 1998 loss.

Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 1998 and 1997 are as follows:


                                                                  (in thousands)
Deferred Tax Assets:                                               1998     1997
                                                                   ----     ----
Pension Cost Charged Against Financial Statement Income,
Not Yet Deducted From Taxable Income .........................     $ 71     $104
Tax Effect of Pension Liability Charged Against Equity .......      379      320








Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable Income ....       162        158
Additional Costs Inventoried for Tax Purposes .............       112        142
State NOL Carry Forward ...................................        70
Other .....................................................        88         99
Total Deferred Tax Assets .................................       882        823
Valuation Allowance .......................................       (70)
Net Deferred Tax Assets ...................................       812        823
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income Not Yet
Charged Against Financial Statement Income ................        56         49
Net Deferred Tax Assets ...................................     $ 756      $ 774

         The company has recorded a valuation allowance of approximately $70,000 in order to reduce its deferred tax assets relating to certain tax carry forwards to an amount which is more likely than not to be realized.


13. REPURCHASE OF STOCK:

         On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. Cash of $5,460,000 and 400,000 shares of Alba- Waldensian, Inc. (Alba) common stock was paid to Coronet and Affiliates for these Wellco shares. In addition, the Stock Repurchase Agreement provides that certain additional payments may be made through Wellco's fiscal year 2003 (see Note 14). Under North Carolina law the shares repurchased constitute authorized but unissued shares.

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

         Wellco's counsel has advised that, because the Stock Repurchase Agreement was not executed by Coronet and Affiliates and other actions required of them by the Agreement were not performed, and because Coronet Insurance Company is being liquidated by the Director of Insurance of the State of Illinois, some uncertainty exists as to: (i) the enforceability of provisions of the Stock Repurchase Agreement, and
         (ii) if enforceable, to whom any additional obligation under the Agreement is owed. However, the Consolidated Financial Statements of Wellco reflect the full application of the stock repurchase agreement (See Note 14).

14. NOTES PAYABLE:

         Note 13 gives information about certain additional payments that may be made under the Stock Repurchase Agreement, as well as information about the uncertainty as to the Agreement's enforceability. Notwithstanding this, generally accepted accounting principles require that an obligation be reflected as a Note Payable in the Consolidated Balance Sheets for the estimated additional payments that would be made if the Agreement is enforceable. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of the estimated payment for the fiscal year of 2003, discounted at a rate of 8.5%, is $309,000.

         During the third and fourth quarters of the 1998 fiscal year, the Company revised its initial estimate of the amount that might be paid because of the decreased profits for the fiscal year. This decreased the Note Payable as shown in the Consolidated Balance Sheet and increased Retained Earnings by $828,000.

         The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The Note Payable has been calculated on this basis. The Stock Repurchase Agreement does not provide for the payment of interest. However, generally accepted accounting principles require that interest be imputed, and $97,000 of interest expense was recorded in 1997 and $49,000 in 1998. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

         A bank had provided a three year term loan as part of the cash required to construct a new warehouse adjoining the Company's existing facilities in Waynesville, North Carolina. This loan is payable in monthly installments of $12,125 plus interest at the bank's prime rate of 8.5% at June 27, 1998 and $328,000 was outstanding under this loan at June 27, 1998. The installments of long-term debt maturing in each of the three fiscal years are: 1999 - $146,000, 2000 - $146,000 and
         2001 - $36,000.

15. STOCK OPTIONS:

         On July 2, 1997, the Board of Directors approved the 1997 Stock Option Plan for Key Employees (1997 Key Employees Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Non-Employee Directors
         Plan). Both plans were subsequently approved by shareholders at their

         1997 Annual Meeting.

         These Plans provide for the granting of options to purchase 99,000 shares (1997 Key Employee Plan) and 16,000 shares (1997 Non-Employee Directors Plan), and at June 27, 1998, options for the purchase of 93,000 shares were granted under the 1997 Key Emloyee Plan and 14,000 shares under the 1997 Non-Employee Directors Plan. Under both Plans, the option price is the market price on the date granted and options have a life of 10 years from the date granted. Options granted under both of these plans were fully exercisable on the date granted except for certain options granted to certain officers which are not fully exercisable until future years in order to qualify them for certain tax treatment. Options for the purchase of 83,600 shares were immediately exercisable, with the remaining options being exercisable in 1999 - 11,700; 2000 - 8,300; and 2001 - 3,400.

         Under the 1996 Stock Option Plan, the Compensation Committee of the Board of Directors was authorized to grant stock options for the purchase of up to 60,000 shares of the Company's common stock. Options for 52,500 shares have been granted under the 1996 Plan and the option exercise price was the market price on the date granted.

         In addition, the Company has a small number of granted and unexercised, fully exercisable stock options under the 1985 Stock Option Plan. All options available under the 1985 Plan have been granted.

         Transactions involving these Plans for the last three fiscal years are summarized below:


                                                        No. of  Weighted-Average
Option Shares:                                          Shares    Exercise Price

Outstanding at July 1, 1995 ...................          2,100       $    5.50
Granted .......................................         52,500            5.32
Outstanding at June 29, 1996 ..................         54,600            5.33
Exercised .....................................        (27,500)           5.34
Outstanding at June 28, 1997 ..................         27,100            5.32
Granted .......................................        107,000           12.10
Exercised .....................................        (12,600)           6.73
Forfeited .....................................         (2,000)          12.00
Outstanding at June 27, 1998 ..................        119,500           11.13



         The following table summarizes information about fixed stock options outstanding at June 27, 1998:

                                                                Weighted-Average
                                                                       Remaining
             Range of Exercise    Weighted Average              Contractual Life
Number                  Prices      Exercise Price                      in Years
 16,500            $5.00-$5.50               $5.05                           7.0
103,000           $12.00-$17.50             $12.11                           9.0


         Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," became effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts):

                                                             1998           1996
                                                             ----           ----
Net Income (Loss), As Reported ......................       $(337)       $   991
Net Income (Loss), Pro Forma ........................       $(626)       $   957
Net Income (Loss) Per Share, As Reported ............       $(.29)       $   .53
Net Income (Loss) Per Share, Pro Forma ..............       $(.54)       $   .51

         No options were granted during 1997.

         The fair value on the date options were granted (the amount deducted from net income as reported in arriving at pro forma net income (loss) amounts above) was estimated using the Black-Scholes option pricing model using the following assumptions:



                                                            1998           1996
                                                            ----           ----

Expected Dividend Yield                                     1.67%          3.78%
Expected Stock Price Volatility                            39.40%         19.24%
Risk-Free Interest Rate                                     5.55%          5.48%
Expected Life of Options in Years                            2.90           2.29
Weighted-Average Fair Value of
Options Granted                                             $3.54          $0.65


16. STOCK SPLIT:

All common shares and per share amounts give effect to a three-for-one stock split affected in the
                                      -31-
         form of a stock dividend distributed on January 3, 1997 to stockholders of record on December 6, 1996. The par value of the new shares issued, $749,000, was transferred to Common Stock from Additional Paid-In Capital ($598,000) and Retained Earnings ($151,000).


17.  EARNINGS PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128 (SFAS 128),
         "Earnings per Share" effective for financial statements issued for periods ending after December 15, 1997. This Statement requires companies to present basic earnings per share (EPS) and diluted earnings per share.

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options. As required by SFAS No. 128, all earnings per share data for fiscal periods prior to 1998 has been restated.

         The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                               For the Fiscal Year Ended 6-27-98
                                                Income       Shares    Per-Share
                                             (Numerator  (Denominator)    Amount


Basic EPS Available to Shareholders ..........$(337,000)   1,161,103   $  (0.29)
Effect of Dilutive Stock-based
  Compensation
Arrangements (Note: N/A - Anti-dilutive)
Diluted EPS Available to Shareholders ....... $(337,000)   1,161,103   $  (0.29)


                                               For the Fiscal Year Ended 6-28-97
                                                Income       Shares    Per-Share
                                             (Numerator) (Denominator)    Amount

Basic EPS Available to Shareholders ......... $ 758,000   1,126,113     $   0.67
Effect of Dilutive Stock-based Compensation
Arrangements ...................................             26,698
Diluted EPS Available to Shareholders ....... $ 758,000   1,152,811     $   0.66








                                               For the Fiscal Year Ended 6-29-96
                                                Income       Shares    Per-Share
                                              (Numerator) Denominator)    Amount


Basic EPS Available to Shareholders ............$ 991,000   1,884,648   $   0.53
Effect of Dilutive Stock-based Compensation
Arrangements ...................................               17,080
Diluted EPS Available to Shareholders ..........$ 991,000   1,901,728   $   0.52

18. SEGMENT AND REVENUE INFORMATION:

The Company operates in one industry segment. Substantially all the Company's operating activity is from the sale of military footwear and related items, whether sold directly by the Company or its licensees.

Revenues by class of product, major customer and export revenues for 1998, 1997 and 1996 were:

                                                       Percent of Total Revenues
                                                     1998        1997       1996
                                                     ----        ----       ----
Revenues By Class of Product:
Sales of Footwear and Related Items ...........        95%        96%        97%
Revenues From Licensees .......................         5%         4%         3%
Total .........................................       100%       100%       100%
Major Customer-U. S. Government ...............        73%        69%        70%
Export Revenues ...............................         5%         8%        12%

         The majority of export revenues are to Canada, and Central and South American countries.



19. YEAR 2000 DATE CONVERSION (UNAUDITED):

         The Company recognizes the need to consider whether its operations will be adversely impacted by Year 2000 software failures. While software and systems used by Wellco is now compliant with Year 2000, customers and vendors who will not be timely compliant with Year 2000 could adversely affect Wellco's results of operations and financial condition, although such adverse affect should not be long term or permanent. See the Forward Looking section of the Management's Discussion and Analysis section of this Annual Report for the actions Wellco is taking to identify and minimize any Year 2000 problems.

GOVERNMENT BOOT CONTRACT REVENUES:

         Revenues in 1998 include $210,000 representing the estimated amount of certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to will be included in the period of settlement. Income before income taxes in 1997 was decreased by $73,000 from contract actions settled with the U.S. Government at amounts different than previously recorded estimates. There were no differences of significance for 1998.

21. CONTRACT CLAIM:

         In April 1998 Wellco executed an Agreement with Defense Supply Center Philadelphia (DSCP). The Agreement provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the fourth quarter of the 1997 fiscal year and the first two quarters of the 1998 fiscal year. Wellco maintained that it was due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract. This interpretation was later changed to the detriment of Wellco. The Agreement provides that any disagreement between Wellco and DSCP on an item of cost will be subject to binding arbitration. The cost reimbursement is limited to $1,000,000.

         Wellco  submitted  its claim  under  the  Agreement  in late May,  1998 documenting more than $1,000,000 in costs incurred. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim. Binding arbitration will be used to determine how much, if any, of the remaining $754,000 will be paid by DSCP to Wellco. It is expected that this arbitration procedure will take a few months and Wellco, although confident that a significant amount of the $754,000 will ultimately be paid, cannot reasonably predict what the arbitrator will decide. Therefore, the 1998 Consolidated Statements of Operations includes $226,000 of income related to this claim, representing the agreed to $246,000 less $20,000 of related costs. Any amount Wellco will receive beyond $246,000 will be recorded at the time of the arbitration decision.


22. COMMITMENT:

         Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum shares that could be purchased at June 27, 1998 is approximately 83,000.

23. CONTINGENCIES:

         In April 1997, the Company was served with a subpoena issued by a grand jury empaneled in the United States District Court for the Eastern District of Pennsylvania which requires the production of certain documents for the period January 1, 1990 until April 29, 1997. The Company was informed through its legal counsel that the grand jury was investigating possible violations of antitrust laws primarily involving alleged collusive activities among manufacturers of combat boots for the U.S. Government. In August, 1998, the Company's legal counsel was notified the Company's documents were being returned and informed that the grand jury's investigation has been closed.

         In March 1998 the Company was served with a civil action complaint. The Plaintiff is alleging that the Company, during the period October, 1995 through September, 1996, untimely delivered defective work shoes which resulted in certain losses for the Plaintiff as well as precluding Plaintiff from competing on a subsequent contract. In addition, the complaint alleges that Wellco submitted as its bid prototype one of the Plaintiff's work shoes which resulted in the subsequent contract being awarded to Wellco. It is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 8, 1998

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                     Fiscal Year 1998 Quarters

                           First         Second         Third             Fourth

Market Price Per Share-
High                       20 7/8        17 1/2         14 1/4            13
Low                        12            13 3/4         11 3/4            10 1/2
Per Share Cash Dividend
  Declared                                 $.10                             $.10


                                     Fiscal Year 1997 Quarters

                           First         Second          Third            Fourth
Market Price Per Share-
High                       10 1/3        15              14 5/8           14 3/4
Low                         6 1/2         8               9               11 1/5
Per Share Cash Dividend
  Declared                                $.10                              $.10


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of August 28, 1998 was 277.

All per share amounts have been adjusted to give effect to a three-for-one split in the form of a stock dividend paid on January 3, 1997.


Registrar and Transfer Agent
ChaseMellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                                      Fiscal Year 1998 Quarters

                           First         Second          Third            Fourth

Revenues                  $5,676         $7,926         $5,162           $5,153
Cost of Sales and
  Services                 5,435          7,317          5,046            4,542
Net Income (Loss)           (233)            15        (A) 434        (B)  (553)
Net Income (Loss)
  Per Share                $(.20)          $.01           $.37            $(.48)


                                      Fiscal Year 1997 Quarters


                           First         Second          Third            Fourth

Revenues                  $4,990         $4,738     (C)  $2,501           $8,970
Cost of Sales and
  Services                 4,086          3,917           2,008            7,600
Net Income (Loss)            298            208             (91)      (D)    343
Net Income (Loss)
  Per Share)                $.27           $.18           $(.08)            $.30

(A) Increased by $718,000 for the contract claim discussed in Note 21 to the Consolidated Financial Statements. In the March, 1998 meeting which resulted in this claim, Wellco outlined the cost items that would be in its claim and DSCP did not react unfavorably to any item. After a $20,000 reduction for certain costs related to reaching this Agreement, in accordance with SOP 81-1, "Accounting For Performance of Construction - Type and Certain Production - Type Contracts, $980,000 was recorded as an item of income in the third quarter of the 1998 fiscal year.
(B) Decreased by $501,000 related to the adjustment of the claim receivable mentioned in (A) above. See Note 21 to the Consolidated Financial Statements.
(C) In December 1996, Wellco substantially completed combat boot shipments under the prior combat boot contract, and since it was not awarded a new contract until April 15, 1997, pairs of combat boots shipped in the quarter ended March 29, 1997 were significantly less that normal.
(D) Reduced by $76,000 contribution to the Wellco Foundation. Reduced by $28,000 representing the adjustment of tax provisions for the first three quarters, made at estimated annual effective tax rates, to the actual rate for the year. Reduced by $54,000 of interest cost. Also reduced by excess labor costs, freight costs and other inefficiencies caused by a significant change in combat boot shipment methods.

Officers and Directors

HORACE AUBERRY
Chairman of the Board and Chief Executive Officer

ROLF KAUFMAN
Vice Chairman of the Board

DAVID LUTZ
President and Chief Operating Officer and Treasurer

Officers

SVEN E. OBERG
V. P. - Technical Director

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Assistant Secretary and Controller

Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

JAMES T. EMERSON
Retired Engineer

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of Interstate / Johnson Lane

J. AARON PREVOST
Retired Banker

WILLIAM D. SCHUBERT
Principal of Advanced Management Concepts
(Management Consultants)

FRED K. WEBB, Jr.
Special Projects Manager of Wellco Enterprises, Inc.

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 16, 1998, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.  (Board  of
Directors)

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

         Identification of Executive Officers and Certain Significant Employees:


Name                               Age       Office
Horace Auberry                     67        Chairman of the Board of Directors,
                                             Chief Executive Officer
Rolf Kaufman                       68        Vice Chairman, Board of Directors
Sven Oberg                         59        Vice President-Technical Director
David Lutz, CPA                    53        President, Treasurer and Director
Richard A. Wood, Jr.               61        Secretary
Tammy Francis, CPA                 39        Controller, Assistant Secretary


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

Item 11. Executive Compensation.  (Executive Compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)

Item  13.   Certain   Relationships   and   Related   Transactions.   (Board  of
Directors/Security Ownership)

Since the beginning of the 1998 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 1998  fiscal year, no -
(1) (executive officer of the Registrant or member of his immediate family, (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
(3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was  indebted  to the  Registrant  or its  subsidiaries  in an amount  exceeding
$60,000.


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. All Financial Statements

                                                                            Page
                                                                          Number
Independent Auditors' Report                                                 11
The following consolidated financial statements of
Wellco Enterprises, Inc. are in the Registrant's 1998
Annual Report which is integrated into Part II of this Form 10-K immediately after page 12
Balance Sheets-at June 27, 1998  and June 28, 1997                        14-15*
Statements of Operations-years ended June 27,1998, June 28, 1997
and June 29, 1996                                                            13*
Statements of Cash Flows-years ended June 27, 1998, June 28, 1997
and June 29, 1996                                                         16-17*
Statements of Stockholders' Equity-years ended June 27, 1998, June
28, 1997 and June 29, 1996                                                   18*
Notes to Consolidated Financial Statements                                19-35*

* Page number in the 1998 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules

                                                                            Page
                                                                          Number
Schedule II                             Valuation Accounts                   13

All other schedules are omitted because they are not applicable or not required.

Exhibits

Exhibit                                                                     Page
Number         Description                                                Number
      3        Articles of Incorporation and By-Laws                        (a)
      10       Material Contracts:
               A. Bonus Arrangement*                                        (b)
               B. 1985 Stock Option Plan for Key Employees of
                  Wellco Enterprises, Inc.*                                 (c)
               C. 1996 Stock Option Plan for Key Employees of
                  Wellco Enterprises, Inc.*                                 (d)
               D. 1997 Stock Option Plan for Key Employees of
                  Wellco Enterprises, Inc.*                                 (e)
               E. 1997 Stock Option Plan for Non-Employee
                  Directors of Wellco                                       (e)
               Enterprises, Inc.*
      21       Subsidiaries of Registrant                                   14
      23       Consent of Experts                                           (f)

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy:

Exhibit 3         $40.00
Exhibit 10 A.       2.00
Exhibit 10 B.       3.00
Exhibit 10 C.       3.00
Exhibit 10 D.       3.00
Exhibit 10 E.       3.00

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

         (e) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.

         (f) Consent is contained in opinion of independent certified public accountants on page 11.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 27, 1998.

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


Date: October 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Horace Auberry                                           /s/ Rolf Kaufman
Horace Auberry, Chairman                                  Rolf Kaufman, Director


/s/ David Lutz                                              /s/ J. Aaron Prevost
David Lutz, Director                                  J. Aaron Prevost, Director


/s/ Fred K. Webb, Jr.
Fred K. Webb, Jr.,  Director



Date: October 9, 1998

                    INDEPENDENT AUDITORS' REPORT AND CONSENT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule filed under Part IV of
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wellco Enterprises, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference of the above report in the Prospectus constituting part of the Registration Statement 33-8246 of Wellco Enterprises, Inc. on Form S-8.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 8, 1998

                            WELLCO ENTERPRISES, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JUNE 27, 1998
               INDEX TO FINANCIAL STATEMENT SCHEDULE AND EXHIBITS


                                                                            Page
Financial Statement Schedule:                                             Number
Schedule II-Valuation Accounts                                               13
Exhibits:
Exhibit 3-Articles of Incorporation and By-Laws                              (a)
Exhibit 10 A.-Bonus Arrangement                                              (b)
Exhibit 10 B.-1985 Stock Option Plan for Key Employees
                      of Wellco Enterprises, Inc.                            (c)
Exhibit 10 C.-1996 Stock Option Plan for Key Employees
                      of Wellco Enterprises, Inc.                            (d)
Exhibit 10 D.-1997 Stock Option Plan for Key Employees
                      of Wellco Enterprises, Inc.                            (e)
Exhibit 10 E.-1997 Stock Option Plan for  Non-Employe
                      Directors of Wellco Enterprises, Inc.                  (e)
Exhibit 21-Subsidiaries of Registrant                                        14
Exhibit 23-Consent of Experts                                                (f)

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

(e) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.

(f) Consent is contained in opinion of Independent Certified Public Accountants on page 11.

                                   SCHEDULE II


             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                               VALUATION ACCOUNTS
    FOR THE FISCAL YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996



                  BALANCE AT      ADDITIONS
                BEGINNING OF     CHARGED TO                           BALANCE AT
DESCRIPTION             YEAR         INCOME          DEDUCTIONS      END OF YEAR
Allowance for
doubtful
accounts-
1998                     $58                                                $58
1997                     $37        $21 (A)                                 $58
1996                     $37                                                $37

(A) Additions to allowance for doubtful accounts.