Form 10-Q
period 1998-10-03
WELLCO ENTERPRISES INC
filed 1998-11-17
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: OCTOBER 3, 1998

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

Yes X No .

1,163,246 shares of $1 par value common stock were outstanding on November 17, 1998.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements









                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED OCTOBER 3, 1998










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 3, 1998 AND JUNE 27, 1998
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                       OCTOBER 3,       JUNE 27,
                                                             1998           1998
                                                       ----------       --------

CURRENT ASSETS:
     Cash ........................................      $    281       $    196
     Receivables .................................         2,534          2,247
     Inventories-
          Finished goods .........................         4,543          4,747
          Work in process ........................         1,308          2,077
          Raw materials ..........................         2,443          2,684
                                                        --------       --------
          Total ..................................         8,294          9,508
     Deferred taxes and prepaid expenses .........           395            292
     Income tax refund receivable ................           292            292
                                                        --------       --------
     Total .......................................        11,796         12,535
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,506 and $1,503) ..........................            13             16

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................         1,159          1,155
     Machinery and equipment .....................         3,669          3,632
     Furniture and automobiles ...................           717            709
     Leasehold improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         5,715          5,666
     Less accumulated depreciation and
        amortization .............................        (3,454)        (3,333)
                                                        --------       --------
     Net .........................................         2,261          2,333
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           440            440
                                                        --------       --------
     Total .......................................           668            668

DEFERRED TAXES ...................................           468            468
                                                        --------       --------

TOTAL ............................................      $ 15,206       $ 16,020
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 3, 1998 AND JUNE 27, 1998
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                        OCTOBER 3,      JUNE 27,
                                                              1998          1998
                                                       -----------      --------


CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  2,550      $  2,885
     Accounts payable ..............................        1,588         1,696
     Accrued compensation ..........................        1,013           988
     Accrued pension ...............................          135           191
     Accrued income taxes ..........................          191           241
     Other liabilities .............................          223           311
     Current maturity of note payable ..............          146           146
                                                         --------      --------
             Total .................................        5,846         6,458
                                                         --------      --------


LONG-TERM LIABILITIES:
     Pension obligation ............................        1,745         1,762
     Notes payable .................................          455           491

CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .................        1,164         1,164
     Additional paid-in capital ....................          192           192
     Retained earnings .............................        6,539         6,688
     Accumulated other comprehensive income
     (Note 1) ......................................         (735)         (735)
                                                         --------      --------
             Total .................................        7,160         7,309
                                                         --------      --------

TOTAL ..............................................     $ 15,206      $ 16,020
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
              (in thousands except per share and number of shares)

                                                           (unaudited)
                                                      OCTOBER 3,   SEPTEMBER 27,
                                                            1998            1997
                                                      ----------   -------------

REVENUES (Note 3) ..............................    $     4,957     $     5,676
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of sales and services ................          4,484           5,435
     General and administrative expenses .......            573             538
                                                    -----------     -----------

     Total .....................................          5,057           5,973
                                                    -----------     -----------

OPERATING LOSS .................................           (100)           (297)

NET INTEREST EXPENSE ...........................            (78)            (22)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES .......................           (178)           (319)

BENEFIT FOR INCOME TAXES .......................            (29)            (86)
                                                    -----------     -----------

NET LOSS AND COMPREHENSIVE LOSS (Note 1) .......    $      (149)    $      (233)
                                                    ===========     ===========

BASIC LOSS PER SHARE
     based on weighted average number of
     shares outstanding) .......................    $     (0.13)    $     (0.20)
                                                    -----------     -----------
     Shares used in computing basic
     earnings per share ........................      1,163,246       1,156,855
                                                    ===========     ===========

DILUTED LOSS PER SHARE based on weighted
     average  number of shares  outstanding
     and dilutive stock
      options) .................................    $     (0.13)    $     (0.20)
                                                    ===========     ===========
     Shares used in computing diluted
     earnings per share ........................      1,163,246       1,156,855
                                                    ===========     ===========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (in thousands)

                                                             (unaudited)
                                                        OCTOBER 3, SEPTEMBER 27,
                                                              1998          1997
                                                        ---------- -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net loss ........................................     $  (149)     $  (233)
                                                           -------      -------
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization ..............         124           91
          (Increase) decrease in-
               Accounts receivable ...................        (287)       2,593
               Inventories ...........................       1,214         (507)
               Other current assets ..................        (103)        (202)
          Increase (decrease) in-
               Accounts payable ......................        (108)         423
               Accrued liabilities ...................          25           15
               Accrued income taxes ..................         (50)        (105)
               Pension obligation ....................         (73)         (17)
               Other .................................         (88)        (105)
                                                           -------      -------
     Total adjustments ...............................         654        2,186
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................         505        1,953
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment, net ...........         (49)        (581)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES ...........................         (49)        (581)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under short-term
       agreements ....................................        (335)      (1,387)
     Principal payments of bank note payable .........         (36)        --
     Exercise of stock options .......................        --             58
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................        (371)      (1,329)
                                                           -------      -------


NET INCREASE IN CASH .................................          85           43

CASH AT BEGINNING OF PERIOD ..........................         196          181
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   281      $   224
                                                           =======      =======


                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (in thousands)

                                                             (unaudited)
                                                        OCTOBER 3, SEPTEMBER 27,
                                                              1998          1997
                                                        ---------- -------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................          $ 76          $  4
          Income taxes .............................            22           105
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                                 OCTOBER 3, 1998
                     (in thousands except number of shares)
                                   (unaudited)


                                    Common Stock            Additional
                                                 Par           Paid-In  Retained
                                   Shares      Value           Capital  Earnings
                         -------------------------------------------------------

BALANCE AT JUNE 27, 1998         1,163,246   $ 1,164             $ 192  $ 6,688

Net loss for the fiscal
  three months ended
  October 3, 1998                                                          (149)

BALANCE AT OCTOBER 3, 1998       1,163,246    $ 1,164            $ 192  $ 6,539
                         =======================================================



                                                                     Accumulated
                                                                           Other
                                                                   Comprehensive
                                                                          Income
                                                                ----------------

BALANCE AT JUNE 27, 1998 (Note 1)                                        $ (735)

Change for the fiscal three
     months ended October 3, 1998                                             -
                                                                ----------------

BALANCE AT OCTOBER 3, 1998                                               $ (735)
                                                                ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL THREE MONTHS ENDED OCTOBER 3, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Recent Statements of the Financial Accounting Standards Board

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which is effective for the Company's current fiscal year ending July 3, 1999. This statement establishes standards for reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Under SFAS 130, the Company's pension liability adjustment is now reported in the equity section of the balance sheet as accumulated other comprehensive income.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's current fiscal year ending July 3, 1999. SAFS 131 provides that any new disclosures in the fiscal year in which the statement becomes effective need not be made until the end of that year. This Statement supersedes Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", which presently determines the Company's segment and related reporting, and under which the Company has one segment. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas. The Company believes that the only significant effects on its disclosures resulting from SFAS 131 would be the additional disclosures if it has more than one reportable operating segment. The Company has not as yet determined if it has more than one reportable operating segment under SFAS 131.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for the Company's current fiscal year ending July 3, 1999. This Statement supersedes the disclosure requirements of Financial Accounting Standards Board Statement No. 87, "Employer's Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and does not address measurement or recognition of such items. Disclosures required by SFAS 132 will not significantly change the Company's present pension disclosure.

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to June 30. Therefore, the 1999 fiscal year will contain 53 weeks and the fiscal quarter ended October 3, 1998 contained 14 weeks. The prior year fiscal quarter ending September 27, 1997 contained 13 weeks.


2.    LINES OF CREDIT:

      The Company maintains a $4,000,000 secured bank line of credit. The bank line, which expires December 31, 1998, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $1,577,000) and all non-governmental accounts receivable and inventory ($1,662,000). At October 3, 1998, borrowings on the line of credit were $2,550,000 with $1,450,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at October 3, 1998. The Company has received from the bank a waiver for the period ended October 3, 1998 regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.


3.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three-month period ended October 3, 1998 include $169,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed. There were no significant differences for the fiscal quarter ended October 3, 1998.

4.    CONTRACT CLAIM:

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

      Wellco submitted its claim under the Agreement in late May, 1998 documenting more than $1,000,000 in costs incurred. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim. Therefore, the 1998 Consolidated Statements of Operations included $226,000 of income related to this claim, representing the agreed to $246,000 less $20,000 of related costs.

      Binding arbitration will be used to determine how much, if any, of the remaining $754,000 will be paid by DSCP to Wellco, and the process of
      picking  an  arbitrator  has  now  started.   It  is  expected  that  this
      arbitration procedure will take a few months and Wellco, although confident that a significant amount of the $754,000 will ultimately be paid, cannot reasonably predict what the arbitrator will decide. Any amount Wellco will receive beyond $246,000 will be recorded at the time of the arbitration decision.

5.    CONTINGENCY:

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing The Three Months Ended October 3, 1998  and September 27, 1997
------------------------------------------------------------------------

For the three months ended October 3, 1998, Wellco had a net loss of $149,000 compared to a net loss of $233,000 in the prior year three month period ended September 27, 1997. The current period loss was primarily caused by a reduction in the sale of Direct Molded Sole (DMS) combat boots to the U.S. Defense Supply Center Philadelphia (DSCP) and by a significant reduction in revenues from technical assistance fees. The prior year loss was primarily caused by costs incurred in the initial production of the new Infantry Combat Boot (ICB).

Pairs of DMS combat boots sold to DSCP in the current three month period was approximately 43% less than pairs sold in the prior year three month period. On April 10, 1998 DSCP exercised it's first option on the current DMS boot contract covering the period April 15, 1998 to April 15, 1999. Under this option, Wellco will receive delivery orders for 25% of total DMS pairs purchased during this year. For several years, DSCP has been reducing its depot inventory of DMS boots. Prior to option exercise, in late February, 1998, DSCP met with all DMS boot contractors informing them that inventory reduction was behind schedule and needed to be accelerated. Out of this meeting came a contract modification reducing the total guaranteed minimum pairs to be purchased by DSCP during the first option year. For Wellco, this is a reduction in the minimum pairs from 155,000 to 125,000 pairs. The price per pair for the first 155,000 pairs during the first option was increased to partially compensate for the reduced pairs. Combat boot shipments during the September 27, 1997 period reflected part of an acceleration of shipments under the contract's base year.

Revenues from technical assistance fees from licensees were lower in the October 3, 1998 period. Prior year fees include an additional fee related to supplying certain customers with additional services. Wellco completed providing these additional services by June, 1998. Revenues from equipment sales to licensees increased in the October 3, 1998 period because of the sale of boot making materials to a foreign customer and an equipment sale to a new licensee.

Because of the fewer DMS boot sales, Wellco has been reducing its inventory of DMS combat boots by producing fewer pairs than were shipped. Some direct labor and salaried personnel have been laid off. The reduced production and personnel have caused several categories of semi-fixed costs to decrease.

Sales of the Intermediate Cold/Wet boot to DSCP were approximately the same as in the prior period. This is the first contract Wellco has had for the production of this boot and, as is often the case when entering the manufacture of new products, margins are less than those on DMS boots historically supplied by Wellco to DSCP.

On June 25, 1997, Wellco was awarded a contract to supply the new Infantry Combat Boot/Marine Corps (ICB), with shipments starting in October, 1997. Wellco had not previously made this boot. Operating results for September 27, 1997 period were adversely affected by the incurrence of approximately $700,000 of start-up costs related to the initial production of this boot. The ICB contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 day period, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to Marine recruit training centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

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

In addition to labor inefficiencies in training new employees, significant overtime premiums were paid. Bonuses were paid to direct labor personnel for meeting production quotas. Instead of using ocean freight, expensive air freight costs were incurred to send materials to the Company's plant in Puerto Rico and then to send completed boot uppers to the North Carolina plant for bottoming and finishing. Because the 90 day period did not give enough time to develop manufacturing procedures and methods using small trial production runs, significant material losses were incurred. Production quantities of materials were purchased and processed. Some materials did not perform as expected, resulting in boots which could not be shipped under the contract and whose market value were less than cost.

The rate of income tax benefit to loss before income taxes is lower in the current period because some of the loss was incurred in the Company's Puerto Rican subsidiary which is substantially exempt from both federal and Puerto Rican income tax.


Forward Looking Information:

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains information about DSCP's inventory reduction program for the DMS combat boot, including their acceleration of this program in the current contract option one year. This means that the minimum pairs DSCP must buy from Wellco in the year April 15, 1998 through April 15, 1999 was, reduced from 155,000 to 125,000. In addition, DSCP made a non-binding commitment to exceed the minimum if boot usage exceeded a certain amount. Wellco believes that if any purchases beyond the 125,000 pair minimum are made, the total additional pairs will not exceed 10,000.

Orders received by Wellco to date under the current option are less than a proportional allocation of the 125,000 pairs over the option year. Therefore, an increase in the ordering rate will occur before the option year ends on April 15, 1999.

Wellco has received a DSCP letter stating their intent to exercise the second option of the current DMS contract, which should occur in April, 1999. The minimum pairs to be purchased from Wellco during this option year is 155,000. DSCP has provided Wellco with data showing that substantial progress has been made in reducing their DMS combat boot inventory. Using this data and historical boot usage, Wellco has projected that during the later part of the second option DSCP should reach its desired inventory level. At that time, boot purchases should increase to the number of pairs that are used.

In October, 1998 Wellco was awarded a contract to provide an inmate work shoe to a state prison system through September 30, 1999. Wellco had previously supplied this shoe for the year ended September 30, 1997.

Note 3 to the Consolidated Financial Statements contains information about a contract claim. Part of the claim has been settled and $754,000 remains to be settled by binding arbitration. The amount, if any, that Wellco receives from the $754,000 will be recorded as an item of income at the time of the arbitration decision.

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

A lack of timely Year 2000 compliance by Wellco's major customers, vendors and suppliers could have a materially adverse affect on Wellco's results of operations and financial condition, although such adverse effect should not be long term or permanent. For example, orders received from the DSCP for boot shipments are received electronically. After shipment, Wellco electronically invoices boot shipments as well as receiving payment by bank wire transfer. A lack of timely Year 2000 compliance by DSCP may significantly delay Wellco's boot shipments. A lack of timely Year 2000 compliance with related computerized systems, for example the ability to electronically receive invoicing from Wellco, may significantly delay Wellco's receipt of cash from invoices. There may be suppliers of materials, machine replacement parts, and other critical items who may not be Year 2000 compliant. This may mean a delay in getting the necessary materials and other items to maintain a continuous flow of production. The Company has sent written communication to all major vendors and customers asking confirmation as to their Year 2000 compliance status. There has been a good response to this process and responses received to date have not indicated a significant problem.

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

The following table summarizes at the end of the most recent fiscal three months and the last fiscal year the amount of cash and unused line of credit:

                                                         (in thousands)
                                                October 3, 1998    June 27, 1998
                                                ---------------    -------------

Cash .........................................           $  281           $  196
Unused Line of Credit ........................            1,450            1,115
                                                         ------           ------
Total ........................................           $1,731           $1,311
                                                         ======           ======


The following table summarizes the major sources (uses) of cash for the three months ended October 3, 1998:


                                                                  (in thousands)

                                                                      October 3,
                                                                            1998
                                                                      ----------

Net Loss Plus Depreciation ......................................       $   (25)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................           794
Other ...........................................................          (264)
Net Cash Provided By Operations .................................           505
Cash From Bank Line of Credit ...................................           915
Cash Used to Repay Lines of Credit ..............................        (1,250)
Cash Used to Repay Bank Loan ....................................           (36)
Cash Used to Purchase Equipment .................................           (49)
Net Increase  in Cash ...........................................       $    85

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains information about the increase in combat boot inventories that occurred during the 1998 fiscal year. Since then, Wellco has been reducing its inventory by reducing the production level and by having short periods of suspended manufacturing operations. This resulted in cash from a $1,214,000 reduction in inventories during the first quarter of fiscal year 1999 being used to reduce accounts payable by $108,000, repay the bank line of credit by $335,000 and fund an increase of $287,000 in accounts receivable.

The amount outstanding under the bank line of credit at October 3, 1998 was $2,550,000. As of November 12, 1998, cash flow had been used to further reduce the amount outstanding to $1,895,000, a $655,000 reduction.

The Company has no other material commitments for capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowings of $4,000,000, will expire and be subject to renewal on December 31, 1998.

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

November 17, 1998