Form 10-Q
period 1999-01-02
WELLCO ENTERPRISES INC
filed 1999-02-16
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: JANUARY 2, 1999

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

Yes X No .

1,163,246 shares of $1 par value common stock were outstanding on February 16, 1999

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED JANUARY 2, 1999










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 2, 1999 AND JUNE 27, 1998
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                       JANUARY 2,       JUNE 27,
                                                             1999           1998
                                                      -----------       --------

CURRENT ASSETS:
     Cash ........................................      $     41       $    196
     Receivables .................................         1,635          2,247
     Inventories-
          Finished goods .........................         4,261          4,747
          Work in process ........................         1,515          2,077
          Raw materials ..........................         2,276          2,684
                                                        --------       --------
          Total ..................................         8,052          9,508
     Deferred taxes and prepaid expenses .........           366            292
     Income tax refund receivable ................           202            292
                                                        --------       --------
     Total .......................................        10,296         12,535
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,506 and $1,501) ..........................            11             16

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................         1,159          1,155
     Machinery and equipment .....................         3,716          3,632
     Furniture and automobiles ...................           719            709
     Leasehold improvements ......................            63             63
                                                        --------       --------
     Total cost ..................................         5,764          5,666
     Less accumulated depreciation and
        amortization .............................        (3,575)        (3,333)
                                                        --------       --------
     Net .........................................         2,189          2,333
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           440            440
                                                        --------       --------
     Total .......................................           668            668

DEFERRED TAXES ...................................           468            468
                                                        --------       --------

TOTAL ............................................      $ 13,632       $ 16,020
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 2, 1999 AND JUNE 27, 1998
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                        JANUARY 2,      JUNE 27,
                                                              1999          1998
                                                        ----------      --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  1,800      $  2,885
     Accounts payable ..............................        1,567         1,696
     Accrued compensation ..........................          725           988
     Accrued pension ...............................          135           191
     Accrued income taxes ..........................         --             241
     Cash dividend declared ........................          116          --
     Other liabilities .............................          231           311
     Current maturity of note payable ..............          146           146
                                                         --------      --------
             Total .................................        4,720         6,458
                                                         --------      --------


LONG-TERM LIABILITIES:
     Pension obligation ............................        1,728         1,762
     Notes payable .................................          418           491

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .................        1,164         1,164
     Additional paid-in capital ....................          192           192
     Retained earnings .............................        6,145         6,688
     Accumulated other comprehensive income
     (Note 1) ......................................         (735)         (735)
                                                         --------      --------
             Total .................................        6,766         7,309
                                                         --------      --------

TOTAL ..............................................     $ 13,632      $ 16,020
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 2, 1999 AND DECEMBER 27, 1997
              (in thousands except per share and number of shares)

                                                           (unaudited)
                                                     JANUARY 2,     DECEMBER 27,
                                                           1999             1997
                                                      ----------     ------------

REVENUES (Note 3) ............................     $     8,786      $    13,602
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............           8,151           12,752
     General and administrative expenses .....           1,126            1,050
                                                   -----------      -----------

     Total ...................................           9,277           13,802
                                                   -----------      -----------

OPERATING LOSS ...............................            (491)            (200)

NET INTEREST EXPENSE .........................            (149)             (87)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................            (640)            (287)

BENEFIT FOR INCOME TAXES .....................            (213)             (69)
                                                   -----------      -----------

NET LOSS AND COMPREHENSIVE LOSS (Note 1) .....     $      (427)     $      (218)
                                                   ===========      ===========

BASIC LOSS PER SHARE
     based on weighted average number of
     shares outstanding ......................     $     (0.37)     $     (0.19)
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,163,246        1,158,929
                                                   ===========      ===========

DILUTED LOSS PER SHARE based on weighted
     average number of shares outstanding
     and dilutive stock
      options ................................     $     (0.37)     $     (0.19)
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,163,246        1,158,929
                                                   ===========      ===========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                      JANUARY 2, 1999 AND DECEMBER 27, 1997
              (in thousands except per share and number of shares)

                                                        (unaudited)
                                                     JANUARY 2,     DECEMBER 27,
                                                           1999             1997
                                                     ----------     ------------

REVENUES (Note 3) ............................     $     3,829      $     7,926
                                                   -----------      -----------

COSTS AND EXPENSES:
     Cost of sales and services ..............           3,667            7,317
     General and administrative expenses .....             553              512
                                                   -----------      -----------
     Total ...................................           4,220            7,829
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................            (391)              97

NET INTEREST EXPENSE .........................             (71)             (65)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............            (462)              32

PROVISION (BENEFIT) FOR INCOME TAXES .........            (184)              17
                                                   -----------      -----------

NET INCOME (LOSS) AND  COMPREHENSIVE
     INCOME (LOSS) (Note 1) ..................     $      (278)     $        15
                                                   ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE
     based on weighted average number of
     shares outstanding ......................     $     (0.24)     $      0.01
                                                   ===========      ===========
     Shares used in computing basic
     earnings per share ......................       1,163,246        1,160,910
                                                   ===========      ===========

DILUTED EARNINGS  (LOSS) PER SHARE based
     on weighted average number of shares
     outstanding and dilutive stock
      options ................................     $     (0.24)     $      0.01
                                                   ===========      ===========
     Shares used in computing diluted
     earnings per share ......................       1,163,246        1,189,843
                                                   ===========      ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 2, 1999 AND DECEMBER 27, 1997
                                 (in thousands)

                                                              (unaudited)
                                                         JANUARY 2, DECEMBER 27,
                                                              1999          1997
                                                         ---------- ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net loss ............................................   $  (427)   $  (218)
                                                             -------    -------
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization ..................       247        182
          (Increase) decrease in-
               Accounts receivable .......................       612      1,883
               Inventories ...............................     1,456       (598)
               Other current assets ......................        16        (60)
          Increase (decrease) in-
               Accounts payable ..........................      (129)       390
               Accrued liabilities .......................      (263)      (213)
               Accrued income taxes ......................      (241)      (300)
               Pension obligation ........................       (90)       (33)
               Other .....................................       (80)       (74)
                                                             -------    -------
     Total adjustments ...................................     1,528      1,177
                                                             -------    -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ................................     1,101        959
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment, net ...............       (98)      (972)
                                                             -------    -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES ...............................       (98)      (972)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under short-term agreements (1,085) ..      (237)
     Principal payments of bank note payable .............       (73)      --
     Exercise of stock options ...........................      --           82
                                                             -------    -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ................................    (1,158)      (155)
                                                             -------    -------


NET INCREASE (DECREASE) IN CASH ..........................      (155)      (168)

CASH AT BEGINNING OF PERIOD ..............................       196        181
                                                             -------    -------

CASH AT END OF PERIOD ....................................   $    41    $    13
                                                             =======    =======

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 2, 1999 AND DECEMBER 27, 1997
                                 (in thousands)

                                                              (unaudited)
                                                         JANUARY 2, DECEMBER 27,
                                                              1999          1997
                                                         ---------- ------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................          $146          $ 73
          Income taxes .............................            27           131
     Noncash dividend accrual ......................           116           116
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                 JANUARY 2, 1999
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock      Additional
                                      ------------
                                                  Par      Paid-In      Retained
                                      Shares     Value     Capital      Earnings
                                      ------------------------------------------

BALANCE AT JUNE 27, 1998              1,163,246 $ 1,164      $ 192      $ 6,688

Net loss for the fiscal six
     months ended January 2, 1999                                          (427)
Cash dividend declared
     ($.10 per share)                                                      (116)
                                     -------------------------------------------

BALANCE AT JANUARY 2, 1999            1,163,246 $ 1,164       $ 192     $ 6,145
                                     ===========================================



                                                                     Accumulated
                                                                           Other
                                                                   Comprehensive
                                                                          Income
                                                                   -------------

BALANCE AT JUNE 27, 1998 (Note 1)                                        $ (735)

Change for the fiscal six
     months ended January 2, 1999                                             -
                                                                  --------------

BALANCE AT JANUARY 2, 1999                                               $ (735)
                                                                  ==============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL SIX MONTHS ENDED JANUARY 2, 1999


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


2.    LINES OF CREDIT:

      The Company recently renewed its $4,000,000 secured bank line of credit . The bank line, which expires December 31, 1999, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $1,515,000) and all non-governmental accounts receivable and inventory ($1,329,000). At January 2,1999, borrowings on the line of credit were $1,800,000 with $2,200,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with both covenants at January 2, 1999. The covenants are subject to review at the end of each fiscal quarter.

3.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three-month period ended January 2, 1999 include $173,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed. There were no significant differences for the fiscal quarter ended January 2, 1999.

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

      Wellco submitted its claim under the Agreement in late May 1998 documenting more than $1,000,000 in costs incurred. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim. Therefore, the 1998 Consolidated Statements of Operations included $226,000 of income related to this claim, representing the agreed to $246,000 less $20,000 of related costs.

      Binding arbitration will be used to determine how much, if any, of the remaining $754,000 will be paid by DSCP to Wellco, and the process of picking an arbitrator is now in progress. It is expected that this arbitration procedure will take several months and Wellco, although confident that a significant amount of the $754,000 will ultimately be paid, cannot reasonably predict what the arbitrator will decide. Any amount Wellco will receive beyond $246,000 will be recorded at the time of the arbitration decision.

5.    LITIGATION:

      In March 1998 the Company was served with a civil action complaint. The Plaintiff alleged that the Company, during the period October, 1995 through September, 1996 and acting as a subcontractor to the Plaintiff, untimely delivered defective work shoes which resulted in certain losses for the Plaintiff as well as precluding Plaintiff from competing on a subsequent contract.

      The Company believed that it was not at fault and would have prevailed in this case if it had gone to court. However, in order to avoid further litigation costs, a settlement has been reached resolving all matters between the Plaintiff and the Company. The Company's general and administrative expenses for the three and six month periods ended January 2, 1999 include $20,000 for settlement of this action.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing The Six Months Ended January 2, 1999  and December 27, 1997
---------------------------------------------------------------------

For the six months ended January 2, 1999, Wellco had a net loss of $427,000 compared to a net loss of $218,000 in the prior year six month period ended December 27, 1997. Total revenues in the current year six month period were 35% lower than the prior year period. The current period loss was primarily caused by a reduction in the sale of boots to the U.S. Defense Supply Center Philadelphia (DSCP), by a significant reduction in revenues from technical assistance fees and lack of a reduction in certain semi-variable and fixed production and administrative expenses. The prior year loss was primarily caused by costs incurred in the initial production of the new Infantry Combat Boot
(ICB).

Pairs of Direct Molded Sole (DMS) combat boots sold to DSCP in the current six month period were approximately 42% less than the pairs sold in the prior year six month period. On April 10, 1998 DSCP exercised its first option on the current DMS boot contract covering the period April 15, 1998 to April 15, 1999. Under this option, Wellco will receive delivery orders for 25% of total DMS pairs purchased during this year. For several years, DSCP has been reducing its depot inventory of DMS boots. Prior to option exercise, in late February, 1998, DSCP met with all DMS boot contractors informing them that inventory reduction was behind schedule and needed to be accelerated. Out of this meeting came a contract modification reducing the total guaranteed minimum pairs to be purchased by DSCP during the first option year. For Wellco, this was a reduction in the minimum pairs from 155,000 to 125,000 pairs. The price per pair for the first 155,000 pairs during the first option was increased to partially compensate for the reduced pairs.

Pairs of the Intermediate Cold/Wet (ICW) boot sold to DSCP in the current six month period were approximately 45% less than the pairs sold in the prior year six month period. This is Wellco's first contract for the production of this boot, and the contract provides for a base year with two option years. The contract provides that total pairs purchased by DSCP during the first and second option years are approximately 45% less than pairs purchased during the first year. Sales of this boot included in the current six month period were under the first option year of that contract, and sales included in the prior year six month period were under the base contract year.

Pairs of the ICB boot sold to DSCP were approximately 86% less than than the pairs sold in the prior year six month period. This was Wellco's first contract for the production of this boot, and the contract provided for a base year with two option years. Shipments under the base year were substantially completed in the fiscal year ended June 27, 1998, and DSCP did not exercise Wellco's first option. Instead of exercising the option, DSCP will be awarding Wellco a contract to provide 27,000 pairs of the ICB boot. The contract award was delayed, and should be awarded in March 1999.

 Revenues from technical assistance fees from licensees were lower in the current six month period. Prior year fees include an additional fee related to supplying certain customers with additional services. Wellco completed providing these additional services by June, 1998. In addition, fees earned from other DMS combat boot manufacturers were lower because of the DSCP inventory reduction program.

Because of the fewer DMS boot sales, Wellco has been reducing its inventory of DMS combat boots by producing fewer pairs than were shipped. Some direct labor and salaried personnel have been laid off. However, during the six month period ending January 2, 1999, several categories of semi-variable costs did not decrease proportionately with the decrease in direct labor costs. The cost of group health insurance, for which the Company is self funded and which varies with actual health care cost incurred by employees, increased $18,000. Pension cost will not be reduced by employee layoffs unless those layoffs become long term. Salaried personnel layoffs were not proportional to the decrease in revenues, and most categories of general and administrative expenses were unaffected by the reduced revenues.

The prior year loss included start up costs related to first production of the ICB boot of approximately $700,000. Because the ICB boot incorporates several technologies and manufacturing methods which are significantly different than those of other boots made by Wellco and because this contract gave a very short time period between the date of award and first shipment, Wellco incurred significant costs related to rearranging its production line, employee training and developing new manufacturing methods and procedures.

The rate of income tax benefit to loss before income taxes is lower for the six months ended December 27, 1997 period than the current six month period because some of the loss for the prior year was incurred in the Company's Puerto Rican subsidiary which is substantially exempt from both federal and Puerto Rican income taxes. The benefit results from the taxable loss being carried back for a refund of taxes paid in prior years.

Forward Looking Information:

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains information about DSCP's inventory reduction program for the DMS combat boot, including their acceleration of this program in the current contract for option one year. This means that the minimum pairs DSCP must buy from Wellco in the year April 15, 1998 through April 15, 1999 was reduced from 155,000 to 125,000.

Orders received by Wellco to date under the current contract option year for DMS combat boots are less than a proportional allocation of the 125,000 pairs over the option year. Therefore, an increase in the ordering rate will occur before the option year ends on April 15, 1999. Last year, DSCP stated in writing their non-binding intent to purchase more than the minimum pairs in the first option year if their total sales to military installations during that year exceeded 900,000 pairs. If they do this, projected DSCP sales indicate this would mean additional sales for Wellco of approximately 9,000 pairs prior to the end of the first option year on April 15, 1999. This increase in revenues will help improve operating results, but the increase will not be enough to return the Company to substantial profitability.

Wellco has received a DSCP letter stating their intent to exercise the second option of the current DMS contract, which should occur in April 1999. The minimum pairs to be purchased from Wellco during this option year is 155,000, compared to 125,000 under the current option year. DSCP has provided Wellco with data showing that substantial progress has been made in reducing their DMS combat boot inventory. For the period July through December 1998, their total inventory was reduced by 348,000 pairs to 831,000 pairs. Wellco understands that DSCP's goal is to reduce inventory to between 400,000 and 450,000 pairs. Prior to the exercise of the second option, Wellco will have discussions with DSCP about increasing their second option year purchases beyond the minimum. The success of these discussions cannot be predicted, but if they are successful, this could mean second option year pairs sold by Wellco of approximately 180,000.

Wellco uses DSCP-supplied data on their inventory levels and sales to project when their inventory goal will be reached. If DSCP only buys the minimum during the second option, Wellco, using this DSCP data, projects that their goal will be reached by the end of the second option. If, as hoped by Wellco, DSCP buys approximately 75% of their projected sales during the second option year, their goal would be reached during the third contract option year extending from April 16, 2000 to April 16, 2001. After reaching their goal, DSCP's purchases of DMS combat boots will equal their sales. When this occurs, Wellco's sales of DMS combat boots will significantly increase from those of recent periods, and operating results should significantly improve.

Initially, DSCP did not intend to exercise the second and final option under Wellco's ICW boot contract. However, Wellco has now been told that they will exercise the option and Wellco, as a condition of option exercise, has agreed to a 50% reduction in the minimum pairs to be purchased during that option year.

If DSCP awards the 27,000 pair ICB contract to Wellco in the next few weeks, Wellco, having already manufactured the majority of these 27,000 pairs, will be able to have significant shipments before the end of the fiscal quarter ending April 3, 1999. However, the margin on this boot is such that the effect on operating results will not be significant.

In October, 1998 Wellco was awarded a contract to provide an inmate work shoe to a state prison system through September 30, 1999. Wellco had previously supplied this shoe for the year ended September 30, 1997.

Note 4 to the Consolidated Financial Statements contains information about a contract claim. Part of the claim has been settled and $754,000 remains to be settled by binding arbitration. The amount, if any, that Wellco receives from the $754,000 will be recorded as an item of income at the time of the arbitration decision. Wellco hopes that an arbitrator will be soon be agreed to, so this matter can be settled.

Except for historical information, this Form 10-Q includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the total pairs of boots bought by the U. S. government, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 27, 1998. Actual results may differ materially from management expectations.

Comparing The Three  Months Ended January 2, 1999  and December 27, 1997
------------------------------------------------------------------------

For the fiscal quarter ended January 2, 1999, Wellco had a net loss of $278,000 compared to a net profit of $15,000 in the prior year three month period ended December 27, 1997. Total revenues in the current year three month period were 52% lower than the prior year period.

The January 2, 1999 quarter reflects the same boots sales trend as the six month period discussed above. Pairs of DMS combat boots sold decreased 41%, sales of the ICW boots decreased by 59% and there were no sales of the ICB boots. For the reasons stated above, technical assistance fees decreased by 73% for the current quarter compared to the December 27, 1997 quarter. As was the case with the six month period, the effect of fixed and semi-variable costs had a negative affect on the current period operating results.

For the quarter ending January 2, 1999 Wellco sold 11,000 pairs of the inmate work shoe to a state prison system compared to fewer than 1,000 pairs for the quarter ended December 27, 1997. These sales help but do not significantly offset the large reduction in military boots sold to DSCP.

The operating results for the prior year quarter ending December 27, 1997 reflect ICB boot start-up costs of approximately $100,000.




                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal six months and the last fiscal year the amount of cash and unused line of credit:


                                                         (in thousands)
                                                January 2, 1999    June 27, 1998
                                                ---------------    -------------

Cash .........................................           $   41           $  196
Unused Line of Credit ........................            2,200            1,115
                                                         ------           ------
Total ........................................           $2,241           $1,311
                                                         ======           ======

The increase in unused line of credit was caused by payments made since June 27, 1998 which reduced the amount borrowed.


The following table summarizes the major sources (uses) of cash for the six months ended January 2, 1999:


                                                                  (in thousands)

                                                                 January 2, 1999
                                                                 ---------------

Net Loss Plus Depreciation ......................................       $  (180)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................         1,435
Other ...........................................................          (154)
Net Cash Provided By Operations .................................         1,101
Cash From Bank Line of Credit ...................................            50
Cash Used to Repay Lines of Credit ..............................        (1,135)
Cash Used to Repay Bank Loan ....................................           (73)
Cash Used to Purchase Plant and Equipment .......................           (98)
Net Decrease  in Cash ...........................................       $  (155)

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains information about the increase in combat boot inventories that occurred during the 1998 fiscal year. Since then, Wellco has been reducing its inventory by reducing the production level and by having short periods of suspended manufacturing operations. This resulted in cash from a $1,456,000 reduction in inventories during the first six months of the fiscal year 1999 and it was used primarily to pay down the bank line of credit by $1,135,000.

DSCP will soon award Wellco the 27,000 pair ICB boot contract. Since most of these boots are finished, the cash required to manufacture them has already been spent. Since Wellco presently has no other ICB boot contract and will not need to replace this inventory, cash receipts from the sale of the 27,000 pairs should significantly improve liquidity by reducing borrowing under the bank line of credit.

The bank line of credit, which provides for total borrowings of $4,000,000, will expire and be subject to renewal on December 31, 1999. The amount outstanding under the bank line of credit at January 2, 1999 was $1,800,000.

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

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
               See Note 5 to the Consolidated Financial Statements in Part I of this Form 10-Q.
Item 2.        Changes in Securities.  N/A
Item 3.        Defaults Upon Senior Securities.  N/A
Item 4.        Submission of Matters to a Vote of Security Holders:
               The 1998 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 17, 1998. The only matter voted on at that meeting was the election of directors. The results of voting were:


                                               Shares Withheld      Shares Voted
Nominee for Director       Shares Voted For               From           Against
William M. Cousins, Jr.           1,110,658                600                 7
J. Aaron Prevost                  1,109,951                600               714
William D. Schubert               1,110,665                600                 0



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

February 16, 1999