Form 10-Q
period 1999-04-03
WELLCO ENTERPRISES INC
filed 1999-05-18
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: APRIL 3, 1999

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

Yes X No .

1,163,246  shares of $1 par value common stock were outstanding on May 18, 1999

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 3, 1999










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 3, 1999 AND JUNE 27, 1998
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                         APRIL 3,       JUNE 27,
                                                             1999           1998
                                                         --------       --------

CURRENT ASSETS:
     Cash ........................................      $    147       $    196
     Receivables .................................         1,577          2,247
     Inventories-
          Finished goods .........................         4,146          4,747
          Work in process ........................         1,417          2,077
          Raw materials ..........................         2,202          2,684
                                                        --------       --------
          Total ..................................         7,765          9,508
     Deferred taxes and prepaid expenses .........           440            292
     Income tax refund receivable ................           357            292
                                                        --------       --------
     Total .......................................        10,286         12,535
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,511 and $1,503) ..........................             8             16

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................         1,159          1,155
     Machinery and equipment .....................         3,911          3,632
     Furniture and automobiles ...................           720            709
     Leasehold improvements ......................            89             63
                                                        --------       --------
     Total cost ..................................         5,986          5,666
     Less accumulated depreciation and
        amortization .............................        (3,696)        (3,333)
                                                        --------       --------
     Net .........................................         2,290          2,333
                                                        --------       --------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................           220            440
                                                        --------       --------
     Total .......................................           448            668

DEFERRED TAXES ...................................           564            468
                                                        --------       --------

TOTAL ............................................      $ 13,596       $ 16,020
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 3, 1999 AND JUNE 27, 1998
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)
                                                          APRIL 3,      JUNE 27,
                                                              1999          1998
                                                          --------      --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  1,295      $  2,885
     Accounts payable ..............................        1,985         1,696
     Accrued compensation ..........................          947           988
     Accrued pension ...............................          161           191
     Accrued income taxes ..........................         --             241
     Accrued restructuring costs ...................          350          --
     Other liabilities .............................          255           311
     Current maturity of note payable ..............          146           146
                                                         --------      --------
              Total ................................        5,139         6,458
                                                         --------      --------


LONG-TERM LIABILITIES:
     Pension obligation ............................        1,685         1,762
     Notes payable .................................          382           491

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .................        1,164         1,164
     Additional paid-in capital ....................          192           192
     Retained earnings .............................        5,769         6,688
     Accumulated other comprehensive income
     (Note 1) ......................................         (735)         (735)
                                                         --------      --------
              Total ................................        6,390         7,309
                                                         --------      --------

TOTAL ..............................................     $ 13,596      $ 16,020
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 1999 AND MARCH 28, 1998
              (in thousands except per share and number of shares)

                                                          (unaudited)
                                                        APRIL 3,       MARCH 28,
                                                            1999            1998
                                                        --------       ---------

REVENUES (Note 4) ..............................    $    13,169     $    18,764
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of sales and services ................         11,992          17,798
     General and administrative expenses .......          1,662           1,508
                                                    -----------     -----------

     Total .....................................         13,654          19,306
                                                    -----------     -----------

RESTRUCTURING AND REALIGNMENT COSTS (Note 3) ...           (589)

CONTRACT CLAIM (Note 5) ........................           --               980
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................         (1,074)            438

NET INTEREST EXPENSE ...........................           (189)           (133)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............         (1,263)            305

PROVISION (BENEFIT) FOR INCOME TAXES ...........           (460)             89
                                                    -----------     -----------

NET INCOME (LOSS) AND  COMPREHENSIVE
     INCOME (LOSS) (Note 1) ....................    $      (803)    $       216
                                                    ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE
     based on weighted average number of
     shares outstanding ........................    $     (0.69)    $      0.19
                                                    ===========     ===========
     Shares used in computing basic
     earnings per share ........................      1,163,246       1,160,374
                                                    ===========     ===========

DILUTED EARNINGS  (LOSS) PER SHARE based on
     weighted  average  number of shares
     outstanding and dilutive stock
      options ..................................    $     (0.69)    $      0.18
                                                    ===========     ===========
     Shares used in computing diluted
     earnings per share ........................      1,163,246       1,190,311
                                                    ===========     ===========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                      APRIL 3, 1999 AND MARCH 28, 1998 (in
                    thousands except per share and number of
                                     shares)

                                                             (unaudited)
                                                        APRIL 3,       MARCH 28,
                                                            1999            1998
                                                        --------       ---------

REVENUES (Note 3) ..............................    $     4,383     $     5,162
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of sales and services ................          3,841           5,046
     General and administrative expenses .......            536             458
                                                    -----------     -----------
     Total .....................................          4,377           5,504
                                                    -----------     -----------

RESTRUCTURING AND REALIGNMENT COSTS (Note 3) ...           (589)           --

CONTRACT CLAIM (Note 5) ........................           --               980
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................           (583)            638

NET INTEREST EXPENSE ...........................            (40)            (46)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............           (623)            592

PROVISION (BENEFIT) FOR INCOME TAXES ...........           (247)            158
                                                    -----------     -----------

NET INCOME (LOSS) AND  COMPREHENSIVE
     INCOME (LOSS) (Note 1) ....................    $      (376)    $       434
                                                    ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE
     based on weighted average number of
     shares outstanding ........................    $     (0.32)    $      0.37
                                                    ===========     ===========
     Shares used in computing basic
     earnings per share ........................      1,163,246       1,163,193
                                                    ===========     ===========

DILUTED EARNINGS  (LOSS) PER SHARE based on
     weighted  average  number of shares
     outstanding and dilutive stock
      options ..................................    $     (0.32)    $      0.37
                                                    ===========     ===========
     Shares used in computing diluted
     earnings per share ........................      1,163,246       1,181,168
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 1999 AND MARCH 28, 1998
                                 (in thousands)

                                                          (unaudited)
                                                           APRIL 3,    MARCH 28,
                                                               1999         1998
                                                           --------    ---------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...............................     $  (803)     $   216
                                                           -------      -------
     Adjustments  to reconcile  net income
     (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization ..............         371          303
          (Increase) decrease in-
               Accounts receivable ...................         670        1,262
               Inventories ...........................       1,743       (1,956)
               Other current assets ..................        (213)          57
          Increase (decrease) in-
               Accounts payable ......................         289          544
               Accrued liabilities ...................         (41)        (100)
               Accrued income taxes ..................        (241)        (242)
               Accrued restructuring costs ...........         350         --
               Pension obligation ....................         113          (58)
               Other .................................        (152)         (49)
                                                           -------      -------
     Total adjustments ...............................       2,889         (239)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................       2,086          (23)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment, net ...........        (320)      (1,298)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................        (320)      (1,298)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under
     short-term agreements ...........................      (1,590)         813
     Proceeds from bank note payable .................        --            400
     Principal payments of bank note payable .........        (109)         (35)
     Cash dividends paid .............................        (116)        (116)
     Exercise of stock options .......................        --             85
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................      (1,815)       1,147
                                                           -------      -------


NET DECREASE IN CASH .................................         (49)        (174)

CASH AT BEGINNING OF PERIOD ..........................         196          181
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   147      $     7
                                                           =======      =======

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 1999 AND MARCH 28, 1998
                                 (in thousands)

                                                          (unaudited)
                                                           APRIL 3,    MARCH 28,
                                                               1999         1998
                                                           --------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest ....................................     $   184     $    97
          Income taxes ................................          32       1,431
     Noncash increase (decrease) in note payable ......        --          (489)
                                                            =======     =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                  APRIL 3, 1999
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock      Additional
                                               Par         Paid-In      Retained
                                     Shares    Value       Capital      Earnings
                                     -------------------------------------------

BALANCE AT JUNE 27, 1998          1,163,246  $ 1,164        $ 192       $ 6,688

Net loss for the fiscal nine
     months ended April 3, 1999                                            (803)
Cash dividend declared
     ($.10 per share)                                                      (116)
                                  ----------------------------------------------

BALANCE AT APRIL 3, 1999          1,163,246   $ 1,164       $ 192       $ 5,769
                                  ==============================================



                                                                     Accumulated
                                                                           Other
                                                                   Comprehensive
                                                                          Income
                                                                ----------------

BALANCE AT JUNE 27, 1998 (Note 1)                                        $ (735)

Change for the fiscal nine
     months ended April 3, 1999                                               -
                                                                ----------------

BALANCE AT APRIL 3, 1999                                                 $ (735)
                                                                ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 3, 1999


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


2.    LINES OF CREDIT:

      During the second quarter of the 1999 fiscal year the Company renewed its $4,000,000 secured bank line of credit . The bank line, which expires December 31, 1999, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $1,588,000) and all non-governmental accounts receivable and inventory ($879,000). At April 3,1999, borrowings on the line of credit were $1,295,000 with $2,705,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with both covenants at April 3, 1999. The
                                      -10-
      covenants are subject to review at the end of each fiscal quarter.

3.    RESTRUCTURING AND REALIGNMENT COSTS:

      In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company is consolidating substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The execution of this plan will result in the elimination of approximately 85 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery to Aguadilla. In addition, the present Aguadilla operations will be moved to a larger leased facility into which will be incorporated the operations transferred from Waynesville.

      The new Aguadilla facility has been leased, certain materials and machinery are currently being transferred, new employees are being hired and training has started. In early July, 1999, the balance of machinery and materials will be transferred and Waynesville employees will be terminated on July 2.

      In addition to manufacturing small quantities of uppers into finished boots when special customer needs arise, the Waynesville facility will continue to warehouse and ship boots and serve as the Company's headquarters, as well as its sales and product development center. This action will not affect Ro-Search, Inc., a wholly-owned subsidiary of the Company which makes specialized footwear manufacturing machinery at the Waynesville facility.

      The consolidation of footwear manufacturing operations in one location will have the effect of improving manufacturing efficiency and reducing work in process inventory. In addition, certain manufacturing costs are lower in Puerto Rico than they are in the United States.

      In the quarter ended April 3, 1999, a restructuring charge of $570,000 was recorded. This primarily represents anticipated employment severance expenses ($545,000) and other exit costs ($25,000). As of April 3, 1999, the Company has incurred realignment expenses of $19,000 for other costs related to the restructuring plan that do not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.


4.    GOVERNMENT BOOT CONTRACT REVENUES:

      Revenues in the three-month period ended April 3, 1999 include $67,000 representing the estimated amount of contract change orders that have not as yet been negotiated with the government. Any differences between the estimates and the actual amounts negotiated will be recorded in the period in which negotiations are completed. There were no significant differences for the fiscal quarter ended April 3, 1999.

5.    CONTRACT CLAIM:

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

      Wellco   submitted  its  claim  under  the  Agreement  in  late  May  1998 documenting more than $1,000,000 in costs incurred. After reduction for certain costs related to reaching this Agreement, $980,000 was recorded in the March 28, 1998 period. In an early October, 1998 meeting with Wellco, DSCP agreed to pay Wellco $246,000 of the $1,000,000 claim and $754,000 of the amount originally recorded at March 28, 1998 was reversed in the quarter ended June 27, 1998.

      The Agreement provides that any disagreement between Wellco and DSCP on an item of cost will be settled by binding arbitration. Wellco attorney's were working with DSCP to select a mutually agreeable arbitrator when DSCP discovered that federal regulations significantly restrict the use of binding arbitration.

      Wellco and DSCP have now agreed to attempt to settle this claim by the use of alternative dispute resolution procedures, and have agreed to use non-binding mediation. Any amount Wellco receives beyond the $246,000 recorded will be reflected in the period this claim is settled.


6.    LITIGATION:

      In March 1998 the Company was served with a civil action complaint. The Plaintiff alleged that the Company, during the period October, 1995 through September, 1996 and acting as a subcontractor to the Plaintiff, untimely delivered defective work shoes which resulted in certain losses for the Plaintiff as well as precluding Plaintiff from competing on a subsequent contract.

      The Company believed that it was not at fault and would have prevailed in this case if it had gone to court. However, in order to avoid further litigation costs, a settlement has been reached resolving all matters between the Plaintiff and the Company. The Company's general and administrative expenses for the nine month period ended April 3, 1999 includes $20,000 for settlement of this action.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Nine Months Ended April 3, 1999  and March 28, 1998
-----------------------------------------------------------------

For the nine months ended April 3, 1999, Wellco had a net loss of $803,000 compared to net income of $216,000 in the prior year nine month period ended March 28, 1998. Both periods contain unrelated and infrequently occurring items which affect their comparability .

The current year period includes a charge of $589,000 for the restructuring and realignment of certain footwear manufacturing operations. The prior year period includes an income item of $980,000 representing a contract claim and approximately $800,000 of start up costs related to the first production of a new boot product. Excluding these infrequently occurring items, the loss before income taxes in the current period was $674,000 compared to income of $125,000 in the prior period.

The current period  loss was primarily caused by

      o      The  $589,000  restructuring and realignment charge.
      o A significant reduction in revenues from the sale of boots to the U.S. Defense Supply Center Philadelphia (DSCP).
      o      A significant reduction in revenues from technical assistance fees.

In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company is consolidating substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The execution of this plan will result in the elimination by July 2, 1999 of approximately 85 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery to Aguadilla. In addition, the present Aguadilla operations will be moved to a larger facility into which the operations transferred from Waynesville will be incorporated.

The new Aguadilla facility has been leased, certain materials and machinery are currently being transferred,
                                      -13-
new employees are being hired and training has started. In early July, 1999, the balance of Waynesville machinery and materials will be transferred and the present Aguadilla operations will be moved into the new facility.

In addition to manufacturing small quantities of uppers into finished boots when special customer needs arise, the Waynesville facility will continue to warehouse and ship boots and serve as the Company's headquarters, as well as its sales and product development center. This action will not affect Ro-Search, Inc., a wholly-owned subsidiary of the Company which makes specialized footwear manufacturing machinery at the Waynesville facility.

The consolidation of footwear manufacturing operations in one location will have the effect of improving manufacturing efficiency and reducing work in process inventory. In addition, certain manufacturing costs are lower in Puerto Rico than they are in the United States.

In the quarter ended April 3, 1999, a restructuring charge of $570,000 was recorded and $19,000 of realignment expenses were incurred.. This charge represents anticipated employment severance expenses ($545,000) and other exit costs ($25,000). Realignment expenses of $19,000 represent other costs related to the restructuring plan that do not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

Pairs of Direct Molded Sole (DMS) combat boots sold to DSCP in the current nine month period were approximately 19% less than the pairs sold in the prior year nine month period. On April 10, 1998 DSCP exercised its first option on the current DMS boot contract covering the period April 15, 1998 to April 15, 1999. Under this option, Wellco received delivery orders for 25% of total DMS pairs purchased during that option year. For several years, DSCP has been reducing its depot inventory of DMS boots. Prior to this option exercise, in late February, 1998, DSCP met with all DMS boot contractors informing them that inventory reduction was behind schedule and needed to be accelerated. Out of this meeting came a contract modification reducing the total guaranteed minimum pairs to be purchased by DSCP during the first option year. For Wellco, this was a reduction in the minimum pairs from 155,000 to 125,000 pairs. The price per pair for the 125,000 pairs shipped during the first option was increased to partially compensate for the reduced pairs.

Pairs of the Intermediate Cold/Wet (ICW) boot sold to DSCP in the current nine month period were approximately 52% less than the pairs sold in the prior year nine month period. This is Wellco's first contract for the production of this boot, and the contract provides for a base year with two option years. The contract provides that total pairs purchased by DSCP during the first and second option years are approximately 45% less than pairs purchased during the first year. Sales of this boot included in the current nine month period were under the first option year of that contract, and sales included in the prior year nine month period were under the base contract year.

Pairs of the ICB boot sold to DSCP were approximately 91% less than the pairs sold in the prior year nine month period. This is Wellco's first contract for the production of this boot, and the contract provides for a base year with two option years. Shipments under the base year were substantially completed in the fiscal year ended June 27, 1998, and DSCP did not exercise Wellco's first option.

Revenues from technical assistance fees from licensees were lower in the current nine month period. Prior year fees include an additional fee related to supplying certain customers with additional services. Wellco completed providing these additional services by June, 1998. In addition, fees earned from other DMS combat boot manufacturers, which are based on their sales, were lower because of the DSCP inventory reduction program.

In April 1998 Wellco executed an Agreement with Defense Supply Center Philadelphia (DSCP) which provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the 1997 and 1998 fiscal years. Wellco maintains that it is due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract. This interpretation was later changed to the detriment of Wellco. The cost reimbursement is limited to $1,000,000.

Wellco submitted its claim under the Agreement in late May 1998 documenting more than $1,000,000 in costs incurred. After reduction for certain costs related to reaching this Agreement, $980,000 was recorded as income in the March 28, 1998 period. Footnote 5 to the Consolidated Financial Statements gives additional information about this claim and its current status.

The prior year period also includes approximately $800,000 start up costs related to first production of the ICB boot. Because the ICB boot incorporates several technologies and manufacturing methods which are significantly different from those used in boots made by Wellco and because this contract allowed a very short time period between the date of award and first shipment, Wellco incurred significant costs related to rearranging its production line, working with new materials and patterns, employee training and developing new manufacturing methods and procedures.

The tax benefit results from the loss being carried back for a refund of taxes paid in prior years.

Forward Looking Information:

The program to reduce the government's depot inventory of DMS combat boots, and particularly the recent acceleration of that program, has resulted in a reduction of those inventories from 1,400,000 pairs in February, 1998 to 742,000 pairs in April, 1999. The latest information from DSCP is that their target is to have a boot inventory of 5 1/2 to 6 months usage, which would be 400,000 to 450,000 pairs.

Wellco is presently shipping boots under the second option year of its DMS boot contract which covers the period of April 16, 1999 to April 15, 2000. The minimum total pairs DSCP is required to buy from Wellco during this option year is 155,000, compared to 125,000 in the contract's first option year. The DSCP inventory reduction program has a target safety level of pairs for each size of boot in inventory equal to approximately 6 months of consumption. As this safety level is reached for each size, DSCP orders will equal consumption This is already happening for several sizes, although Wellco does not necessarily think its option two shipments will significantly exceed the 155,00 pair required minimum. By the end of the second option year, Wellco believes DSCP ordering for most sizes will be equal to consumption. For its current contract Wellco is receiving 25% of total DMS boot purchases. Based on usage in the last year, the purchase from Wellco of 25% of total DMS boot consumption for the last year would have been 227,500 pairs.

Option two orders received to date by Wellco are less than a pro rata distribution of the minimum pairs over the option year. This reflects DSCP not placing orders until the safety level is reached. Therefore, it is likely that sales of DMS combat boots to DSCP will be proportionately less in the early part of the second option year and proportionately more in the latter part.

Initially, DSCP did not intend to exercise the second and final option under Wellco's ICW boot contract. The second option has now been exercised and Wellco, as a condition of option exercise, agreed to a 50% reduction in the minimum pairs to be purchased during that option year.

In October, 1998 Wellco was awarded a contract to provide an inmate work shoe to a state prison system through September 30, 1999. Wellco had previously supplied this shoe for the year ended September 30, 1997.

As stated in Note 5 to the Consolidated Financial Statements, DSCP have agreed to and paid Wellco for $246,000 of its claim. As to the $754,000 balance, Wellco and DSCP have agreed to attempt to reach a settlement by the use of non-binding mediation. Any amount Wellco receives beyond the $246,000 will be reflected in the period this claim is settled.

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

Comparing The Three  Months Ended April 3, 1999  and March 28, 1998
-------------------------------------------------------------------

For the fiscal quarter ended April 3, 1999, Wellco had a net loss of $376,000 compared to a net profit of $434,000 in the prior year three month period ended March 28, 1998.

The full amount of the restructuring and realignment charge ($589,000) is included in the current period loss, and the full amount of the contract claim ($980,000) is included in the prior year income. The prior year period income also includes approximately $100,000 of start up costs related to the ICB boot. Excluding these infrequently occurring items, the loss before income tax in the current period is $34,000 compared to a loss of $288,000 in the prior period.

Pairs of DMS combat boots sold in the April 3, 1999 period were higher because DSCP increased Wellco's orders to reach the required 125,000 minimum pairs in the first contract option year.

 The April 3, 1999 quarter reflects the same boots sales trend as the nine month period discussed above for the ICW and ICB boots. Pairs of ICW boots sold decreased by 70% and there were no sales of the ICB boots. Also, for the reasons stated above, technical assistance fees decreased by 75% for the current quarter compared to the March 28, 1998 quarter.

For the quarter ending April 3, 1999 Wellco sold 15,000 pairs of the inmate work shoe to a state prison. There were no sales of this shoe in the prior year quarter.




                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal nine months and the last fiscal year the amount of cash and unused line of credit:

                                                           (in thousands)
                                                  April 3, 1999    June 27, 1998
                                                  -------------     ------------

Cash .........................................           $  147           $  196
Unused Line of Credit ........................            2,705            1,115
                                                         ------           ------
Total ........................................           $2,852           $1,311
                                                         ======           ======

The increase in unused line of credit was caused by payments made since June 27, 1998 which reduced the amount borrowed.


The following table summarizes the major sources (uses) of cash for the nine months ended April 3, 1999:


                                                                  (in thousands)
                                                                   April 3, 1999
                                                                   -------------

Net Loss Excluding Depreciation .................................       $  (432)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes ....................................................         2,264
Other ...........................................................           254
Net Cash Provided By Operations .................................         2,086
Cash From Bank Line of Credit ...................................           625
Cash Used to Repay Lines of Credit ..............................        (2,215)
Cash Used to Repay Bank Note Payable ............................          (109)
Cash Used to Purchase Plant and Equipment .......................          (320)
Cash Dividends Paid .............................................          (116)
Net Decrease  in Cash ...........................................       $   (49)

The Management's Discussion and Analysis section of the Company's 1998 Annual Report contains information about the increase in combat boot inventories that occurred during the 1998 fiscal year. Since then, Wellco has been reducing its inventory by reducing the production level and by having short periods of suspended manufacturing operations. The reduction in inventory provided cash of $ 1,700,000 which, along with $670,000 of cash from the reduction in accounts receivable provided the cash from operations. Cash form operations was used to repay the bank line of credit and note, purchase plant and equipment and pay the cash dividend.

The bank line of credit, which provides for total borrowings of $4,000,000, will expire and be subject to renewal on December 31, 1999. The amount outstanding under the bank line of credit at April 3, 1999 was $1,295,000.

The plan of restructure and realignment will result in the use of cash for employee severance payments, machinery purchases, leasehold improvements, moving and other costs. The estimated cash requirement to accomplish this is $1,200,000 and the money will come from the available bank line of credit.

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

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
               See Note 6 to the Consolidated Financial Statements in Part I of this Form 10-Q.
Item 2.        Changes in Securities.  N/A
Item 3.        Defaults Upon Senior Securities.  N/A
Item 4.        Submission of Matters to a Vote of Security Holder.  N/A
Item 5.        Other Information.  N/A
Item 6.        Exhibits and Reports on Form 8-K.
               a).  Exhibits: None
               b).  Reports on Form 8-K: None

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

May 18, 1999