Form 10-K405
period 1999-07-03
WELLCO ENTERPRISES INC
filed 1999-10-05
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 3, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of August 31, 1999, 1,163,246 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 1999) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $2,100,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 15, 1999, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV.
         Definitive  Proxy  Statement,  dated  October  18,  1996,  in PART  IV.
         Definitive Proxy Statement, dated October 17, 1995, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I

Item 1. Business.

The Company operates in one reportable segment. Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear.

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar products and by geographic areas. The majority of revenues ($14,246,000 in 1999 and $17,326,000 in 1998) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. Boot products are the general issue all-leather boot, the hot weather boot and the desert boot, all manufactured using the government specified Direct Molded Sole (DMS) process. The Company also supplies the Intermediate Cold/Wet Boot (ICW), the Infantry Combat Boot/Marine Corps (ICB) and anti-personnel mine protective boots and overboots. The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells some of these same boot products to other customers, including customers located in foreign countries.

The Company provides, primarily under long-term licensing agreements, technology, assistance and related services for manufacturing military and commercial footwear to customers in the United States and abroad. Under these agreements licensees receive technology, services and assistance, and the Company earns fees based primarily on the licensees' sales volume. In addition to providing technical assistance, the Company also, from time to time, supplies certain foreign military footwear manufacturers with some of their machinery and material needs. The Company builds specialized footwear manufacturing equipment for use in its own and its customers' manufacturing operations. This equipment is usually sold, but in some cases it is leased.

Net loss for the 1999 fiscal year was $837,000 ($.72 diluted loss per share) compared to net loss of $337,000 ($.29 diluted loss per share) for the 1998 fiscal year.

In 1999, the Company implemented major changes to its boot manufacturing operations. In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company transferred the majority of its Waynesville, North Carolina footwear operations to and consolidated them with the operations of its facility in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The 1999 loss includes $1,077,000 of costs (pretax) related to this action.

The 1998 loss includes two items that affect the comparability of 1999 and 1998 operating results. The 1998 loss was increased by approximately $800,000 of start up costs incurred in the Company's initial production of the ICB boot. Also, the 1998 loss was reduced by the recognition of a $226,000 non-recurring income item under an agreement with the government.

More information about these, and other events affecting Wellco's 1999 and 1998 operating results, are contained in the Management's Discussion and Analysis section of the Company's 1999 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

For a number of years DSCP has been carrying out a program to reduce its inventory of the DMS combat boot. During the Cold War period, DSCP was authorized to build and maintain a large, ready to go to war inventory of this boot. With the end of the Cold War and reductions in military budgets, DSCP no longer has the funding to support a large inventory. Since the early 1990's, DSCP has been gradually reducing boot inventory by buying fewer pairs than were used. There are presently four contractors in the United States using the DMS process to manufacture three types of combat boots. In order to maintain an industrial base of contractors who could meet wartime needs, this inventory reduction program is being accomplished over several years.

Starting with Wellco's 1998 fiscal year and continuing throughout the 1999 fiscal year, DSCP accelerated this inventory reduction program. Lower sales of DMS combat boots have adversely affected Wellco's operating results for both years. The Company understands the DSCP target inventory level to be a total of 550,000 to 600,000 pairs. At the end of August, 1999 their total inventory was 605,000 pairs. In addition, Wellco has been informed by a DSCP representative that they have substantially reached their target inventory.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and a significant investment in specialized equipment is required for the manufacture of certain types of boots.

The Company competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive. United States footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S.

Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years.

Many factors affect the government's demand for boots and the quantity purchased can vary from year to year. For example, projections show that all service branches except the Marine Corps will not reach their 1999 recruitment goals. Contractors cannot influence the government's boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position.

The U. S. government usually evaluates bids received on solicitations for boots using their "best value" system, under which bidders offering the best value to the government are awarded the contract, or in the case of multiple contract awards, a greater portion of total boots contracted. Best value usually involves an evaluation of performance considerations, such as quality and delivery, with the prices bid being less important. As bidders become more equal in the best value evaluation, price becomes more important. For the current DMS combat boot contract awarded April 15, 1997, Wellco and one other bidder were given the highest possible evaluation. However, since Wellco's bid prices were higher, Wellco was awarded the 25% allocation of total boots, and the other competitor received 35%.

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

All current boot contracts contain options that are exercisable at the government's discretion. In 1998 the government did not exercise an option on one of the Company's contracts.

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

In August, 1995 the Company was awarded a three-phase contract to develop changes to combat boots that will result in fewer lower extremity disorders. The second phase of this work was completed in 1998. The third phase involves an extensive wear test using U.S. Army recruits, and in September, 1999 the Company shipped the boots for this test.

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

The Company's backlog of all sales, not including license fees and rentals, as of September, 1999 was approximately $10,200,000 compared to $11,900,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 2000 fiscal year. The current backlog is less than the prior year's backlog because, as mentioned above, the government did not exercise a contract option.

Most of the raw materials used by the Company can be obtained from at least two sources and are readily available. Because all materials in combat boots must meet rigid government specifications and because quality is the first priority, the Company purchases most of its raw materials from vendors who provide the best materials at a reasonable cost. The loss of some vendors would cause some difficulty for the entire industry, but the Company believes a suitable replacement could be found in a reasonably short period of time. Major raw materials include leathers, fabrics and rubber, and, by government regulation all are from manufacturers in the United States.

The current DMS boot contract provides for the Company to quickly ship direct to
U. S. Armed Forces installations in both the U. S. and abroad. Compared to prior years when shipment was to government warehouses, this increases the Company's investment in inventory.

Compliance with various existing governmental provisions relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position.

The Company employed an average of 293 persons during the 1999 year.


Item 2. Properties.

The Company has manufacturing, warehousing and office facilities in Waynesville, North Carolina and Aguadilla, Puerto Rico. The building and land in North Carolina are owned by the Company. The Puerto Rico building and land are leased.

In 1999, the Company consolidated its existing operations in Puerto Rico and the operations transferred from its Waynesville, North Carolina factory into a larger leased building.

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. As has been the case for the last several years, the volume of operations in 1999 caused the Company's facilities to be used at less than normal capacity.


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


Item 4. Submission of Matters to a Vote of Security Holders.

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 1999.



                                     PART II
Items 5, 6, 7, 7A  and 8.

The information called for by the following items is in the Company's 1999 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                  37
Item 6.  Consolidated Selected Financial Data                                  1
Item 7.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            4-11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk            *
Item 8.  Financial Statements and Supplementary Data                   12-35, 38

* This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 1999 or 1998 fiscal years or during the period from the end of the 1999 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      1999

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                           Year Ended
                               July 3,   June 27,   June 28,  June 29,   July 1,
                                  1999       1998       1997      1996      1995
                               -------   --------   --------  --------   -------

Revenues                      $ 21,312  $  23,917  $  21,199  $ 19,968  $ 18,003
Net Income (Loss)                 (837)      (337)       758       991       969
Basic Earnings (Loss) per
Share (A)                        (0.72)     (0.29)      0.67      0.53      0.37
Diluted Earnings (Loss) per
Share (A)                        (0.72)     (0.29)      0.66      0.52      0.37
Cash Dividends Declared Per
Share of Common Stock              .20        .20        .20      .125      .083
Total Assets at Year End        14,853     16,020     15,652    12,697    22,738
Long-Term Liabilities at Year
End                           $  1,721  $   2,253  $   2,789  $  2,431  $  1,897

(A) All per share amounts reflect a three-for-one stock split in the form of a stock dividend paid on January 3, 1997.



See the Management's Discussion and Analysis section.


Independent Auditors
Deloitte & Touche LLP Charlotte, N.C.

Annual Meeting
November 16, 1999
Corporate Offices
Waynesville, N.C.

10-K Availability The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

Some of you who are long term shareholders may remember 1979 when the cutting and stitching operations of our Waynesville, North Carolina factory were transferred to and consolidated with the cutting and stitching operations of our Aguadilla, Puerto Rico facility. You may also recall that five years later, in 1984, we substantially exited the commercial footwear market, a market in which more than 90% of present U. S. retail sales are of imported footwear, and started to focus our efforts on military boots.

Using the clarity of hindsight, we feel that these decisions have proven to be beneficial to the shareholders of our Company. Having all cutting and stitching operations in Puerto Rico enabled us to be more price competitive. The commercial footwear market has ever increasingly gone to imports. Since 1984, your Company's Puerto Rico facility, which has been in existence since 1956, has manufactured military boot uppers which the Waynesville North Carolina facility lasted and bottomed into finished boots, warehoused and shipped to the United States government for use by U. S. Armed Forces.

In 1999 your Company again took significant action that will have a major impact on our future. After more than eighteen months of competing in a market driven by the government's inventory reduction program, your Board of Directors, in February, 1999, approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company transferred the majority of the lasting, bottoming and finishing operations from its Waynesville, North Carolina facility and consolidated them with the operations of its Aguadilla, Puerto Rico facility.

The 1999 loss includes a $1,077,000 pretax charge related to this action. The loss before income taxes in 1999 was $1,237,000 (a net loss of $837,000 after a $400,000 benefit from tax loss carryback), and this charge was a major reason for that loss.

Since most of our military boots are shipped against delivery orders received four days per week, we had to execute the transfer and consolidation with the minimum interruption in production. With a lot of planning and hard work by dedicated people, we were able to do this.

The goal was to have the consolidated operations in place and be manufacturing boots in Puerto Rico on July 19, 1999. Meeting this target was complicated by the fact that we had to locate a facility in Aguadilla that was large enough to house the consolidated operation. By late April, 1999 we found the facility, transferred the first machines and materials from Waynesville and started training new employees. In late June, we started the process of transferring the existing Puerto Rico cutting and stitching machines, and on July 19 were back in production making complete boots in Puerto Rico.

The Waynesville facility continues to be well used. In addition to manufacturing small quantities of uppers into finished boots when special customer needs arise, the Waynesville facility will continue to manufacture specialized footwear, warehouse and ship boots, and serve as the Company's headquarters, as well as its sales and product development center. This action did not affect Ro-Search, Inc., a wholly-owned subsidiary of the Company which makes specialized footwear manufacturing machinery at the Waynesville facility.

The challenge for the year 2000 is to continue improving the manufacturing efficiency of the expanded Puerto Rico operations.

We did not take this action to remedy a short term problem. We terminated the employment of 77 people at the Waynesville facility. Fortunately , we were able to give them a very generous cash severance based on years of service. We were also able to amend the pension plan to allow lump sum payments of vested benefits, and all terminated employees, except for a few who elected early retirement, took the lump sum.

For years we have kept you informed of the government's need to reduce their inventory of combat boots, and how they were accomplishing that reduction. Last year, we reported the acceleration of this reduction, and a part of what you see in the results of operations for 1999 and 1998 was the result of that acceleration.

This year we report the government's success in this endeavor. Their inventory of combat boots at the end of August, 1999 was 605,000 pairs. We understand the government's target inventory level to be a total of 550,000 to 600,000 pairs. In addition, Wellco has been informed by a DSCP representative that they have substantially reached their target inventory. This should result in DSCP purchases of combat boots equaling approximately consumption in the not too distant future. The Forward Looking Information of Management's Discussion and Analysis section (see page 5) provides more information about the impact this could have on our sales of combat boots.

Last year we reported our having an unsettled claim of $754,000 under an Agreement with the government. This claim is still unsettled. Our Agreement requires binding arbitration. However, it is not a simple process for all of the procedures to occur that will allow the government to be bound by arbitration. The lawyers have finally determined what steps need to take place and we hope to have this issue settled by December 31, 1999.

During the 1999 fiscal year, we saw our employees give their best. Using their skills, hard work and good character, they accomplished the transfer to and consolidation of boot manufacturing in Puerto Rico.

Mr. William D. Schubert, a Director of Wellco since 1990, recently died. Bill had many talents and strengths. His sense of humor and embracing smile always lifted our spirits. Bill had the ability to see clearly through a complex issue, and he used this ability to focus your Board. He will be deeply missed.

We appreciate your support and pledge to you our best efforts.







Horace Auberry                                              David Lutz
Chairman of the Board of Directors                          President, Treasurer
Chief Executive Officer                                  Chief Operating Officer

September 30, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                              RESULTS OF OPERATIONS


Comparing the Fiscal Year ended July 3, 1999 to June 27, 1998:

Loss before income taxes was $1,237,000 in the 1999 fiscal year compared with a loss before income taxes of $527,000 in the 1998 fiscal year. Three significant items affect the comparability of these two numbers.

1. The 1999 loss includes a $1,077,000 charge for the restructure and realignment of boot manufacturing operations. In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico, where the Company has made footwear since 1956.

The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla. Approximately 80 new personnel were added and trained at the Aguadilla facility. In addition, the present Aguadilla operations have been moved to a larger facility into which have been incorporated the operations transferred from Waynesville. Because of certain timing considerations, the Company has not as yet finalized all of the new facilities lease provisions with the government of Puerto Rico. However, the Company does not anticipate any significant changes between the final lease provisions and the ones presently being discussed. By the middle of July, both the transferred and already existing operations were fully operational in the new Puerto Rico facility.

As  detailed  in  Note  19  to  the  Consolidated   Financial  Statements,   the
Restructuring and Realignment Costs charged against 1999 operations totaled $1,077,000 and are made up:

o Net restructuring costs of $764,000 made up of: terminated employee severance costs ($380,000); recognition of prior service cost ($220,000)and actuarial loss ($211,000) related to the pension plan which covered terminated employees; and a net gain ($47,00) from the reduction of post employment employee health care cost liability on terminated employees.

o Realignment costs of $313,000 made up of: new employee training costs ($104,000); cost to move machinery, install machinery and refurbish and prepare building ($119,000); and legal and other costs ($90,000).

2. The 1998 loss was increased by approximately $800,000 of start up costs incurred in the initial production of the new Infantry Combat Boot/Marine Corps. This is explained below in the discussion comparing the 1998 and 1997 fiscal years.

3. The 1998 loss was reduced by the recognition of a $226,000 non-recurring income item under an agreement with the government. This is also explained below in the discussion comparing the 1998 and 1997 fiscal years.

Total revenues from the sale of boots were approximately 8% lower in 1999. Pairs of direct molded sole (DMS) combat boots sold to the Defense Supply Center Philadelphia (DSCP) in 1999 were down only slightly from 1998. Revenues from DMS boot shipments in both 1999 and 1998 have been adversely affected by DSCP's accelerating its inventory reduction program, which is discussed in the forward looking information section.

Pairs of the Intermediate Cold/Wet (ICW) boot sold to DSCP in 1999 were approximately 42% less than the pairs sold in the prior year. This is Wellco's first contract for the production of this boot, and the contract provides for a base year with two option years. The contract provides that total pairs purchased by DSCP during the first option year are approximately 45% less than pairs purchased during the base year. The contract, as amended, also provides an even further reduction in the minimum pairs to be purchased in the second option year.

Revenues from technical assistance fees from licensees were lower in the 1999 year. Prior year fees include an additional fee related to supplying certain customers with additional services. Wellco completed providing these additional services by June, 1998. In addition, fees earned from other DMS combat boot manufacturers, which are based on their sales, were lower because of the DSCP inventory reduction program.

Sales of boot manufacturing equipment to new licensees increased in the current year. However, sales of boot lacing system hardware to commercial boot manufacturers decreased because of both a bad retail sales year and price pressure in this market.

The major categories of fixed and semi-variable manufacturing costs decreased by approximately $580,000 in 1999. Employee group health insurance costs, which varies with actual health care costs incurred by employees because the Company is self funded, were substantially the same as 1998. Certain 1998 manufacturing costs were substantially higher because of the ICB boot start up costs.

The rate of income tax benefit for 1999 was 32% compared to 36% in 1998. This decrease was primarily caused by a reduction in benefit provided by earnings in Puerto Rico which are substantially exempt from both Puerto Rico and federal income taxes.


Forward Looking Information:

Related to the realignment costs discussed above, the Company estimates that the total amount of cost yet to be recognized is between $300,000 and $600,000.

For several years, DSCP has been reducing its inventory of combat boots by purchasing from contractors fewer pairs than were consumed. For the last two years, they have accelerated the reduction. Based on information provided by DSCP, this has resulted in a reduction of these inventories from 1,400,000 pairs in February, 1998 to 605,000 pairs in August, 1999. We understand their target inventory to be a total of 550,000 to 600,000 pairs. In addition, Wellco has been informed by a DSCP representative that they have substantially reached their target inventory.

Wellco is presently shipping boots under the second option year of its DMS boot contract which covers the period of April 16, 1999 to April 15, 2000. The minimum total pairs DSCP is required to buy from Wellco during this option year is 155,000 pairs, compared to 126,122 pairs in the first option year covering the period April 16, 1998 to April 15, 1999. However, since DSCP has substantially reached their target inventory, Wellco anticipates that their order pattern will in the not too distant future approach the level of current consumption. Based on boot consumption for the last year, the annual purchase of combat boots from Wellco, at the current contract's rate of 25% of total DSCP purchases of combat boots being ordered from Wellco, would be approximately 250,000 pairs.

The current DMS boot contract has two more one-year option periods after April 15, 2000. Wellco understands that the present intent of DSCP is to exercise the option for the third year, which would cover the year April 16,2000 through April 15, 2001.

Wellco is presently shipping ICW boots under the contract's second and last option year. Shipments under the second option year will affect Wellco's fiscal year 2000 operations. Although the minimum pairs to be purchased in the second option are less than first option pairs, orders received to date under the second option have already substantially exceeded second option minimum pairs. Wellco understands that this second option increase results from consumption being greater than expected. If this second option ordering trend continues, DSCP could order the contract maximum pairs of 99,000.

As stated in Note 17 to the Consolidated Financial Statements, DSCP has paid $246,000 of a $1,000,000 Wellco claim. Wellco and DSCP have agreed to use binding arbitration as the method to settle the remaining $754,000 of this claim. Any amount Wellco receives beyond the $246,000 will be reflected in the period the arbitrator's decision is known.

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

A lack of timely Year 2000 compliance by Wellco's major customers, vendors and suppliers could have a materially adverse affect on Wellco's results of operations and financial condition, although such adverse effect should not be long term or permanent. For example, orders received from the DSCP for boot shipments are received electronically. After shipment, Wellco electronically invoices boot shipments as well as receiving payment by bank wire transfer. A lack of timely Year 2000 compliance by DSCP may significantly delay Wellco's boot shipments. A lack of timely Year 2000 compliance with related computerized systems, for example the ability to electronically receive invoicing from Wellco, may significantly delay Wellco's receipt of cash from invoices. There may be suppliers of materials, machine replacement parts, and other critical items who may not be Year 2000 compliant. This may mean a delay in getting the necessary materials and other items to maintain a continuous flow of production. The Company has sent written requests to all major vendors and customers asking confirmation as to their Year 2000 compliance status. Responses received to date do not indicate a problem.

Only a few requests have not been responded to, and Wellco continues to pursue getting a response. If vendor responses indicate a problem, Wellco may be able to find other Year 2000 compliant vendors, or order excess materials and other items necessary to continue operations until the estimated time vendors are compliant. If customer responses indicate a problem, Wellco will work with those customers to the extent possible. If Wellco has to take some or all of these actions to minimize any Year 2000 problems, it may have to have additional financing.

Of course, the favorable responses received to date are only as reliable as the responders. While Wellco feels the responses are reliable, there can be no absolute assurance that they are.

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the effect of customers and vendors not being timely in Year 2000 compliance, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 3, 1999. Actual results may differ materially from management expectations.

Comparing the Fiscal Year ended June 27, 1998 to June 28, 1997:

Loss before income taxes was $527,000 in the 1998 fiscal year compared with income before income taxes of $1,088,000 in the 1997 fiscal year. The 1998 fiscal year pretax income includes a $226,000 non-recurring income item representing the accrual of a claim under an Agreement with the Defense Supply Center Philadelphia (DSCP), an agency of the U.S. Department of Defense to which the Company sells combat boots.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each year the Company's cash and funds available from the bank line of credit:

                                     ( in thousands)
                                   1999      1998    1997
                                   ----      ----    ----
Cash .....................       $   89    $  196  $  181
Unused Bank Line of Credit          520     1,115   2,813
                                  -----   -------   -----
Total ....................       $  609    $1,311  $2,994
                                  =====   =======   =====




Cash used to purchase equipment and to make leasehold improvements related to the consolidation of boot manufacturing operations in Puerto Rico was the main cause of the reduction in the unused bank line of credit at the end of 1999.

A reduction of $500,000 in the total bank line available and a higher level of line usage caused the reduction in the amount of the unused bank line at the end of 1998. The increased bank line usage was primarily caused by the purchase of boot production equipment.


The following table summarizes the other major sources and (uses) of cash for the last three years:
                                                      (in thousands)
                                                1999       1998      1997
                                                ----       ----      ----
Income (Loss) Before Depreciation ........   $  (292)   $    99    $ 1,083
Net Change in Accounts Receivable,
Inventory, Accounts Payable and Accrued
Liabilities ..............................     1,170        400     (2,718)
Deferred Taxes, Tax Refund Receivable,
and Other ................................       (30)      (427)        10
Net Cash Provided By (Used In) Operations        848         72     (1,625)
Cash From Bank  Line of Credit ...........       915      1,883      4,350
Cash Used to Repay Bank Line of Credit ...      (320)      (685)    (2,663)
Cash From Bank Loan for Warehouse Addition                  400
Cash Used for Warehouse Addition .........                 (381)
Cash Used to Repay Bank Loan .............      (145)       (73)

                                                1999       1998      1997
                                                ----       ----      ----
Cash Used to Purchase Plant and Equipment    (1,172)    (1,054)      (474)
Cash Dividends Paid .....................      (233)      (233)      (227)
Cash From Stock Options Exercised .......                   86        147
Net Increase (Decrease) in Cash .........   $  (107)   $    15    $ ( 492)


In 1999, a $1,559,000 net reduction in receivables and inventory less a $575,000 net reduction in accounts payable and accrued liabilities provided $984,000 of cash from operations. Machinery purchases and leasehold improvements related to the consolidation of boot manufacturing operations in Puerto Rico were the primary purchases of plant and equipment.

In the 1999 fiscal year, Wellco substantially reduced the amount of cash invested in inventory. This was done after DSCP changed its interpretation of a certain contract clause relating to quick shipment. In addition, a contract modification was received which allowed the shipment of a significant amount of finished boots in June, 1999.

For 1998, cash for a $1,831,000 increase in inventory was provided by a decrease in accounts receivable of $2,679,000. Accounts payable, accrued liabilities and accrued income taxes decreased by $448,000. These are the primary changes that resulted in $72,000 of cash provided by operations. Cash from the bank line of credit was used to finance the purchase of boot production equipment. In addition, cash from a three year bank term loan was used for a warehouse addition.

At July 3, 1999, the Company had a $300,000 commitment for capital equipment. In addition, the Company estimates that approximately $300,000 will be required after July 3, 1999 to complete the consolidation of manufacturing operations in Puerto Rico. Note 11 to the Consolidated Financial Statements provides information about a potential cash payment in the 2003 fiscal year of $309,000 that might result from Wellco's repurchase of its stock in the 1996 fiscal year.

The bank's commitment for a total $4,000,000 line of credit expires on December 31, 1999, and is subject to renewal at the bank's discretion. During the 2000 fiscal year, Wellco expects to continue to rely on the bank line of credit. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

                            WELLCO ENTERPRISES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           FOR THE FISCAL YEARS ENDED
                 JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                     (in thousands except per share amounts)



                                                 JULY 3,    JUNE 27,    JUNE 28,
                                                    1999        1998        1997
                                                 -------    --------    --------
REVENUES (Notes 4, 15 and 16) ...............   $ 21,312    $ 23,917    $ 21,199
                                                --------    --------    --------

COSTS AND EXPENSES:
     Cost of sales and services .............     19,098      22,340      17,611
     Restructuring and realignment
     costs (Note 19) ........................      1,077
     General and administrative
     expenses ...............................      2,136       2,123       2,362
                                                --------    --------    --------
     Total ..................................     22,311      24,463      19,973
                                                --------    --------    --------


INCOME FROM CONTRACT CLAIM (Note 17) ........                    226
                                                            --------

OPERATING INCOME (LOSS) .....................       (999)       (320)      1,226

INTEREST EXPENSE ............................        242         219         191

DIVIDEND AND INTEREST INCOME ................          4          12          53
                                                --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES ...........     (1,237)       (527)      1,088

PROVISION (BENEFIT) FOR INCOME TAXES
(Note 10) ...................................       (400)       (190)        330
                                                --------    --------    --------

NET INCOME (LOSS) ...........................       (837)       (337)        758

OTHER COMPREHENSIVE INCOME (LOSS)
     (Notes 1 and 8):
     (Increase) Decrease In Additional
     Minimum
     Pension Liability ......................        229        (113)
                                                --------    --------    --------

COMPREHENSIVE INCOME (LOSS) .................   $   (608)   $   (450)   $    758
                                                ========    ========    ========

EARNINGS (LOSS) PER SHARE (Note 14)
     Basic earnings (loss) per share             $ (0.72)   $  (0.29)   $   0.67
     Diluted earnings (loss) per
     share ..................................   $  (0.72)   $  (0.29)   $   0.66
                                                ========    ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 1999 AND JUNE 27, 1998
                                 (in thousands)

                                     ASSETS

                                                   JULY 3,              JUNE 27,
                                                      1999                  1998
                                                   -------              --------
CURRENT ASSETS:
     Cash .................................        $    89               $   196
     Receivables, net (Notes 2, 6 and 17) .          4,683                 2,247
     Inventories (Notes 3 and 6) ..........          5,513                 9,508
     Deferred taxes  (Note 10) ............            461                   288
     Income tax refund receivable (Note 10)            226                   292
     Prepaid expenses and advances (Note 5)            160                     4
                                                   -------               -------
     Total ................................         11,132                12,535
                                                   -------               -------

MACHINERY LEASED TO LICENSEES, net
     (Note 4) .............................              6                    16

PROPERTY, PLANT AND EQUIPMENT, net
     (Notes 5 and 6) ......................          2,970                 2,333

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition (Note 1)             228                   228
     Intangible pension asset (Note 8) ....             88                   440
                                                   -------               -------
     Total ................................            316                   668
                                                   -------               -------
DEFERRED TAXES (Note 10) ..................            429                   468


TOTAL .....................................        $14,853               $16,020
                                                   =======               =======

                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 1999 AND JUNE 27, 1998
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JULY 3,    JUNE 27,
                                                         1999        1998
                                                      -------    --------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 6) .....   $  3,480    $  2,885
     Accounts payable ............................      1,046       1,696
     Accrued liabilities (Notes 7, 8, 9 and 19) ..      1,565       1,490
     Accrued income taxes (Note 10) ..............        427         241
     Current maturity of note payable (Note 11) ..        146         146
                                                     --------    --------
         Total ...................................      6,664       6,458
                                                     --------    --------


LONG-TERM LIABILITIES:
     Pension obligation (Note 8) .................      1,375       1,762
     Notes payable (Note 11) .....................        346         491

COMMITMENTS (Note 18)

STOCKHOLDERS' EQUITY (Notes 1, 8, 11, 12, and 13):
     Common stock, $1.00 par value; shares
         authorized- 2,000,000; shares issued and
         outstanding- 1,163,246 at 1999 and 1998 .      1,164       1,164
     Additional paid-in capital ..................        192         192
     Retained earnings ...........................      5,618       6,688
     Accumulated other comprehensive loss ........       (506)       (735)
                                                     --------    --------
         Total ...................................      6,468       7,309
                                                     --------    --------

TOTAL ............................................   $ 14,853    $ 16,020
                                                     ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                                 (in thousands)

                                             JULY 3,   JUNE 27,    JUNE 28,
                                                1999       1998        1997
                                             -------   --------    --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...................   $  (837)   $  (337)   $   758
                                             -------    -------    -------
     Adjustments  to reconcile  net income
     (loss) to net cash provided by (used
     in) operating activities:
         Depreciation and amortization ...       545        436        325
          (Increase) decrease in-
             Receivables .................    (2,436)     2,679        316
             Inventories .................     3,995     (1,831)    (3,753)
             Other current assets ........      (263)      (237)        30
         Increase (decrease) in-
             Accounts payable ............      (650)      (368)       285
             Accrued liabilities .........        75        (80)       215
             Accrued income taxes ........       186       (116)       218
             Pension obligation ..........       194        (39)       (68)
             Other .......................        39        (35)        49
                                             -------    -------    -------
     Total adjustments ...................     1,685        409     (2,383)
                                             -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ................       848         72     (1,625)
                                             -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of equipment, net ....    (1,172)    (1,435)      (474)
                                             -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     INVESTING  ACTIVITIES ...............    (1,172)    (1,435)      (474)
                                             -------    -------    -------


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                                 (in thousands)


                                                  JULY 3,   JUNE 27,    JUNE 28,
                                                     1999       1998        1997
                                                  -------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings .....       915      1,883      4,350
     Repayment of short-term borrowings ......      (320)      (685)    (2,663)
     Proceeds from long-term debt ............                  400
     Repayment of long-term debt .............      (145)       (73)
     Cash dividends paid .....................      (233)      (233)      (227)
     Stock option exercise ...................                   86        147
                                                 -------    -------    -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ....................       217      1,378      1,607
                                                 -------    -------    -------

NET INCREASE (DECREASE) IN CASH ..............      (107)        15       (492)

CASH AT BEGINNING OF YEAR ....................       196        181        673
                                                 -------    -------    -------

CASH AT END OF YEAR ..........................   $    89    $   196    $   181
                                                 =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid (received) for-
         Interest ............................   $   233    $   170    $    94
         Income taxes ........................      (377)       141        192
     Noncash investing and financing activity-
         Adjustment of stock repurchase note .                 (828)       646
                                                 =======     =======    =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                 JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                        (in thousands except share data)


                                                 JULY 3,   JUNE 27,   JUNE 28,
                                                    1999       1998       1997
                                                 -------   --------   --------

COMMON STOCK (Notes 11, 12 and 13):
     Balance at beginning of year ...........   $ 1,164    $ 1,151    $   374
     Common stock issued in stock split .....                             749
     Stock option exercise ..................                   13         28
                                                 -------    -------    -------
     Balance at end of year .................     1,164      1,164      1,151
                                                 -------    -------    -------


ADDITIONAL PAID-IN CAPITAL (Notes 12 and 13):
     Balance at beginning of year ...........       192        119        598
     Transfer to common stock the par value
         of stock issued in stock split .....                            (598)
     Stock option exercise ..................                   73        119
                                                 -------    -------    -------
     Balance at end of year .................       192        192        119
                                                  -------    -------    -------

RETAINED EARNINGS (Notes 11 and 13):
     Balance at beginning of year ...........     6,688      6,430      6,696
     Adjustment of note payable from stock
         repurchase .........................                  828       (646)
     Transfer to common stock the par value
         of stock issued in stock split .....                            (151)
     Net income (loss) ......................      (837)      (337)       758
     Cash dividends (per share: 1999, 1998
         and 1997 -  $.20)                         (233)      (233)      (227)
                                                  -------    -------    -------
     Balance at end of year .................     5,618      6,688      6,430
                                                  -------    -------    -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Additional Minimum Pension Liability
     (Notes 1 and 8):
     Balance at beginning of year ...........      (735)      (622)      (622)
     Change for the year ....................       229       (113)
                                                 -------    -------    -------
     Balance at end of year .................      (506)      (735)      (622)
                                                 -------    -------    -------

TOTAL STOCKHOLDERS' EQUITY ..................   $ 6,468    $ 7,309    $ 7,078
                                                 =======    =======    =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended July 3, 1999, June 27, 1998, and June 28, 1997


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

         Fair Value of Financial Instruments
                  The carrying values of cash, receivables and accounts payable at July 3, 1999 approximate fair value. The carrying value of the note payable is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

         Depreciation
                  The  Company   uses  the   straight-line   method  to  compute
                  depreciation on machinery leased to licensees and property, plant and equipment used by the Company.

         Research and Development Costs
                  All research and development costs are expensed as incurred unless subject to reimbursement.

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

         Revenue Recognition
                  All government combat boot production contracts are fixed price with multi-year options exercisable at the discretion of the government . If a contracts delivery order requires shipment to a depot warehouse, revenue is recognized for each boot shipment after it has been accepted by the government's Quality Assurance Representative. If a contracts delivery order requires shipment directly to the consumer, revenues are recognized upon shipment.

                  Revenues from government research and development contracts are recognized as services are performed and invoiced. Revenues from licensees are recognized in the period services are rendered or products are shipped.

         Fiscal Year
                  The Company's fiscal year ends on the Saturday closest to June
                  30. Consequently, the 1999 fiscal year contains 53 weeks of operating results and the 1998 and 1997 fiscal years each contain 52 weeks.

         Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock-Based Compensation Plans
                  The Company accounts for its stock-based compensation plans using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees". The Company also provides the disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Compensation expense under this method is generally recognized if there is a difference between the award price for stock options and the stock's market price at the date of award.

         Comprehensive Income
                  Statement  of  Financial  Accounting  Standards  No. 130 (SFAS
                  130), "Reporting Comprehensive Income," became effective for the Company's fiscal year ending July 3, 1999. This statement established standards for reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined as net income (loss) and all changes in equity except those resulting from investments by owners and distributions to owners. Under SFAS 130, the Company's pension liability adjustment is reported as an item of comprehensive income.


2.  RECEIVABLES:

     The majority of receivables at July 3, 1999 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 1999 and 1998 are not significant.


3.  INVENTORIES:

         The components of inventories are:

                               (in thousands)
                               1999     1998
                               ----     ----


Finished Goods ...........   $1,948   $4,747
Work in Process ..........    1,712    2,077
Raw Materials and Supplies    1,853    2,684
                             ------   ------
Total ....................   $5,513   $9,508
                             ======   ======

4.  MACHINERY LEASED TO LICENSEES:

         Accumulated depreciation netted against the cost of leased assets in the 1999 and 1998 Consolidated Balance Sheets is $1,513,000 and $1,503,000, respectively. Rental revenues for the fiscal years 1999, 1998, and 1997 were $100,000, $141,000 and $178,000, substantially all of which vary with lessees' production or shipments.


5.  PROPERTY, PLANT AND EQUIPMENT:

         The cost and accumulated depreciation of property, plant and equipment are summarized as follows:

                                                     (in thousands)
                                                                       Estimated
                                               1999         1998     Useful Life
                                               ----         ----     -----------
Land                                          $ 107        $ 107         N/A
Buildings                                     1,176          774     40-45 Years
Construction in Progress
(Warehouse Addition)                                         381         N/A
Machinery & Equipment                         4,139        3,632      2-20 Years
Furniture & Fixtures                            792          709      2-10 years
Leasehold Improvements                          457           63            *
Total Cost                                  $ 6,671      $ 5,666
Total Accumulated
Depreciation                                $ 3,701      $ 3,333


*Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

Advance payments on equipment, included in prepaid expenses and advances, were $134,000 at July 3, 1999.


6.  LINES OF CREDIT:

         The Company maintains a $4,000,000 bank line of credit.The line, which expires December 31, 1999, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,914,000 at July 3,
         1999) and all non-governmental receivables and inventory ($1,494,000 at July 3, 1999). At July

         3, 1999, borrowings on the line of credit were $3,480,000 with $520,000 available in additional borrowings.

         Interest is at the prime rate of 7.75% at July 3, 1999. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at July 3, 1999. The Company has received from the bank a waiver for the period ended July 3, 1999 regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.


7.  ACCRUED LIABILITIES:

         The components of accrued liabilities are:

                                   (in thousands)
                                    1999     1998
                                    ----     ----
Compensation (Note 19) ........   $  738   $  763
Pension Benefits ..............      161      191
Retiree Health Benefits .......      170      225
Restructuring Reserve (Note 19)      119
Interest Expense ..............      155      146
Other .........................      222      165
                                  ------   ------
Total .........................   $1,565   $1,490
                                  ======   ======

8. PENSION PLANS:

         Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures About Pensions and Other Postretirement Benefits," is effective for the Company's 1999 fiscal year. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and does not address measurement or recognition of such items.

         The Company has two non-contributory, defined benefit pension plans covering substantially all employees at its North Carolina plant. The Company's policy is to fund the minimum amount required by the Employee Retirement Income Security Act. The Company's pension plans provide retirement benefits based on either years of service or final average annual earnings.

         The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income (Loss) and computed in accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting For Pensions", are:

                                            (in thousands)
                                        1999    1998     1997
                                        ----    ----     ----
Benefits Earned for Service in the
Current Year ......................   $ 159    $ 139    $ 147
Interest on the Projected Benefit
Obligation ........................     393      394      388
Return on Plan Assets .............    (255)    (254)    (234)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses Against
Actuarial  Assumptions ............     174      162      163
                                      -----    -----    -----
Pension Expense ...................   $ 471    $ 441    $ 464
                                      =====    =====    =====


         Included in the Restructuring and Realignment Costs (see Note 19) in the Consolidated Statements of Operations and Comprehensive Income
         (Loss) is a cost of $431,000 relating to the curtailment and settlement of certain pension liabilities. This amount includes $220,000 of previously unrecognized prior service cost of persons terminated and $211,000 of previously unrecognized actuarial losses for terminated participants who received lump-sum cash settlements of their vested accrued pension benefits prior to July 3, 1999.

         Below are various analyses and other information relating to the Company's pension liability, assets and expense as of June 30, 1999 (most recent actuarial valuation date) and June 30, 1998 (all amounts are in thousands except for those indicated as percent):


ANALYSIS OF PROJECTED PENSION LIABILITY:            1999       1998
                                                    ----       ----
Total Projected Liability at Beginning of Year   $ 5,815    $ 5,449
Current Year Service Cost ....................       159        139
Interest Cost on Projected Liability .........       393        394
Benefit Payments .............................      (531)      (423)
Actuarial (Gain) Loss ........................      (123)       256
Increased Liability from Plan Amendments .....         9
                                                 -------    -------
Total Projected Liability at End of Year .....   $ 5,722    $ 5,815
                                                 =======    =======

ANALYSIS OF FAIR VALUE OF PENSION PLAN ASSETS:      1999       1998
                                                    ----       ----
Fair Value of Plan Assets at Beginning of Year   $ 3,530    $ 3,261
Company Contributions ........................       621        480
Actual Return on Plan Assets .................       261        212
Benefit Payments .............................      (531)      (423)
                                                 -------    -------
Fair Value of Plan Assets at End of Year .....   $ 3,881    $ 3,530
                                                 =======    =======

FUNDED STATUS:                                   1999       1998
                                                 ----       ----
Excess of Projected Benefit Obligation Over
Fair Value of Plan Assets .................   $ 1,842    $ 2,285
Less Projected Future Salary Increases ....      (306)      (333)
                                              -------    -------
Equal to Liability Recognized in the
Consolidated Financial Statements .........   $ 1,536    $ 1,952
                                              =======    =======

COMPONENTS OF PENSION LIABILITY:                  1999       1998
                                                  ----       ----
Unamortized Costs Not Yet Charged Against
Operations-
Net Obligation at July 1, 1987 .............   $    98    $   284
Net Obligation From Changes to Plan Benefits
Since July 1, 1987 .........................       194        276
Net Loss from Actuarial Assumptions Being
Different From Actual ......................       868      1,325
Less Projected Salary Increases That are in
Total Liability ............................      (306)      (331)
Total Liability Not Yet Charged Against
Operations .................................       854      1,554
Amount of Total Liability Charged Against
Operations .................................       682        400
                                               -------    -------
Total Pension Liability Recognized in
Consolidated Financial
Statements Including Amounts in Accrued
Expenses ...................................   $ 1,536    $ 1,954
                                               =======    =======

COMPONENTS OF PENSION LIABILITY THAT HAVE  NOT
YET BEEN CHARGED AGAINST OPERATIONS:                   1999     1998
                                                       ----     ----
Intangible Pension Asset .........................   $   88   $  440
Deferred Tax Asset ...............................      260      379
Accumulated Other Comprehensive Loss .............      506      735
                                                     ------   ------
Total Liability Not Yet Charged Against Operations   $  854   $1,554
                                                     ======   ======


CERTAIN ACTUARIAL ASSUMPTIONS:                            1999   1998
                                                          ----   ----
Assumed Discount Rate ...............................     7.5%   7.0%
Expected Long-Term Rate of Return on Plan Assets ....     7.5%   7.0%
Rate of Compensation Increase, For the One Plan Whose
Benefits Are Pay Related ............................     5.0%   5.5%


         The  Consolidated  Statement of  Operations  and  Comprehensive  Income
         (Loss) shows the amount included in Other Comprehensive Income that resulted from recording the pension liability that has not yet been charged against operations.

         Because the above amounts are measured by the Company's actuary as of the end of the pension plan year, June 30, 1999, they do not reflect the effect of settlement payments made to some of the terminated employees on July 1, 1999 (see Note 19). A new measurement will be made by the actuary after all settlement payments are made. The Company estimates that this will be completed not later than the second quarter of fiscal year 2000. Any significant change to the above amounts will be disclosed in the period in which the re-measured amounts are known.


9. RETIREE HEALTH BENEFITS:

         The Company accounts for the costs and liability of health care benefits for retired employees using Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions". The liability at the date of adoption of FAS 106 (July 4, 1993) is being recognized over employee future service lives. The disclosure requirements for postretirement benefits required by SFAS 132 have been adopted.

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

         The cost of retiree health benefits included in the 1999, 1998 and 1997 Statements of Operations and Comprehensive Income (Loss) was:

                                                  (in thousands)
                                                 1999  1998  1997
                                                 ----  ----  ----
Benefits Earned for Current Service ......       $ 35  $ 23  $ 25
Interest Cost on Accumulated Liability ...         24    23    24
Amortization of the July 4, 1993 Liability         14    14    14
                                                 ----   ---   ---
Total Cost ...............................       $ 72  $ 60  $ 63
                                                 ====   ===   ===



         An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see Note 7) at July 3, 1999 and June 27, 1998 is:

                                                              (in thousands)
                                                                1999     1998
                                                                ----     ----
Total Liability at Beginning of Year .......................   $ 381    $ 284
Liability for Current Service ..............................      35       23
Interest on Liability ......................................      24       23
Benefit Payments ...........................................     (81)      (5)
Actuarial Loss .............................................      21       56
Reduction in Liability for Employment Terminations (Note 19)    (173)
Total Liability at End of Year .............................     207      381
Less Unamortized Liability at July 4, 1993 .................     (73)    (213)
Unrecognized Gain ..........................................      36       57
                                                               -----    -----
Liability Recognized in the Consolidated Balance Sheets ....   $ 170    $ 225
                                                               =====    =====


         The assumed health care cost trend rate used to project expected future cost was 11.25% in 1999 (12.0% in 1998), gradually decreasing to 6% by 2006 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 7.5% for 1999 and 7% for 1998. The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.


10. INCOME TAXES:

         The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:

                                        (in thousands)
                                      1999     1998     1997
                                      ----     ----     ----
Federal Provision (Benefit):
    Currently Payable (Refundable)   $(158)   $(294)   $ 355
    Deferred .....................    (252)      76      (87)
    Total Federal ................    (410)    (218)     268
State Provision ..................      10       28       62
Total Provision (Benefit) ........   $(400)   $(190)   $ 330



A reconciliation of the effective income tax rate for the 1999, 1998 and 1997 fiscal years is as follows:

                                                  1999     1998    1997
                                                  ----     ----    ----
Statutory Federal Income Tax (Benefit) Rate ...   (34%)   (34%)    34%
Current Period Income of Puerto Rico Subsidiary
Substantially Exempt From Puerto Rican and
Federal Income Taxes ..........................    (1%)    (9%)    (7%)
State Taxes, Net of Federal Tax Benefit .......     1%      4%      5%
Untaxed Foreign Sales Corporation Income ......     *      (2%)     *
Non-deductible Expenses .......................     *       4%      *
Other .........................................     2%      1%     (2%)
Effective Income Tax (Benefit) Rate ...........   (32%)   (36%)    30%
                     * less than 1%


         Income earned in Puerto Rico by the Company's Puerto Rican subsidiary is 90% exempt from Puerto Rican income tax through 2000. In conjunction with the consolidation of boot manufacturing operations in Puerto Rico, the Company has applied for, and expects to receive, a new multi-year tax exemption grant with terms similar to the present one. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act), passed by Congress on August 2, 1996 and subsequently signed by the President, terminated the federal tax credit on this income subject to a phase out for existing companies, for tax years beginning after December 31, 1996. Under the phase out, the Company should receive a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit will be limited, and will be completely eliminated starting with the 2007 fiscal year.

         The accumulated undistributed earnings ($4,575,000 at July 3, 1999) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent Company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future.

         At July 3, 1999, the Company has an income tax refund receivable for the carryback of part of the 1999 loss.

         Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 1999 and 1998 are as follows:

                                                                  (in thousands)

Deferred Tax Assets:                                            1999       1998
                                                                ----       ----
Pension Cost Charged Against Financial Statement Income,
Not Yet Deducted From Taxable Income ...................   $   216    $    71
Tax Effect of Pension Liability Charged Against Equity .       260        379
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable Income .       200        162
Additional Costs Inventoried for Tax Purposes ..........        64        112
Federal NOL Carryforward ...............................       179
State NOL Carryforward .................................       270         70
Alternative Minimum Tax Credit .........................        36
Other ..................................................        90         88
Total Deferred Tax Assets ..............................     1,315        882
Valuation Allowance ....................................      (360)       (70)
Net Deferred Tax Assets ................................       955        812
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income Not Yet
Charged Against Financial Statement Income .............        65         56
Net Deferred Tax Assets ................................   $   890    $   756

         Because of the level of uncertainty about being able to reduce future income tax payments by certain tax carryforward items, deferred tax assets have been reduced by the above shown valuation allowances.


11.  NOTES PAYABLE:

         On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. The Stock Repurchase Agreement provides that certain additional payments may be made through Wellco's fiscal year 2003.

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

         Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made if the Agreement is enforceable. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of the estimated payment for fiscal year 2003, discounted at a rate of 8.5%, is $309,000.

         The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The Note Payable has been calculated on this basis. The Company revised its estimate of the amount that might be paid during fiscal years 1998 and 1997. For fiscal year 1998 during which there was a net loss, the revised estimate decreased the Note Payable and increased Retained Earnings by $828,000 (as required by generally accepted accounting principles for stock repurchases). For fiscal year 1997 in which there was net income, the Note Payable was increased and Retained Earnings was decreased by $646,000.

         The Stock Repurchase Agreement does not provide for the payment of interest. However, generally accepted accounting principles require that interest be imputed. Interest expense on the Stock Repurchase Agreement for the fiscal years 1999, 1998, and 1997 was $10,000,

         $97,000 and $49,000 respectively. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

         In 1998, a bank provided a three year term loan as part of the cash required to construct a new warehouse adjoining the Company's existing facilities in Waynesville, North Carolina. This loan is payable in monthly installments of $12,125 plus interest at the bank's prime rate of 7.75% at July 3, 1999 and $183,000 was outstanding under this loan at July 3, 1999. The installments of long-term debt maturing in each of the two remaining fiscal years are: 2000 - $146,000 and 2001 - $37,000.

12. STOCK OPTIONS:

         The Board of Directors approved the 1997 Stock Option Plan for Key Employees (1997 Key Employees Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Non- Employee Directors Plan). These Plans provide for the granting of options to purchase 99,000 shares (1997 Key Employee Plan) and 16,000 shares (1997 Non-Employee Directors Plan), and at July 3, 1999 options for the purchase of 93,000 shares had been granted under the 1997 Key Employee Plan and 14,000 shares under the 1997 Non-Employee Directors Plan. Under both Plans, the option price is the market price on the date granted and options have a life of 10 years from the date granted. Options granted under both of these plans were fully exercisable on the date granted except for certain options granted to certain officers which are not fully exercisable until future years in order to qualify them for certain tax treatment. Options for the purchase of 83,600 shares were immediately exercisable and 11,700 became exercisable during 1999 with the remaining options being exercisable in 2000 - 8,300 and 2001 - 3,400.

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


         Transactions involving these Plans for the last three fiscal years are summarized below:

                                                                       Weighted-
                                                No. of                   Average
Option Shares:                                  Shares            Exercise Price
Outstanding at June 29, 1996                   54,600                     $5.33
Exercised                                     (27,500)                     5.34
Outstanding at June 28, 1997                   27,100                      5.32
Granted                                       107,000                     12.10
Exercised                                     (12,600)                     6.73
Forfeited                                      (2,000)                    12.00

Outstanding at June 27, 1998                  119,500                     11.13
Expired                                        (1,500)                     5.50
Outstanding at July 3, 1999                   118,000                    $11.20


The following table summarizes information about fixed stock options outstanding at July 3, 1999:

                                                                Weighted-Average
                                                                       Remaining
            Range of Exercise     Weighted Average              Contractual Life
Number                 Prices       Exercise Price                      in Years
 15,000                 $5.00                $5.00                           6.0
103,000         $12.00-$17.50               $12.11                           8.0



         Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock- Based Compensation," became effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net loss and net loss per share would have been reduced to the pro forma amounts shown below for fiscal years 1999 and 1998 (in thousands, except per share amounts):


                                                    1999            1998
                                                    ----            ----
Net Loss, As Reported ........................   $  (837)        $  (337)
Net Loss, Pro Forma ..........................   $  (882)        $  (626)
Net Loss Per Share, As Reported ..............   $  (0.72)       $  (0.29)
Net Loss Per Share, Pro Forma ................   $  (0.76)       $  (0.54)

         No options were granted during 1999 and 1997.

         The fair value on the date options were granted (the amount deducted from net income as reported in arriving at pro forma net loss amounts above) was estimated using the Black- Scholes option pricing model using the following assumptions:

                                                  1999          1998
                                                  ----          ----
Expected Dividend Yield ........................  1.67%         1.67%
Expected Stock Price Volatility ................ 43.30%        39.40%
Risk-Free Interest Rate ......................... 5.62%         5.55%
Expected Life of Options in Years ................. 3.0           2.9
Weighted-Average Fair Value of Options
Granted ......................................   $ 3.83        $ 3.54



13. STOCK SPLIT:

         All common shares and per share amounts give effect to a three-for-one stock split effected in the form of a stock dividend distributed on January 3, 1997 to stockholders of record on December 6, 1996. The par value of the new shares issued, $749,000, was transferred to Common Stock from Additional Paid-In Capital ($598,000) and Retained Earnings ($151,000).


14.  EARNINGS PER SHARE:

         The Company computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

         The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             For the Fiscal Year Ended 7-03-99
                                            Net Loss         Shares    Per-Share
                                           (Numerator)    (Denominator)   Amount
Basic EPS Available to Shareholders         $(837,000)    1,163,246      $(0.72)
Effect of Dilutive Stock-based Compensation
Arrangements (Note: N/A - Anti-dilutive)
                                            ----------    ---------      -------
Diluted EPS Available to Shareholders       $(837,000)    1,163,246      $(0.72)
                                            ==========    =========      =======

                                             For the Fiscal Year Ended 6-27-98
                                            Net Loss         Shares    Per-Share
                                           (Numerator)   (Denominator)    Amount

Basic EPS Available to Shareholders         $(337,000)    1,161,103      $(0.29)
Effect of Dilutive Stock-based Compensation
Arrangements (Note: N/A - Anti-dilutive)
                                            ----------    ---------      -------
Diluted EPS Available to Shareholders       $(337,000)    1,161,103      $(0.29)
                                            ==========    =========      =======


                                             For the Fiscal Year Ended 6-28-97
                                            Net Income        Shares   Per-Share
                                           (Numerator)    (Denominator)   Amount

Basic EPS Available to Shareholders           $758,000    1,126,113        $0.67
Effect of Dilutive Stock-based Compensation
Arrangements                                                 26,698
                                              --------    ---------        -----
Diluted EPS Available to Shareholders         $758,000    1,152,811        $0.66
                                              ========    =========        =====


15. SEGMENT AND REVENUE INFORMATION:

         Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," is effective for the Company's 1999 fiscal year. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas.

         The Company operates in one reportable segment. Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The Company identifies segments based on the Company's organization under one management group. The Company's operations are managed as one unit and resources are allocated without regard to separate functions.

         Information about the Company's revenues is as follows:

                                                            (in thousands)
                                                        1999     1998       1997
                                                        ----     ----       ----
Sales of Footwear and Related Items ..............   $20,913   $22,745   $20,387
Revenues from Licensees ..........................       399     1,172       812
Total Revenues by Major Product Group ............    21,312    23,917    21,199

Revenues from U. S. Customers ....................    18,816    22,653    20,496
Revenues from International Customers ............     2,496     1,264       703
Total Revenues by Geographic Region ..............    21,312    23,917    21,199

Location of Major International Customers:
Latin America ....................................     1,252       529        64
Canada ...........................................       833       369       313
Asia/Pacific .....................................       374       331       322

Major Customer- U. S. Government .................   $14,246   $17,326   $14,611



         The Company does not have long-lived assets or operations in foreign countries. The categorization of revenues as being from international customers was based upon the final destination of products sold or services rendered.


16. GOVERNMENT BOOT CONTRACT REVENUES:

         From time to time, the Company records estimates of revenues or costs associated with certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to are included in the period of settlement. There were no significant unsettled contract actions at July 3, 1999. Income before income taxes in 1997 was decreased by $73,000 from contract actions settled with the U.S. Government at amounts different than previously recorded estimates. There were no significant differences between estimated and actual amounts for contract actions settled in fiscal years 1999 and 1998.


17. CONTRACT CLAIM:

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

         Wellco  submitted  its claim  under  the  Agreement  in late May,  1998 documenting more than $1,000,000 in costs incurred. In an early October, 1998 meeting with Wellco, DSCP agreed to pay, and has paid, $246,000 of the $1,000,000 claim.

         The Agreement's binding arbitration provision has proven to be procedurally impossible for DSCP. This has resulted in Wellco filing a claim with DSCP which, as agreed with DSCP counsel, will be settled by using an Armed Services Board of Contract Appeals judge as an arbitrator, whose decision will be binding. It is anticipated that the arbitration will be held in November or December 1999.

         Wellco cannot reasonably predict what the arbitrator will decide. Therefore, the 1998 Consolidated Statements of Operations and Comprehensive Income (Loss) included $226,000 of income related to this claim, representing the$246,000 agreed to by DSCP less $20,000 of related costs. Any amount Wellco will receive beyond $246,000 will be recorded at the time of the arbitration decision.


18. COMMITMENTS:

         Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum number of shares that could be purchased at July 3, 1999 is approximately 83,000.

         The Company is negotiating the terms of an operating lease for the larger facility which houses its manufacturing operations in Puerto Rico (see Note 19). The Company expects the final lease to stipulate total lease payments for the period January 1, 2000 through June 30, 2009 of $1,425,000. Lease payments for each of the Company's five fiscal years ending after July 3, 1999 are expected to be: $60,000, $120,000, $120,000, $135,000 and $150,000. Lease expense for the
         Company's former Puerto Rico facility in the 1999, 1998 and 1997 fiscal years was: $59,000, $54,000 and $54,000.




19. RESTRUCTURING AND REALIGNMENT COSTS:

         In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company consolidated substantially all footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956.

         The execution of this plan, which started in early May 1999, resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla. Approximately 80 new personnel were added and trained in Aguadilla and the Aguadilla operations have been moved to a larger facility which incorporates the operations transferred from Waynesville. Because of certain timing considerations, the Company has not yet finalized all of the new facilities lease provisions with the government of Puerto Rico. However, the Company does not anticipate any significant changes between the final lease provisions and the ones presently being discussed. By the middle of July 1999, the new facility was fully operational.

         Below is an analysis (amounts in thousands) of the Restructuring and Realignment Costs included in the Consolidated Statement of Operations and Comprehensive Income (Loss):

Costs Recognized as of July 3, 1999:
Restructuring Costs Under EITF 94-3:
Employee Cash Severance and Continuation of Group Health Insurance        $ 380
Recognition of Pension Prior Service Cost on Employees Terminated           220
Recognition of Unrealized Actuarial Loss on Lump-Sum Pension Payments
Made                                                                        211
Reduction in Liability for Future Retiree Health Care Cost                  (47)
Total Restructuring Costs                                                   764
Realignment Costs:
Cost to Move and Install Machinery, Including Building Preparation Cost     119
Actual Employee Training Cost Paid                                          104
Legal and Other Costs                                                        90
Total Realignment Costs                                                     313
Total Costs Recognized                                                  $ 1,077



         Below is an analysis of the disposition as of July 3, 1999 of the Restructuring and Realignment Costs recognized:

Disposition of Restructure and Realignment Costs as of July 3, 1999:
Costs Paid Before July 3, 1999, Primarily Employee Severance,
Training and Moving                                                      $  549
Increase in Pension Liability                                               431
Reduction in Liability For Future Retiree Health Cost                       (47)
Increased Payroll Tax Liability *                                            25
Recognized as Restructuring Liability, Primarily Employee
Severance Cost (Note 7)                                                     119
Total Cost Recognized                                                   $ 1,077
         * Included in "Compensation" in Note 7


         In addition to manufacturing small quantities of uppers into finished boots when special customer needs arise, the Waynesville facility will continue to manufacture specialized footwear, warehouse and ship boots, and serve as the Company's headquarters, as well as its sales and product development center. This action will not affect Ro-Search, Inc., a wholly-owned subsidiary of the Company which makes specialized footwear manufacturing machinery at the Waynesville facility.

         After July 3, 1999, the Company will incur certain additional Realignment Costs. These costs will primarily be related to the final move of machinery and materials to Aguadilla, machinery installation, the completion of employee training and the recognition of the previously unrecognized actuarial loss in a pension plan. The Company estimates that the total amount of cost yet to be recognized will be between $300,000 and $600,000.

         The Company has been informed by the government of Puerto Rico that it will receive a government grant of up to $400,000 as reimbursement for certain costs, as approved by the government, related to the increased operations in Puerto Rico. These amounts will be recorded in the period received.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 1999 and June 27, 1998, and the results of their operations and comprehensive income
(loss) and their cash flows for each of the three years in the period ended July 3, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 23, 1999

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                            Fiscal Year 1999 Quarters

                                      First       Second      Third       Fourth
Market Price Per Share-
High                                 12 3/4       12 1/8     10 1/8        9 1/2
Low                                  10 1/2        9 3/8      5 1/4        5 3/8
Per Share Cash Dividend Declared                    $.10                    $.10




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

The number of holders of record of Wellco's Common Stock as of September 17, 1999 was 269.



Registrar and Transfer Agent
ChaseMellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)


                            Fiscal Year 1999 Quarters

                                      First       Second      Third       Fourth

Revenues                            $ 4,957      $ 3,829    $ 4,383     $ 8,143
Cost of Sales and Services            4,484        3,667      3,841       7,106
Net Loss                               (149)        (278)   (A)(376)    (A) (34)
Net Loss Per Share                  $ (0.13)     $ (0.24)   $ (0.32)    $ (0.03)


                            Fiscal Year 1998 Quarters

                                      First       Second      Third       Fourth

Revenues                            $ 5,676      $ 7,926    $ 5,162     $ 5,153
Cost of Sales and Services            5,435        7,317      5,046       4,542
Net Income (Loss)                      (233)          15    (B) 434    (C) (553)
Net Income (Loss) Per Share)        $ (0.20)      $ 0.01     $ 0.37     $ (0.48)




(A) Reduced by $403,000 in the third quarter and $413,000 in the fourth quarter, representing restructuring and realignment costs. See Note 19 to the Consolidated Financial Statements.

(B) Increased by $718,000 for the contract claim discussed in Note 17 to the Consolidated Financial Statements. In the March, 1998 meeting which resulted in this claim, Wellco outlined the cost items that would be in its claim and DSCP did not react unfavorably to any item. After a $20,000 reduction for certain costs related to reaching this Agreement, in accordance with SOP 81-1, "Accounting For Performance of Construction - Type and Certain Production - Type Contracts, $980,000 was recorded as an item of income in the third quarter of the 1998 fiscal year.

(C) Decreased by $501,000 related to the adjustment of the claim receivable mentioned in (B) above. See Note 17 to the Consolidated Financial Statements.

Officers and Directors

HORACE AUBERRY
Chairman of the Board and Chief Executive Officer

ROLF KAUFMAN
Vice Chairman of the Board

DAVID LUTZ
President and Chief Operating Officer and Treasurer

FRED K. WEBB, Jr.
Vice President of Marketing

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


Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

JAMES T. EMERSON
Retired Engineer

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of Interstate / Johnson Lane

J. AARON PREVOST
Retired Banker

WILLIAM D. SCHUBERT   (Deceased, August, 1999)
Principal of Advanced Management Concepts
(Management Consultants)

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 15, 1999, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.  (Board  of
Directors)

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

         Identification of Executive Officers and Certain Significant Employees:


Name                            Age      Office
Horace Auberry                   68      Chairman of the Board of Directors,
                                         Chief Executive Officer
David Lutz, CPA                  54      President, Treasurer and Director
Rolf Kaufman                     69      Vice Chairman, Board of Directors
Sven Oberg                       60      Vice President-Technical Director
Fred K. Webb, Jr.                39      Vice President of Marketing
Richard A. Wood, Jr.             62      Secretary
Tammy Francis, CPA               40      Controller, Assistant Secretary


In 1996, Mr. Kaufman retired from the office of President and remains active as a consultant to the Company serving in the position as Vice Chairman, Board of Directors. Mr. Lutz was elected to the office of President in 1996, previously serving as Secretary/ Treasurer. Ms. Francis has been Controller since October, 1996 and was elected Assistant Secretary in November, 1998. She was Controller of Atlas Precision, Inc., an injection molding manufacturer, from 1995 until October, 1996. From 1990 until 1995, she was Manager of Finance and Accounting at Haywood Electric Membership Corporation, a rural utility company. Prior to becoming Secretary of the Company in 1996, Mr. Wood served for more than the past five years as Assistant Secretary. Mr. Wood is a partner in the law firm of McGuire, Wood & Bissett, general counsel to the Company. Mr. Webb has been a director since 1996 and an employee with the Company since August 1998. In February 1999, Mr. Webb was elected Vice President of Marketing. Mr. Webb was employed as an Accounting Team Leader with United Guaranty Corporation from 1989 until 1998.

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

Item 11. Executive Compensation.  (Executive Compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)

Item  13.   Certain   Relationships   and   Related   Transactions.   (Board  of
Directors/Security Ownership)

Since the beginning of the 1999 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 1999  fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was  indebted  to the  Registrant  or its  subsidiaries  in an amount  exceeding
$60,000.
                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. All Financial Statements

                                                                          Page
                                                                          Number
Independent Auditors' Consent                                                10
The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 1999 Annual Report
to Shareholders which is integrated into Part II of this
Form 10-K immediately after page 5
Consolidated Balance Sheets-at July 3, 1999  and June 27, 1998            13-14*
Consolidated Statements of Operations and Comprehensive Income
(Loss)-years ended July 3,1999, June 27, 1998 and June 28, 1997              12*
Consolidated Statements of Cash Flows-years ended July 3, 1999,
June 27, 1998 and June 28, 1997                                           15-16*
Consolidated Statements of Stockholders' Equity-years ended
July 3, 1999, June 27, 1998 and June 28, 1997                                17*
Independent Auditors' Report                                                 36*
Notes to Consolidated Financial Statements                                18-35*

* Page number in the 1999 Annual Report to Shareholders integrated in Part II of this Form 10-K.


2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information contained is not material.

3. Exhibits

Exhibit                                                                     Page
Number        Description                                                 Number
      3       Articles of Incorporation and By-Laws                          (a)
      10      Material Contracts:
              A. Bonus Arrangement*                                          (b)
              B. 1996 Stock Option Plan for Key Employees of Wellco
                 Enterprises, Inc.*                                          (c)
              C. 1997 Stock Option Plan for Key Employees of Wellco
                 Enterprises, Inc.*                                          (d)
               D. 1997 Stock Option Plan for Non-Employee Directors of
               Wellco Enterprises, Inc.*                                     (d)
      21       Subsidiaries of Registrant                                    11
      23       Consent of Experts                                            10

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

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended July 3, 1999.

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


Date: October 1, 1999

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



Date: October 1, 1999

                          INDEPENDENT AUDITORS' CONSENT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina


We consent to the incorporation by reference in the Registration Statement of Wellco Enterprises, Inc. and subsidiaries on Form S-8 of our report dated September 23, 1999, appearing in the Annual Report on Form 10-K of Wellco Enterprises, Inc. for the year ended July 3, 1999.





DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 4, 1999