Form 10-Q
period 1999-10-02
WELLCO ENTERPRISES INC
filed 1999-11-16
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 1999

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

1,163,246 shares of $1 par value common stock were outstanding on November 16, 1999.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED OCTOBER 2, 1999










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 2, 1999 AND JULY 3, 1999
                                 (in thousands)

                                     ASSETS

                                                     (unaudited)
                                                      OCTOBER 2,         JULY 3,
                                                            1999            1999
                                                     ------------        -------
CURRENT ASSETS:
     Cash ........................................      $     56       $     89
     Receivables .................................         1,581          4,683
     Inventories-
          Finished goods .........................         1,818          1,948
          Work in process ........................         2,097          1,712
          Raw materials ..........................         2,087          1,853
                                                         --------      ---------
          Total ..................................         6,002          5,513
     Deferred taxes and prepaid expenses .........           780            621
     Income tax refund receivable ................           226            226
                                                         --------      ---------
     Total .......................................         8,645         11,132
                                                         --------      ---------

MACHINERY LEASED TO LICENSEES
     (less accumulated depreciation of
     $1,514 and $1,513) ..........................             5              6

PROPERTY, PLANT AND EQUIPMENT:
     Land ........................................           107            107
     Buildings ...................................         1,176          1,176
     Machinery and equipment .....................         4,889          4,139
     Furniture and automobiles ...................           819            792
     Leasehold improvements ......................           583            457
                                                         --------      ---------
     Total cost ..................................         7,574          6,671
     Less accumulated depreciation and
        amortization .............................        (3,875)        (3,701)
                                                         --------      ---------
     Net .........................................         3,699          2,970
                                                         --------      ---------

INTANGIBLE ASSETS:
     Excess of cost over net assets of
        subsidiary at acquisition ................           228            228
     Intangible pension asset ....................            88             88
                                                         --------      ---------
     Total .......................................           316            316

DEFERRED TAXES ...................................           429            429
                                                         --------      ---------

TOTAL ............................................      $ 13,094       $ 14,853
                                                        =========      =========



                            (continued on next page)

                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 2, 1999 AND JULY 3, 1999
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                        OCTOBER 2,       JULY 3,
                                                              1999          1999
                                                       -----------     ---------

CURRENT LIABILITIES:
     Short-term borrowing from bank (Note 2) .......     $  1,310      $  3,480
     Accounts payable ..............................        1,780         1,046
     Accrued compensation ..........................          967           908
     Accrued restructuring costs (Note 3) ..........           78           119
     Accrued pension ...............................           64           161
     Accrued income taxes ..........................          471           427
     Other liabilities .............................          317           377
     Current maturity of note payable ..............          146           146
                                                          --------     ---------
     Total .........................................        5,133         6,664
                                                          --------     ---------

LONG-TERM LIABILITIES:
     Pension obligation ............................        1,375         1,375
     Notes payable .................................          309           346

STOCKHOLDERS' EQUITY :
     Common stock, $1.00 par value .................        1,164         1,164
     Additional paid-in capital ....................          192           192
     Retained earnings .............................        5,427         5,618
     Accumulated other comprehensive loss ..........         (506)         (506)
                                                          --------     ---------
     Total .........................................        6,277         6,468
                                                          --------     ---------

TOTAL ..............................................     $ 13,094      $ 14,853
                                                         =========     =========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998
                  (in thousands except per share and number of
                                     shares)

                                                       (unaudited)
                                                OCTOBER 2,     OCTOBER 3,
                                                      1999           1998
                                                ----------     ----------

REVENUES ..................................   $     4,732    $     4,957
                                               -----------   ------------

COSTS AND EXPENSES:
     Cost of sales and services ...........         4,093          4,484
     Restructuring and realignment costs
     (Note 3) .............................           359
     General and administrative expenses ..           471            573
                                               -----------   ------------

     Total ................................         4,923          5,057
                                               -----------   ------------

OPERATING LOSS ............................          (191)          (100)

NET INTEREST EXPENSE ......................           (48)           (78)
                                               -----------   ------------

LOSS BEFORE INCOME TAXES ..................          (239)          (178)

BENEFIT FOR INCOME TAXES ..................           (48)           (29)
                                                -----------  ------------

NET LOSS AND  COMPREHENSIVE LOSS ..........   $      (191)   $      (149)
                                              =============  ============

BASIC LOSS PER SHARE
     based on weighted average number of
     shares outstanding ...................   $     (0.16)   $     (0.13)
                                              ============   ============
     Shares used in computing basic
     earnings per share ...................     1,163,246      1,163,246
                                              ============   ============

DILUTED LOSS PER SHARE based on weighted
     average  number of shares  outstanding
     and dilutive stock
      options .............................   $     (0.16)   $     (0.13)
                                              ============   ============
     Shares used in computing diluted
     earnings per share ...................     1,163,246      1,163,246
                                              ============   ============



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                 (in thousands)
                                                   (unaudited)
                                              OCTOBER 2,  OCTOBER 3,
                                                    1999        1998
                                              ----------  ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net loss ...............................   $  (191)   $  (149)
                                                --------   --------
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization .....       175        124
          (Increase) decrease in-
               Receivables ..................     3,102       (287)
               Inventories ..................      (489)     1,214
               Other current assets .........      (159)      (103)
          Increase (decrease) in-
               Accounts payable .............       734       (108)
               Accrued liabilities ..........        18         25
               Accrued income taxes .........        44        (50)
               Pension obligation ...........       (97)       (73)
               Other ........................       (60)       (88)
                                                --------   --------
     Total adjustments ......................     3,268        654
                                                --------   --------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ...................     3,077        505
                                                --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment, net ..      (903)       (49)
                                                --------   --------
NET CASH USED IN INVESTING ACTIVITIES .......      (903)       (49)
                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from bank ........................
     Net payments under short-term agreements    (2,170)      (335)
     Principal payments of bank note payable        (37)       (36)
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ...................    (2,207)      (371)
                                                --------   --------


NET INCREASE (DECREASE) IN CASH .............       (33)        85

CASH AT BEGINNING OF PERIOD .................        89        196
                                                --------   --------

CASH AT END OF PERIOD .......................   $    56    $   281
                                                ========   ========




                            (continued on next page)

                           WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                 (in thousands)
                                                   (unaudited)
                                              OCTOBER 2,  OCTOBER 3,
                                                    1999        1998
                                              ----------  ----------






SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest ............                $     47   $     76
          Income taxes ........                      --         22
                                               =========  =========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                                 OCTOBER 2, 1999
                     (in thousands except number of shares)
                                   (unaudited)


                                    Common Stock         Additional
                                               Par          Paid-In     Retained
                                    Shares     Value        Capital     Earnings
                                 -----------------------------------------------
BALANCE AT JULY 3, 1999          1,163,246   $ 1,164          $ 192     $ 5,618

Net loss for the fiscal three
 months ended October 2, 1999                                              (191)

BALANCE AT OCTOBER 2, 1999       1,163,246   $ 1,164          $ 192     $ 5,427
                                ------------------------------------------------



                                   Accumulated
                                         Other
                                  Comprehensive
                                           Loss
                               ----------------
BALANCE AT JULY 3, 1999                 $ (506)

Change for the fiscal three
 months ended October 2, 1999               -
                               ----------------

BALANCE AT OCTOBER 2, 1999              $ (506)
                               ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL THREE MONTHS ENDED OCTOBER 2, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Recent Statement of the Financial Accounting Standards Board

      In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133,
      Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was amended by SFAS No. 137 to make the provisions of SFAS No. 133 effective for the fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the implementation of this standard on the financial statements.

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to June 30. The current year fiscal quarter ending October 2, 1999 contained 13 weeks. The 1999 fiscal year contained 53 weeks and the fiscal quarter ended October 3, 1998 contained 14 weeks.


2.    LINES OF CREDIT:

      The $4,000,000 bank line, which expires December 31, 1999, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,048,000) and all non-governmental accounts receivable and inventory ($1,815,000). At October 2,1999, borrowings on the line of credit were $1,310,000 with $2,690,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at October 2, 1999. The Company has received from the bank a waiver regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.


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

      Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal year 1999
                                       -9-
      and quarter ending October 2, 1999 is as follows:

                                                                   1999
                                                               Activity  July 3,
                                                                Charged     1999
                              1999 Period     1999  1999 Total  Against  Accrued
                                    Costs  Accrual    Expenses  Accrual  Balance
                              -----------  -------  ---------- --------  -------
Severance                                  764,000     764,000 (645,000) 119,000
Employee Training Costs           104,000              104,000
Equipment Relocation and
Installation                      119,000              119,000
Legal and Other                    90,000               90,000
   Total                          313,000  764,000   1,077,000 (645,000) 119,000

                                                          October 2,
                                                                1999
                                                            Activity     October
                        October 2,  October 2,  October 2,   Charged     2, 1999
                       1999 Period        1999  1999 Total   Against     Accrued
                             Costs     Accrual    Expenses   Accrual     Balance
                       -----------  ----------  ----------  --------     -------
Severance                               32,000      32,000  (73,000)      78,000
Employee Training
Costs                      170,000                 170,000
Equipment Relocation
and Installation            87,000                   87,000
Legal and Other             70,000                   70,000
    Total                  327,000      32,000      359,000 (73,000)      78,000



      After October 2, 1999, the Company will incur certain additional Restructuring and Realignment Costs. These costs will primarily be related to completion of employee training, and when combined with other miscellaneous costs, are not expected to exceed $150,000. In addition, after the Company's actuary has completed certain calculations to reflect all terminated employees, some adjustment to previously recognized severance costs may be necessary.

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing The Three Months Ended October 2, 1999 and October 3, 1998:

Loss before income taxes was $239,000 in the fiscal three months ended October 2, 1999 (the "current period") compared to a loss before income taxes of $178,000 in the prior year three month period ended October 3, 1998 (the "prior period").

The current period loss was caused by restructuring and realignment costs totaling $359,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla.

As  detailed  in  Note  3  to  the  Consolidated   Financial   Statements,   the
Restructuring and Realignment Costs charged against current period operations are made up of:

      o Restructuring costs of $32,000 to increase the amount previously accrued for health care costs on terminated employees. A part of the severance compensation for terminated Waynesville employees was the continuation of health insurance for two months past termination. The Company is self funded for its group health insurance and actual health care costs for the last few months have been greater than those used to originally estimate this cost.

      o Realignment costs of $327,000 made up of: new employee training costs ($170,000); cost to move machinery, install machinery and refurbish and prepare building ($87,000); and legal and other costs ($70,000). The relocation of operations from its Waynesville, North Carolina facility to its Aguadilla, Puerto Rico facility is expected to have a favorable effect on the effective income tax rate.

Revenues in the current period were $225,000 less than the prior period. The primary reason for this decrease was a reduction in sales to licensees of boot making materials and machinery. These types of sales can vary significantly from period to period with the needs of customers.

An increase in pairs of Direct Molded Sole (DMS) combat boots sold to the U. S. government resulted in a 9% increase in revenues from the sale of boots. For the last several years, DMS boot shipments have been adversely affected by the government's inventory reduction program, and the prior period revenues were even lower due to an acceleration of that program. The Company believes this small increase in DMS boot sales in the current period is the result of the government having substantially completed its inventory reduction program.

The decrease in cost of sales and services was due to the reduced sales of boot making materials and machinery and lower boot manufacturing costs in Aguadilla. General and administrative expenses decreased because of lower administrative personnel compensation. In addition, the prior period included certain legal costs related to a federal grand jury investigation. This investigation was subsequently terminated without any action being taken.

Forward Looking Information:

Wellco analyzes DMS combat boot monthly inventories, which are supplied by the government, and certain
                                      -11-
other  information.   This  information  enables  the  Company  to  monitor  the government's progress in its inventory reduction program. We understand the government's target inventory to be a total of 550,000 to 600,000 pairs, compared to our computation of approximately 590,000 pairs available at October, 1999. These numbers strongly indicate that the government must soon start ordering pairs of combat boots equaling consumption.

Wellco is presently shipping boots under the second option year of its DMS boot contract which covers the period of April 16, 1999 to April 15, 2000. The minimum total pairs the government is required to buy from Wellco during this option year is 155,000 pairs at the current contract rate of 25% of total government purchases to be supplied by Wellco. Based on boot consumption for the last year, the annual purchase of combat boots from Wellco would be approximately 250,000 pairs if the government purchases at a rate equaling consumption.

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

Only a few requests have not been responded to, and Wellco is currently determining the need for any contingent action, including ordering excess raw materials, related to these non-responders. Wellco believes that financing any excess raw materials purchases will not have an adverse effect on its financial position. Of course, the favorable responses received to date are only as reliable as the responders. While Wellco feels the responses are reliable, there can be no absolute assurance that they are.

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

The following table summarizes at the end of the most recent fiscal quarter end and the last fiscal year the amount of cash and unused line of credit:

                                                      (in thousands)
                                         October 2, 1999            July 3, 1999
                                         ---------------            ------------
Cash                                                 $56                     $89
Unused Line of Credit                              2,690                     520
                                                  ------                    ----
Total                                             $2,746                    $609
                                                  ======                    ====


The increase in unused line of credit was caused by payments made since July 3, 1999 which reduced the amount borrowed.

The following table summarizes the major sources (uses) of cash for the three months ended October 2, 1999:
                                                                  (in thousands)

                                                                 October 2, 1999
                                                                 ---------------
Net Loss Excluding Depreciation                                            ($16)
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes                                                              3,409
Other                                                                      (316)
Net Cash Provided By Operations                                           3,077
Cash From Bank Line of Credit                                               395
Cash Used to Repay Lines of Credit                                       (2,565)
Cash Used to Repay Bank Note Payable                                        (37)
Cash Used to Purchase Plant and Equipment                                  (903)
Net Decrease  in Cash                                                      $(33)

In June, 1999 a contract modification was received which allowed the shipment of a significant amount of finished boots which had been completed for a long time. The receivable from this sale was collected in the quarter ended October 2, 1999. In addition, cash was received in the October 2, 1999 quarter from several other large boot shipments in the quarter ended July 3, 1999. A significant amount of this cash was used to pay down the bank line of credit, pay for costs related to the consolidation of boot manufacturing operations in Puerto Rico, and to purchase plant and equipment.

Related to the consolidation of boot manufacturing operations in Puerto Rico, cash was used to purchase machinery, to make leasehold improvements and to pay for machinery moving and employee training costs. In addition, cash was used to purchase machinery which will enable the Company to expand its manufacturing methods.

The bank line of credit, which provides for total borrowing of $4,000,000, will expire and be subject to renewal on December 31, 1999. The amount outstanding under the bank line of credit at October 2, 1999 was $1,310,000. The Company expects to continue to rely on this bank line of credit.

The additional cash required to complete the consolidation of boot manufacturing operations in Puerto Rico is not expected to exceed $150,000.

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

November 16, 1999