Form 10-Q
period 2000-01-01
WELLCO ENTERPRISES INC
filed 2000-02-16
CIK 105532

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2000

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                     -------------------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                            56-0769274
---------------------------                          --------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            150 Westwood Circle, P.O. Box 188, Waynesville, NC 28786

                     (Address of Principal Executive Office)

Registrant's telephone number, including area code 828-456-3545
                                                   ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No   .
   ---   ---

1,163,246 shares of $1 par value common stock were outstanding on February 15, 2000.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED JANUARY 1, 2000

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

                        JANUARY 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                       JANUARY 1,        JULY 3,
                                                             2000           1999
                                                       ----------        -------
CURRENT ASSETS:
      Cash .......................................      $      8       $     89
      Receivables ................................         1,350          4,683
      Inventories-
          Finished goods .........................         2,063          1,948
          Work in process ........................         2,411          1,712
          Raw materials ..........................         2,374          1,853
                                                        --------       --------
          Total ..................................         6,848          5,513
      Deferred taxes and prepaid expenses ........           758            621
      Income tax refund receivable ...............           226            226
                                                        --------       --------
      Total ......................................         9,190         11,132
                                                        --------       --------

MACHINERY LEASED TO LICENSEES
      (less accumulated depreciation of
      $1,516 and $1,513) .........................            13              6

PROPERTY, PLANT AND EQUIPMENT:

      Land .......................................           107            107
      Buildings ..................................         1,176          1,176
      Machinery and equipment ....................         4,955          4,139
      Furniture and automobiles ..................           824            792
      Leasehold improvements .....................           670            457
                                                        --------       --------
      Total cost .................................         7,732          6,671
      Less accumulated depreciation and
         amortization ............................        (4,049)        (3,701)
                                                        --------       --------
      Net ........................................         3,683          2,970
                                                        --------       --------

INTANGIBLE ASSETS:

      Excess of cost over net assets of
         subsidiary at acquisition ...............           228            228
      Intangible pension asset  (Note 5) .........           116             88
                                                        --------       --------
      Total ......................................           344            316

DEFERRED TAXES ...................................           470            429
                                                        --------       --------

TOTAL ............................................      $ 13,700       $ 14,853
                                                        ========       ========



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS

                        JANUARY 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                        JANUARY 1,       JULY 3,
                                                              2000          1999
                                                       -----------       -------

CURRENT LIABILITIES:

      Short-term borrowing from bank (Note 2) ......     $  2,420      $  3,480
      Accounts payable .............................        1,448         1,046
      Accrued compensation .........................          759           908
      Accrued restructuring costs (Note 3) .........            2           119
      Accrued pension (Note 5) .....................          148           161
      Accrued income taxes .........................          502           427
      Cash dividend declared .......................          116          --
      Other liabilities ............................          317           377
      Current maturity of note payable .............          109           146
                                                         --------      --------
      Total ........................................        5,821         6,664
                                                         --------      --------

LONG-TERM LIABILITIES:

      Pension obligation  (Note 5) .................        1,291         1,375
      Notes payable ................................          309           346

STOCKHOLDERS' EQUITY :
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        5,509         5,618
      Accumulated other comprehensive loss
      (Note 5) .....................................         (586)         (506)
                                                         --------      --------
      Total ........................................        6,279         6,468
                                                         --------      --------

TOTAL ..............................................     $ 13,700      $ 14,853
                                                         ========      ========
See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2000 AND JANUARY 2, 1999
                  (in thousands except per share and number of
                                     shares)

                                                         (unaudited)
                                                      JANUARY 1,      JANUARY 2,
                                                            2000            1999
                                                      ----------      ----------

REVENUES .......................................    $     9,291     $     8,786
                                                    -----------     -----------

COSTS AND EXPENSES:

      Cost of sales and services ...............          8,125           8,151
      Restructuring and realignment costs
      (Note 3) .................................            312            --
      General and administrative expenses ......            940           1,126
                                                    -----------     -----------

      Total ....................................          9,377           9,277
                                                    -----------     -----------

CONTRACT CLAIM (Note 4) ........................            215            --
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................            129            (491)

NET INTEREST EXPENSE ...........................           (119)           (149)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............             10            (640)

PROVISION (BENEFIT) FOR INCOME TAXES ...........              3            (213)
                                                    -----------     -----------

NET INCOME (LOSS) ..............................    $         7     $      (427)
                                                    ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE
      based on weighted average number of
      shares outstanding .......................    $      0.01     $     (0.37)
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS  (LOSS) PER SHARE  based
      on weighted  average  number of shares
      outstanding and dilutive stock
      options ..................................    $      0.01     $     (0.37)
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,168,391       1,163,246
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                       JANUARY 1, 2000 AND JANUARY 2, 1999
                  (in thousands except per share and number of
                                     shares)

                                                            (unaudited)
                                                     JANUARY 1,       JANUARY 2,
                                                           2000             1999
                                                     ----------       ----------

REVENUES .....................................     $     4,559      $     3,829
                                                   -----------      -----------

COSTS AND EXPENSES:

      Cost of sales and services .............           4,032            3,667
      Restructuring and realignment
      costs (Note 3) .........................             (47)
      General and administrative expenses ....             469              553
                                                   -----------      -----------
      Total ..................................           4,454            4,220
                                                   -----------      -----------

CONTRACT CLAIM (Note 4) ......................             215             --
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................             320             (391)

NET INTEREST EXPENSE .........................             (71)             (71)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............             249             (462)

PROVISION (BENEFIT) FOR INCOME TAXES .........              51             (184)
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $       198      $      (278)
                                                   ===========      ===========


BASIC EARNINGS (LOSS) PER SHARE
      based on weighted average number of
      shares outstanding .....................     $      0.17      $     (0.24)
                                                   ===========      ===========
      Shares used in computing basic
      earnings per share .....................       1,163,246        1,163,246
                                                   ===========      ===========

DILUTED EARNINGS  (LOSS) PER SHARE
      based on weighted  average
      number of shares
      outstanding and dilutive stock
      options ................................     $      0.17      $     (0.24)
                                                   ===========      ===========
      Shares used in computing diluted
      earnings per share .....................       1,168,655        1,163,246
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2000 AND JANUARY 2, 1999
                                 (in thousands)
                                                             (unaudited)
                                                         JANUARY 1,   JANUARY 2,
                                                               2000         1999
                                                         ----------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:

     Net income (loss) ...............................     $     7      $  (427)
                                                           -------      -------
     Adjustments  to reconcile  net income
    (loss) to net cash provided by (used
     in) operating activities:

          Depreciation and amortization ..............         351          247
          (Increase) decrease in-
                Receivables ..........................       3,333          612
                Inventories ..........................      (1,335)       1,456
                Other current assets .................        (137)          16
          Increase (decrease) in-
                Accounts payable .....................         402         (129)
                Accrued liabilities ..................        (266)        (263)
                Accrued income taxes .................          75         (241)
                Pension obligation ...................        (205)         (90)
                Other ................................        (138)         (80)
                                                           -------      -------
     Total adjustments ...............................       2,080        1,528
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)

     OPERATING ACTIVITIES ............................       2,087        1,101
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of plant and equipment, net ...........      (1,071)         (98)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................      (1,071)         (98)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net payments under short-term agreements ........      (1,060)      (1,085)
     Principal payments of bank note payable .........         (37)         (73)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)

     FINANCING ACTIVITIES ............................      (1,097)      (1,158)
                                                           -------      -------


NET DECREASE IN CASH .................................         (81)        (155)

CASH AT BEGINNING OF PERIOD ..........................          89          196
                                                           -------      -------

CASH AT END OF PERIOD ................................     $     8      $    41
                                                           =======      =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2000 AND JANUARY 2, 1999
                                 (in thousands)
                                                             (unaudited)
                                                         JANUARY 1,   JANUARY 2,
                                                               2000         1999
                                                         ----------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

     Cash paid for-
          Interest .................................          $118          $146
          Income taxes .............................            10            27
     Noncash dividend accrual ......................           116           116
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                 JANUARY 1, 2000
                     (in thousands except number of shares)
                                   (unaudited)


                                     Common Stock         Additional
                                                Par          Paid-In    Retained
                                   Shares     Value          Capital    Earnings
                                ------------------------------------------------
BALANCE AT JULY 3, 1999         1,163,246   $ 1,164            $ 192    $ 5,618

Net income for the fiscal six
  months ended January 1, 2000                                                7
Cash dividend declared
  ($.10 per share)                                                         (116)
                                ------------------------------------------------

BALANCE AT JANUARY 1, 2000      1,163,246    $ 1,164           $ 192     $ 5,509
                                ================================================



                                   Accumulated
                                         Other
                                 Comprehensive
                                          Loss
                                --------------
BALANCE AT JULY 3, 1999                $ (506)

Change for the fiscal six
  months ended January 1, 2000
  (Note 5)                                (80)
                                --------------

BALANCE AT JANUARY 1, 2000             $ (586)
                                ==============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL SIX MONTHS ENDED JANUARY 1, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Statement of the Financial Accounting Standards Board

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was amended by SFAS No. 137 to make the provisions of SFAS No. 133 effective for the fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the implementation of this standard on its financial statements.

2.    LINES OF CREDIT:

During the second quarter, the Company renewed its $4,000,000 secured bank line of credit. The bank line, which expires December 31, 2000 can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,016,000) and all non-governmental accounts receivable and inventory ($1,124,000). At January 1, 2000, borrowings on the line of credit were $2,420,000 with $1,580,000 available in additional borrowings.

The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at January 1, 2000. The Company has received from the bank a waiver regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.

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

Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal year 1999 and fiscal six months and quarter ending January 1, 2000 are as follows:

Fiscal Year Ending July 3, 1999:


                                                           Activity
                                                            Charged
                           Period                  Total    Against      Accrued
                            Costs     Accrual   Expenses    Accrual      Balance
------------------------- --------- ---------- ---------- --------- ------------
Severance                            $764,000   $764,000  ($680,000)    $84,000
------------------------- --------- ---------- ---------- ---------- -----------
Employee Training Costs    104,000               104,000
------------------------- --------- ---------- ---------- ---------- -----------
Equipment Relocation and
Installation                84,000     35,000    119,000                 35,000
------------------------- --------- ---------- ---------- ---------- -----------
Legal and Other             90,000                90,000
------------------------- --------- ---------- ---------- ---------- -----------
   Total                  $278,000   $799,000 $1,077,000  ($680,000)   $119,000
------------------------- -------- ----------- ---------- ---------- -----------


Fiscal Six Months Ending January 1, 2000:


                                                           Activity
                                                            Charged
                           Period                  Total    Against      Accrued
                            Costs     Accrual   Expenses    Accrual      Balance
------------------------- --------- ---------- ---------- --------- ------------
Severance                ($122,000)   $32,000   ($90,000) ($116,000)
------------------------- --------- ---------- ---------- ---------- -----------
Employee Training Costs    186,000               186,000
------------------------- --------- ---------- ---------- ----------- ----------
Equipment Relocation and
Installation               102,000      5,000    107,000    (38,000)      2,000
------------------------- --------- ---------- ---------- ---------- -----------
Legal and Other            109,000               109,000
------------------------- --------- ---------- ---------- ---------- -----------
    Total                 $275,000    $37,000   $312,000  ($154,000)     $2,000
------------------------- --------- ---------- --------- ----------- -----------


Quarter Ending January 1, 2000:

                                                           Activity
                                                            Charged
                           Period                  Total    Against      Accrued
                            Costs     Accrual   Expenses    Accrual      Balance
------------------------- ---------- --------- ---------- ---------  -----------
Severance                 ($122,000)           ($122,000)
------------------------- ---------- --------- ---------- ---------  -----------
Employee Training Costs      16,000               16,000
------------------------- ---------- --------- ---------- ---------  -----------
Equipment Relocation and
Installation                 20,000               20,000    (3,000)       2,000
------------------------- ---------- --------- ---------- ---------  -----------
Legal and Other              39,000               39,000
------------------------- ---------- --------- ---------- ---------  -----------
    Total                  ($47,000)            ($47,000)  ($3,000)      $2,000
-------------------------- --------- --------- ---------- ---------  -----------

After January 1, 2000, the Company expects certain additional realignment costs. These costs will primarily be related to completion of employee training, and when combined with other miscellaneous costs, are not expected to exceed $25,000.

The Company has been informed by the government of Puerto Rico that it will receive a government grant of up to $400,000 as reimbursement for certain costs, as approved by the government, related to the increased operations in Puerto Rico. These amounts will be recorded in the period received.

4.    CONTRACT CLAIM:

In April 1998 Wellco executed an Agreement with Defense Supply Center Philadelphia (DSCP). The Agreement provides that DSCP will reimburse the Company for certain costs incurred related to contract performance during the fourth quarter of the 1997 fiscal year and the first two quarters of the 1998 fiscal year. Wellco maintained that it was due reimbursement for costs incurred in performing in accordance with a prior DSCP interpretation of the contract. This interpretation was later changed to the detriment of Wellco. The Agreement provided that any disagreement between Wellco and DSCP on an item of cost will be subject to binding arbitration.

In October, 1998, DSCP agreed to pay Wellco $246,000 under this Agreement. The 1998 fiscal year Consolidated Statements of Operations included $226,000 of income related to this claim, representing the agreed to $246,000 less $20,000 of related costs. Wellco subsequently filed a contract claim for the additional amount it felt was due under the Agreement.

In January, 2000 the federal government's Alternative Disputes Resolution (ADR) procedure was used to reach a final and non-appealable settlement of the claim. The Consolidated Statements of Operations for the six months and three months ended January 1, 2000 include $215,000 for the settlement of this claim, which is the amount awarded Wellco by the ADR Judge less related costs.

5.    PENSION PLANS:

Footnote 9 to the Company's 1999 Annual Report provides information about the Company's pension plans as of June 30, 1999 (the date of the most recent actuarial valuation at the end of the fiscal year 1999). On July 2, 1999, 77 employees were terminated related to the consolidation of substantially all footwear manufacturing operations in Aguadilla, Puerto Rico. The information in Footnote 9 of the 1999 Annual Report included estimated pension costs recorded for the employee terminations, and did not reflect the affect of pension settlement payments made to these employees after June 30, 1999. The Company's actuary has now completed the final calculations necessary for updating this June 30, 1999 disclosure for these terminations.

Below is the June 30, 1999 pension information reflecting those employee terminations (all amounts are in thousands):

         ANALYSIS OF PROJECTED PENSION LIABILITY:              1999        1998
         ----------------------------------------              ----        ----
         Total Projected Liability at Beginning of Year     $ 5,815     $ 5,449
         ----------------------------------------------      -------     -------
         Current Year Service Cost                              159         139
         -------------------------                           -------     -------
         Interest Cost on Projected Liability                   393         394
         -------------------------------------               -------     -------
         Benefit Payments                                      (531)       (423)
         ----------------                                    -------     -------
         Actuarial (Gain) Loss                                 (123)        256
         ---------------------                               -------     -------
         Increased Liability from Plan Amendments                 9
         ----------------------------------------            -------     -------
         Reduction in Liability for Terminated Employees       (450)
         -----------------------------------------------     -------     -------
         Total Projected Liability at End of Year           $ 5,272      $5,815
         ----------------------------------------            -------     -------

         ANALYSIS OF FAIR VALUE OF PENSION PLAN ASSETS:        1999        1998
         ----------------------------------------------        ----        ----
         Fair Value of Plan Assets at Beginning of Year     $ 3,530     $ 3,261
         ----------------------------------------------     --------    --------
         Company Contributions                                  621         480
         ---------------------                              --------    --------
         Actual Return on Plan Assets                           262         212
         ----------------------------                       --------    --------
         Benefit Payments to Retired Employees                 (531)       (423)
         -------------------------------------              --------    --------
         Settlement Payments to Terminated Employees           (478)
         -------------------------------------------        --------    --------
         Fair Value of Plan Assets at End of Year           $ 3,404     $ 3,530
         ----------------------------------------           --------    --------


         FUNDED STATUS:                                        1999        1998
         --------------                                        ----        -----
         Excess of Projected Benefit Obligation Over Fair
         Value of Plan Assets                               $ 1,868     $ 2,285
         ------------------------------------------------   --------    --------
         Less Projected Future Salary Increases                (306)       (333)
         --------------------------------------             --------    --------
         Equal to Liability Recognized in the
         Consolidated Financial Statements                  $ 1,562     $ 1,952
         ------------------------------------               --------    --------


         COMPONENTS OF PENSION LIABILITY:                     1999         1998
         --------------------------------                     ----         -----
         Unamortized Costs Not Yet Charged Against Operations-
         -----------------------------------------------------
         Net Obligation at July 1, 1987                     $  122      $   284
         ------------------------------                     -------     --------
         Net Obligation From Changes to Plan Benefits
         Since July 1, 1987                                    198          276
         --------------------------------------------       -------     --------
         Net Loss from Actuarial Assumptions Being
         Different From Actual                                 989        1,325
         -----------------------------------------          -------    ---------
         Less Projected Salary Increases That are in
         Total Liability                                      (306)        (331)
         -------------------------------------------       --------    ---------
         Total Liability Not Yet Charged Against
         Operations                                          1,003        1,554
         ---------------------------------------           --------    ---------
         Amount of Total Liability Charged Against
         Operations                                            559          400
         -----------------------------------------         --------    ---------
         Total Pension Liability Recognized in
         Consolidated Financial Statements
         Including Amounts in Accrued Expenses             $ 1,562      $ 1,954
         -------------------------------------             --------    ---------

         COMPONENTS OF PENSION LIABILITY THAT HAVE
         NOT YET BEEN CHARGED AGAINST OPERATIONS:             1999         1998
         -----------------------------------------            ----         ----
         Intangible Pension Asset                          $   115      $   440
         ------------------------                          --------     --------
         Deferred Tax Asset                                    302          379
         ------------------                                --------     --------
         Accumulated Other Comprehensive Loss                  586          735
         ------------------------------------              --------     --------
         Total Liability Not Yet Charged Against
         Operations                                        $ 1,003      $ 1,554
         ---------------------------------------           --------     --------

The Consolidated Statements of Operations and Comprehensive Income (Loss) for the 1999 fiscal year includes as a part of the Restructuring and Realignment Costs an estimated cost of $431,000 relating to the curtailment and settlement of pension liabilities related to these terminated employees ($220,000 of previously unrecognized prior service cost and $211,000 of previously unrecognized actuarial losses). The actuary has computed these actual amounts as $309,000 ($193,000 for prior service cost and $116,000 for actuarial loss), and the Restructuring and Realignment Costs shown in the Consolidated Statements of Operations for both the six month and fiscal quarter periods ended January 1, 2000 include an income item of $122,000 adjusting the previously recorded estimate to the actual amount.

6.    COMPREHENSIVE INCOME:

Comprehensive income (loss) for the six months and three months ended January 1, 2000 was ($73,000) and $118,000, respectively. Net income differed from comprehensive income as a result of an increase in the minimum pension liability.

7.    EARNINGS PER SHARE:

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Six Months Ended 1-1-2000
                                               Income       Shares     Per-Share
                                             (Numerator) (Denominator)    Amount

         Basic EPS Available to Shareholders   $7,000      1,163,246       $0.01
         -----------------------------------------------------------------------
         Effect of Dilutive Stock-based
         Compensation Arrangements                             5,145
         -----------------------------------------------------------------------
         Diluted EPS Available to Shareholders $7,000      1,168,391       $0.01
         -----------------------------------------------------------------------




                                             For the Three Months Ended 1-1-2000
                                             Income         Shares     Per-Share
                                           (Numerator)   (Denominator)    Amount

         Basic EPS Available to
         Shareholders                        $198,000      1,163,246       $0.17
         -----------------------------------------------------------------------
         Effect of Dilutive Stock-based
         Compensation Arrangements                             5,409
         -----------------------------------------------------------------------
         Diluted EPS Available to
         Shareholders                        $198,000      1,168,655       $0.17
         -----------------------------------------------------------------------



For the six months and three months ended January 2, 1999, there were no differences between the basic and diluted earnings per share. All outstanding stock options were anti-dilutive.

                          PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Six Months Ended January 1, 2000 and January 2, 1999:

Income before income taxes was $10,000 in the fiscal six months ended January 1, 2000 (the "current period") compared to a loss before income taxes of $640,000 in the prior year six month period ended January 2, 1999 (the "prior period").

The current period includes restructuring and realignment costs totaling $312,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla.

As  detailed  in  Note  3  to  the  Consolidated   Financial   Statements,   the
Restructuring and Realignment Costs charged against current period operations are made up of:

      Restructuring  credit of $ 90,000.  In the current  period,  the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than estimated. In addition, the current period includes a restructuring cost of $32,000 to increase the amount previously accrued for health care costs on terminated employees. A part of the severance compensation for terminated Waynesville employees was the continuation of health insurance for two months past termination. The Company is self funded for its group health insurance and actual health care costs for terminated employees was greater than originally estimated.

      Realignment costs of $402,000  consisting of: new employee  training costs
         ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($107,000); and legal and other costs ($109,000).

Also included in the current period is a non-recurring income item of $215,000 representing the final settlement of a contract claim (see Note 4 to the Consolidated Financial Statements). In January, 2000 the federal government's Alternative Disputes Resolution procedure was used to reach a final and non-appealable settlement of a contract claim Wellco filed against the U. S. government. In the 1998 fiscal year, when this claim originated, Wellco recognized an income item of $226,000, which represented the amount of the claim acknowledged and paid by the government.

Revenues in the current period were $505,000 more than the prior period. The primary reason for this increase was an increase in the number of pairs of combat boots shipped under contract with the U. S. government. The Company's multi-year combat boot contract with the U. S. government provides for a minimum number of pairs to be shipped in each contract year. In order to accelerate the reduction of its combat boot inventory, the government negotiated a one year decrease in this minimum which reduced Wellco's prior year sales.

Cost of sales and services and general and administrative expenses in the current period decreased from the prior period a total of $212,000. This primarily resulted from:

      The overall reduction of costs from the consolidation of substantially all manufacturing operations in Puerto Rico.
      Semi-variable costs not increasing in proportion to the increase in revenues.

The income tax rate (the percent of Provision (Benefit) for Income Taxes to the Income (Loss) Before Income Taxes) in the current period was 30% compared to 33% in the prior period. The Company expects a lower income tax rate for fiscal year 2000 because more of its consolidated income will be from earnings in Puerto Rico which are substantially exempt from both Puerto Rico and federal income taxes.

Forward Looking Information:

For several years, the U. S. government has been reducing its depot inventories of combat boots by purchasing from contractors fewer pairs than were consumed. For the last two years, they have accelerated the reduction. At the end of this reduction program, Wellco believes the government will purchase combat boots equal to its consumption.

The government supplies Wellco with its monthly DMS combat boot depot inventories. Based on their numbers for January, 2000, the government has a depot inventory totaling 573,000 pairs. Wellco understands the government's target inventory to be between 550,000 and 600,000 total pairs. Wellco recently became aware that the government is also reducing combat boot inventories located at recruit induction centers. Although depot inventories are apparently at the government's target, Wellco believes that the reduction of recruit induction center inventories is causing a short-term delay in the government's need to purchase combat boots at a rate equal to consumption.

Based on boot consumption for the last year, the annual purchase of combat boots from Wellco would be approximately 250,000 pairs when the government purchases at a rate equal to boot consumption. Under the current multi-year combat boot contract, the minimum number of pairs purchased from Wellco in each year is 155,000.

Wellco is presently shipping boots under the second option year of its DMS boot contract which covers the period from April 16, 1999 to April 15, 2000. The minimum total pairs the government is required to buy from Wellco during this option year is 155,000 pairs. Through February 14, 2000 the government has bought 146,000 pairs against this minimum. Wellco believes that orders received in the last two months of this second option year will result in total orders in the option year exceeding the 155,000 pairs.

The last option of the current contract to supply the Intermediate Cold Wet boot to the government expires on February 25, 2000. Wellco recently received advance notice of the final delivery order under this contract which will assure production and shipment for a few months beyond February 25. The government is preparing a new solicitation for the ICW boot which will be issued in about two months. Therefore, there may be some interruption in production and shipments of this boot before new contracts are awarded. As with any solicitation, Wellco cannot predict with certainty its success in receiving a contract from a new solicitation.

The Company did not experience any problems with the conversion to Year 2000 and the cost to update and test equipment and software for Year 2000 compliance was minimal. However, this does not mean that a problem will not arise in the future.

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

Comparing The Three Months Ended January 1, 2000 and January 2, 1999:

Income before income taxes was $249,000 in the fiscal three months ended January 1, 2000 (the "current period") compared to a loss before income taxes of $462,000 in the prior year three month period ended January 2, 1999 (the "prior period").

The current period includes a non-recurring income item from Restructuring and Realignment of $47,000. As detailed in Note 3 to the Consolidated Financial Statements, this represents:

      Restructuring credit of $122,000. As stated in the above discussion on the six month period, this represents the adjustment of estimated pension costs on terminated employees to actual.

      Realignment costs of $75,000  consisting  of: new employee  training costs
         ($16,000); cost to move machinery, install machinery and refurbish and prepare building ($20,000); and legal and other costs ($39,000).

Also included in the current period is the previously discussed $215,000 income item which represents the final settlement of a contract claim.

Revenues in the current period were $730,000 (19%) more that the prior period. The primary reason for this increase is the same as that for the six month period explained above. Cost of sales and services and general and administrative expenses increased a total of $281,000 (7%). The primary reasons the 7% increase in cost of sales and services and general and administrative expenses was substantially less than the 19% increase in revenues are:

      The overall reduction of costs from the consolidation of substantially all manufacturing operations in Puerto Rico.
      Semi-variable costs not increasing in proportion to the increase in revenues.

The income tax rate (the percent of Provision (Benefit) for Income Taxes to the Income (Loss) Before Income Taxes) for current period was 20% compared to 40% in the prior period. This decrease was primarily caused by a greater portion of earnings being in Puerto Rico which are substantially exempt from both Puerto Rico and federal income taxes. In addition, the prior year rate reflects some of the loss before income taxes being incurred in the Company's Puerto Rico subsidiary.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal quarter and the last fiscal year the amount of cash and unused line of credit:

                                                          (in thousands)
                                           January 1, 2000          July 3, 1999
                   -------------------------------------------------------------
                   Cash                                $8                   $89
                   -------------------------------------------------------------
                   Unused Line of Credit            1,580                   520
                   -------------------------------------------------------------
                   Total                           $1,588                  $609
                   -------------------------------------------------------------


The increase in the unused line of credit was caused by an increase in cash from operations during the six month period.

The following table summarizes the major sources (uses) of cash for the six months ended January 1,2000:

                                                                  (in thousands)
                                                                 January 1, 2000

                   -------------------------------------------------------------
                   Net Income Plus Depreciation                            $358
                   -------------------------------------------------------------
                   Net Change in Accounts Receivable, Inventories,
                   Accounts Payable,
                   Accrued Liabilities, and Accrued
                   Income Taxes                                           2,209
                   -------------------------------------------------------------
                   Other                                                   (480)
                   -------------------------------------------------------------
                   Net Cash Provided By Operations                        2,087
                   -------------------------------------------------------------
                   Cash From Bank Line of Credit                            395
                   -------------------------------------------------------------
                   Cash Used to Repay Lines of Credit                    (1,455)
                   -------------------------------------------------------------
                   Cash Used to Repay Bank Note Payable                     (37)
                   -------------------------------------------------------------
                   Cash Used to Purchase Plant and Equipment             (1,071)
                   -------------------------------------------------------------
                   Net Decrease  in Cash                                   $(81)
                   -------------------------------------------------------------

In June, 1999 a contract modification was received which allowed the shipment of a significant amount of finished boots from existing inventories. The receivable from this sale was collected in the fiscal six month period ended January 1, 2000. In addition, cash from several other large boot shipments in the quarter ended July 3, 1999 was received in these six months. A significant amount of cash was used to pay down the bank line of credit, increase work in process and raw materials inventory in Puerto Rico, pay for costs related to the consolidation of boot manufacturing operations in Puerto Rico, and to purchase plant and equipment.

Related to the consolidation of boot manufacturing operations in Puerto Rico, cash was used to make severance payments to terminated employees, purchase machinery, to make leasehold improvements, to move machinery and employee training costs. In addition, cash was used to purchase machinery which will enable the Company to expand its manufacturing methods. This consolidation of boot manufacturing operations is now completed and will no longer be a user of cash.

The bank line of credit, which provides for total borrowing of $4,000,000, was again renewed for a one year period on December 31, 1999, and will expire and be subject to renewal on December 31, 2000. The amount outstanding under this line at January 1, 2000 was $2,420,000. The Company expects to continue to rely on this bank line of credit. The Company was not in compliance with the current ratio loan covenant at January 1, 2000. The Company has received from the bank a waiver regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.

The Company has no other material commitments for capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

         Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments, other financial instruments, or derivative commodity instruments that requires disclosures.

PART II.     OTHER INFORMATION

         Item 1.  Legal Proceedings.  N/A

         Item 2.   Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submission of Matters to a Vote of Security Holders:
         The 1999 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 16, 1999. The only matter voted on at that meeting was the election of directors. The results of voting were:

                                                                 Shares Withheld
               Nominee for Director     Shares Voted For                    From
               -----------------------------------------------------------------
               John D. Lovelace                1,031,002                   3,300
               -----------------------------------------------------------------
               James T. Emerson                1,031,002                   3,300
               -----------------------------------------------------------------
               David Lutz                      1,031,002                   3,300
               -----------------------------------------------------------------
               Fred K. Webb, Jr.               1,031,002                   3,300
               -----------------------------------------------------------------



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


                      Wellco Enterprises, Inc., Registrant

\s\                                            \s\
-----------------------------------             --------------------------------
David Lutz, President and Treasurer             Tammy Francis, Controller





                                February 15, 2000