Form 10-Q
period 2000-04-01
WELLCO ENTERPRISES INC
filed 2000-05-16
CIK 105532

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2000

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            ------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                             56-0769274
---------------------------                           --------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            150 Westwood Circle, P.O. Box 188, Waynesville, NC 28786
            --------------------------------------------------------
                     (Address of Principal Executive Office)


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

1,163,246 shares of $1 par value common stock were outstanding on May 15, 2000.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 1, 2000

The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                         APRIL 1,        JULY 3,
                                                             2000           1999
                                                       ----------        -------
CURRENT ASSETS:
      Cash .......................................      $     17       $     89
      Receivables ................................         2,906          4,683
      Inventories-
          Finished goods .........................         2,112          1,948
          Work in process ........................         2,110          1,712
          Raw materials ..........................         1,957          1,853
                                                        --------       --------
          Total ..................................         6,179          5,513
      Deferred taxes and prepaid expenses ........           602            621
      Income tax refund receivable ...............           255            226
                                                        --------       --------
      Total ......................................         9,959         11,132
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,

      net of accumulated depreciation ............            19              6

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,176          1,176
      Machinery and equipment ....................         5,055          4,139
      Furniture and automobiles ..................           851            792
      Leasehold improvements .....................           675            457
                                                        --------       --------
      Total cost .................................         7,864          6,671
      Less accumulated depreciation and
         amortization ............................        (4,223)        (3,701)
                                                        --------       --------
      Net ........................................         3,641          2,970
                                                        --------       --------

INTANGIBLE ASSETS:

      Excess of cost over net assets of
         subsidiary at acquisition ...............           228            228
      Intangible pension asset  (Note 5) .........           116             88
                                                        --------       --------
      Total ......................................           344            316

DEFERRED TAXES ...................................           470            429
                                                        --------       --------

TOTAL ............................................      $ 14,433       $ 14,853
                                                        ========       ========




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                          APRIL 1,       JULY 3,
                                                              2000          1999
                                                       -----------       -------

CURRENT LIABILITIES:

      Short-term borrowing from bank (Note 2) ......     $  2,845      $  3,480
      Accounts payable .............................        1,276         1,046
      Accrued compensation .........................          940           908
      Accrued restructuring costs (Note 3) .........         --             119
      Accrued pension (Note 5) .....................          124           161
      Accrued income taxes .........................          540           427
      Other liabilities ............................          389           377
      Current maturity of note payable .............           73           146
                                                         --------      --------
      Total ........................................        6,187         6,664
                                                         --------      --------

LONG-TERM LIABILITIES:

      Pension obligation  (Note 5) .................        1,260         1,375
      Notes payable ................................          309           346

STOCKHOLDERS' EQUITY :
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        5,907         5,618
      Accumulated other comprehensive loss
      (Note 5) .....................................         (586)         (506)
                                                         --------      --------
      Total ........................................        6,677         6,468
                                                         --------      --------

TOTAL ..............................................     $ 14,433      $ 14,853
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 2000 AND APRIL 3, 1999
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                        APRIL 1,        APRIL 3,
                                                            2000            1999
                                                        --------        --------

REVENUES .......................................    $    15,582     $    13,169
                                                    -----------     -----------
COSTS AND EXPENSES:
      Cost of sales and services ...............         13,262          11,992
      Restructuring and realignment costs
      (Note 3) .................................            331             589
      General and administrative expenses ......          1,507           1,662
                                                    -----------     -----------

      Total ....................................         15,100          14,243
                                                    -----------     -----------
CONTRACT CLAIM (Note 4) ........................            203            --
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................            685          (1,074)

INTEREST EXPENSE ...............................           (187)           (189)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............            498          (1,263)

PROVISION (BENEFIT) FOR INCOME TAXES ...........             93            (460)
                                                    -----------     -----------

NET INCOME (LOSS) ..............................    $       405     $      (803)
                                                    ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE
      based on weighted average number of
      shares outstanding .......................    $      0.35     $     (0.69)
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS  (LOSS) PER SHARE  based
      on weighted  average  number of shares
      outstanding and dilutive stock
      options ..................................    $      0.35     $     (0.69)
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,168,286       1,163,246
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                         APRIL 1, 2000 AND APRIL 3, 1999
              (in thousands except per share and number of shares)

                                                          (unaudited)
                                                       APRIL 1,         APRIL 3,
                                                           2000             1999
                                                       --------         --------

REVENUES .....................................     $     6,291      $     4,383
                                                   -----------      -----------
COSTS AND EXPENSES:

      Cost of sales and services .............           5,137            3,841
      Restructuring and realignment costs
      (Note 3) ...............................              19              589
      General and administrative expenses ....             567              536
                                                   -----------      -----------
      Total ..................................           5,723            4,966
                                                   -----------      -----------

CONTRACT CLAIM (Note 4) ......................             (12)            --
                                                   -----------      -----------
OPERATING INCOME (LOSS) ......................             556             (583)

INTEREST EXPENSE .............................             (68)             (40)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ............             488             (623)

PROVISION (BENEFIT) FOR INCOME TAXES .........              90             (247)
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $       398      $      (376)
                                                   ===========      ===========


BASIC EARNINGS (LOSS) PER SHARE
      based on weighted average number of
      shares outstanding .....................     $      0.34      $     (0.32)
                                                   ===========      ===========
      Shares used in computing basic
      earnings per share .....................       1,163,246        1,163,246
                                                   ===========      ===========

DILUTED EARNINGS  (LOSS) PER SHARE
      based on weighted  average  number
      of shares outstanding and dilutive
      stock options ..........................     $      0.34      $     (0.32)
                                                   ===========      ===========
      Shares used in computing diluted
      earnings per share .....................       1,168,056        1,163,246
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 2000 AND APRIL 3, 1999
                                 (in thousands)
                                                               (unaudited)
                                                           APRIL 1,     APRIL 3,
                                                               2000         1999
                                                           --------     --------
CASH FLOWS FROM OPERATING
ACTIVITIES:

     Net income (loss) ...............................     $   405      $  (803)
                                                           -------      -------
     Adjustments  to reconcile  net income
    (loss) to net cash provided by (used
     in) operating activities:

          Depreciation and amortization ..............         526          371
          (Increase) decrease in-
                Receivables ..........................       1,777          670
                Inventories ..........................        (666)       1,743
                Other current assets .................         (10)        (213)
          Increase (decrease) in-
                Accounts payable .....................         230          289
                Accrued liabilities ..................         (87)         309
                Accrued income taxes .................         113         (241)
                Pension obligation ...................        (260)         113
                Other ................................         (29)        (152)
                                                           -------      -------
     Total adjustments ...............................       1,594        2,889
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)

     OPERATING ACTIVITIES ............................       1,999        2,086
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of plant and equipment ................      (1,210)        (320)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................      (1,210)        (320)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net payments under short-term agreements ........        (635)      (1,590)
     Principal payments of bank note payable .........        (110)        (109)
     Cash dividends paid .............................        (116)        (116)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)

     FINANCING ACTIVITIES ............................        (861)      (1,815)
                                                           -------      -------


NET DECREASE IN CASH .................................         (72)         (49)

CASH AT BEGINNING OF PERIOD ..........................          89          196
                                                           -------      -------

CASH AT END OF PERIOD ................................     $    17      $   147
                                                           =======      =======





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 2000 AND APRIL 3, 1999
                                 (in thousands)

                                                              (unaudited)
                                                           APRIL 1,     APRIL 3,
                                                               2000         1999
                                                           --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

     Cash paid for-
          Interest .................................          $185          $184
          Income taxes .............................            13            32
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                  APRIL 1, 2000
                     (in thousands except number of shares)
                                   (unaudited)


                                   Common Stock        Additional
                                   ------------
                                           Par            Paid-In       Retained
                                   Shares  Value          Capital       Earnings
                                ------------------------------------------------
BALANCE AT JULY 3, 1999         1,163,246 $ 1,164          $ 192        $ 5,618

Net income for the fiscal nine
      months ended April 1, 2000                                            405
Cash dividend declared
      ($.10 per share)                                                     (116)
                               -------------------------------------------------

BALANCE AT APRIL 1, 2000        1,163,246 $ 1,164          $ 192        $ 5,907
                               -------------------------------------------------



                                                                     Accumulated
                                                                           Other
                                                                   Comprehensive
                                                                            Loss
                                                                ----------------
BALANCE AT JULY 3, 1999                                                  $ (506)

Change for the fiscal nine
      months ended April 1, 2000  (Note 5)                                  (80)
                                                                ----------------

BALANCE AT APRIL 1, 2000                                                 $ (586)
                                                                ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 1, 2000
                 ----------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Recent Statement of the Financial Accounting Standards Board

      In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133,Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was amended by SFAS No. 137 to make the provisions of SFAS No. 133 effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has not yet determined the impact of the implementation of this standard on its financial statements.


2.    LINES OF CREDIT:

      The bank line, which expires December 31, 2000 can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,135,000) and all non-governmental accounts receivable and inventory ($1,458,000). At April 1, 2000, borrowings on the line of credit were $2,845,000 with $1,155,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at April 1, 2000. The covenants are subject to review at the end of each fiscal quarter.

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

      Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal year 1999 and fiscal nine months and quarter ending April 1, 2000 are as follows:

Fiscal Year Ending July 3, 1999:
                                                              Activity
                                                               Charged
                           Period                 Total        Against   Accrued
                            Costs    Accrual    Expenses       Accrual   Balance
------------------------- -------- ---------   ----------  ----------- ---------
Severance                           $764,000     $764,000   ($680,000)   $84,000
------------------------- -------- ---------   ----------  ----------- ---------
Employee Training Costs    104,000                104,000
------------------------- -------- ---------   ----------  ------------ --------
Equipment Relocation and
Installation                84,000    35,000      119,000                 35,000
------------------------- -------- ---------   ----------  ----------- ---------
Legal and Other             90,000                 90,000
------------------------- -------- ---------   ----------  ----------- ---------
   Total                  $278,000  $799,000   $1,077,000   ($680,000)  $119,000
------------------------- -------- ---------  -----------  ----------- ---------

Fiscal Nine Months Ending April 1, 2000:

                                                              Activity
                                                               Charged
                           Period                 Total        Against   Accrued
                            Costs    Accrual    Expenses       Accrual   Balance
------------------------- ---------  -------  ------------ ----------- ---------
Severance                ($122,000)  $32,000     ($90,000)  ($116,000)
------------------------- ---------  -------  ------------ ----------- ---------
Employee Training Costs    186,000                186,000
------------------------- ---------  -------  ------------ ----------- ---------
Equipment Relocation and
Installation               103,000     5,000      108,000     (40,000)
------------------------- ---------  -------  ------------ ----------- ---------
Legal and Other            127,000                127,000
------------------------- ---------  -------  ------------ ----------- ---------
    Total                 $294,000   $37,000     $331,000   ($156,000)
------------------------- ---------  -------  ------------ ----------- ---------

Quarter Ending April 1, 2000:

                                                              Activity
                                                               Charged
                           Period                 Total        Against   Accrued
                            Costs    Accrual    Expenses       Accrual   Balance
------------------------- --------- -------- ------------- ----------- ---------
Equipment Relocation and
Installation                 1,000                   1,000     (2,000)
------------------------- --------- -------- ------------- ----------- ---------
Legal and Other             18,000                  18,000
------------------------- --------- -------- ------------- ----------- ---------
    Total                  $19,000                 $19,000    ($2,000)
------------------------- --------- -------- ------------- ----------- ---------
After April 1, 2000, the Company expects no significant additional restructuring and realignment costs.

The Company has been informed by the government of Puerto Rico that it will receive a government grant of up to $400,000 as reimbursement for certain costs, as approved by the government, related to the increased operations in Puerto Rico. The documents have been filed and these amounts will be recorded in the period received.

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

In January, 2000 the federal government's Alternative Disputes Resolution (ADR) procedure was used to reach a final and non-appealable settlement of the claim. The Consolidated Statements of Operations for the nine months ended April 1, 2000 include $203,000 for the settlement of this claim, which is the amount awarded Wellco by the ADR Judge less related costs. For the quarter ended April 1, 2000, there were additional legal costs of $12,000.

5.    PENSION PLANS:

Footnote 9 to the Company's 1999 Annual Report provides information about the Company's pension plans as of June 30, 1999 (the date of the most recent actuarial valuation at the end of the fiscal year 1999). On July 2, 1999, 77 employees were terminated related to the consolidation of substantially all footwear manufacturing operations in Aguadilla, Puerto Rico. The information in Footnote 9 of the 1999 Annual Report included estimated pension costs recorded for the employee terminations, and did not reflect the affect of pension settlement payments made to these employees after June 30, 1999. In the second quarter of fiscal year 2000, the Company's actuary completed the final calculations necessary for updating this June 30, 1999 disclosure for these terminations.

Below is the June 30, 1999 pension information reflecting those employee terminations (all amounts are in thousands):

    ANALYSIS OF PROJECTED PENSION LIABILITY:                   1999        1998
    ----------------------------------------------     ------------- -----------
    Total Projected Liability at Beginning of Year        $   5,815   $   5,449
    ----------------------------------------------     ------------- -----------
    Current Year Service Cost                                   159         139
    ----------------------------------------------     ------------- -----------
    Interest Cost on Projected Liability                        393         394
    ----------------------------------------------     ------------- -----------
    Benefit Payments                                           (531)       (423)
    ----------------------------------------------     ------------- -----------
    Actuarial (Gain) Loss                                     (123)         256
    ----------------------------------------------     ------------- -----------

    ANALYSIS OF PROJECTED PENSION LIABILITY:                   1999        1998
    ------------------------------------------------   ------------- -----------
    Increased Liability from Plan Amendments                      9
    ------------------------------------------------   ------------- -----------
    Reduction in Liability for Terminated Employees            (450)
    ------------------------------------------------   ------------- -----------
    Total Projected Liability at End of Year           $      5,272  $    5,815
    ------------------------------------------------   ------------- -----------


    ANALYSIS OF FAIR VALUE OF PENSION PLAN ASSETS:            1999         1998
    -----------------------------------------------    ----------- -------------
    Fair Value of Plan Assets at Beginning of Year     $    3,530   $     3,261
    -----------------------------------------------    ----------- -------------
    Company Contributions                                     621           480
    -----------------------------------------------    ----------- -------------
    Actual Return on Plan Assets                              262           212
    -----------------------------------------------    ----------- -------------
    Benefit Payments to Retired Employees                    (531)         (423)
    -----------------------------------------------    ----------- -------------
    Settlement Payments to Terminated Employees              (478)
    -----------------------------------------------    ----------- -------------
    Fair Value of Plan Assets at End of Year           $    3,404   $     3,530
    -----------------------------------------------    ----------- -------------


    FUNDED STATUS:                                           1999          1998
    -------------------------------------------------  ----------- -------------
    Excess of Projected Benefit Obligation Over Fair
    Value of Plan Assets                               $    1,868   $     2,285
    -------------------------------------------------  ----------- -------------
    Less Projected Future Salary Increases                   (306)         (333)
    -------------------------------------------------  ----------- -------------
    Equal to Liability Recognized in the Consolidated
    Financial Statements                               $    1,562   $     1,952
    -------------------------------------------------  ----------- -------------


    COMPONENTS OF PENSION LIABILITY:                         1999          1998
    -------------------------------------------------- ----------- -------------
    Unamortized Costs Not Yet Charged Against
    Operations-
    -------------------------------------------------- ----------- -------------
    Net Obligation at July 1, 1987                     $      122   $       284
    -------------------------------------------------- ----------- -------------
    Net Obligation From Changes to Plan Benefits
    Since July 1, 1987                                        198           276
    -------------------------------------------------- ----------- -------------
    Net Loss from Actuarial Assumptions Being
    Different From Actual                                     989         1,325
    -------------------------------------------------- ----------- -------------
    Less Projected Salary Increases That are in Total
    Liability                                                (306)         (331)
    -------------------------------------------------- ----------- -------------
    Total Liability Not Yet Charged Against Operations      1,003         1,554
    -------------------------------------------------- ----------- -------------
    Amount of Total Liability Charged Against
    Operations                                                559           400
    -------------------------------------------------- ----------- -------------
    Total Pension Liability Recognized in Consolidated
    Financial Statements Including Amounts in Accrued
    Expenses                                           $    1,562   $     1,954
    -------------------------------------------------- ----------- -------------

    COMPONENTS OF PENSION LIABILITY THAT HAVE  NOT YET BEEN CHARGED AGAINST
    OPERATIONS:                                              1999          1998
    ------------------------------------               ----------- -------------
    Intangible Pension Asset                           $      115  $        440
    ------------------------------------               ----------- -------------
    Deferred Tax Asset                                        302           379
    ------------------------------------               ----------- -------------
    Accumulated Other Comprehensive Loss                      586           735
    ------------------------------------               ----------- -------------
    Total Liability Not Yet Charged
    Against Operations                                 $    1,003  $      1,554
    ------------------------------------               ----------- -------------
The Consolidated Statements of Operations and Comprehensive Income (Loss) for the 1999 fiscal year includes as a part of the Restructuring and Realignment Costs an estimated cost of $431,000 relating to the curtailment and settlement of pension liabilities related to these terminated employees ($220,000 of previously unrecognized prior service cost and $211,000 of previously unrecognized actuarial losses). The actuary has computed these actual amounts as $309,000 ($193,000 for prior service cost and $116,000 for actuarial loss), and the Restructuring and Realignment Costs shown in the Consolidated Statements of Operations for the nine month fiscal period ended April 1, 2000 include an income item of $122,000 adjusting the previously recorded estimate to the actual amount.

6.    COMPREHENSIVE INCOME:

Comprehensive income for the nine months and three months ended April 1, 2000 was $325,000 and $318,000, respectively. Net income differed from comprehensive income as a result of an increase in the minimum pension liability.

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Nine Months Ended 4-1-2000
                                           Income         Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

    Basic EPS Available to Shareholders   $405,000       1,163,246         $0.35
    -----------------------------------   ----------   ------------- -----------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                5,040
    -----------------------------------   ----------  -------------- -----------
    Diluted EPS Available to Shareholders $405,000       1,168,286         $0.35
    ------------------------------------- ----------  -------------- -----------

                                             For the Three Months Ended 4-1-2000
                                           Income         Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

    Basic EPS Available to Shareholders   $398,000       1,163,246         $0.34
    ----------------------------------- ------------   ------------- -----------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                4,810
    ----------------------------------- ------------   ------------- -----------
    Diluted EPS Available to
    Shareholders                          $398,000       1,168,056         $0.34
    ----------------------------------- ------------   ------------- -----------

For the nine months and three months ended April 3, 1999, there were no differences between the basic and diluted earnings per share. All outstanding stock options were anti-dilutive.

                         PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing The Nine Months Ended April 1, 2000 and April 3, 1999:

Income before income taxes was $498,000 in the fiscal nine months ended April 1, 2000 (the "current period") compared to a loss before income taxes of $1,263,000 in the prior year nine month period ended April 3, 1999 (the "prior period").

The current period includes restructuring and realignment costs totaling $331,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla.

As  detailed  in  Note  3  to  the  Consolidated   Financial   Statements,   the
Restructuring and Realignment Costs charged against current period operations are made up of:

         Restructuring credit of $ 90,000. In the current period, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than originally estimated. In addition, the current period includes $32,000 for health care costs on terminated employees in addition to the amount accrued at July 3, 1999. A part of the severance compensation for terminated Waynesville employees was the continuation of health insurance for two months past termination. The Company is self funded for its group health insurance, and actual health care costs for terminated employees were greater than originally estimated.


         Realignment costs of $421,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($127,000).

Also included in the current period is a non-recurring income item of $202,000 representing the final settlement of a contract claim (see Note 4 to the Consolidated Financial Statements). In January, 2000 the federal government's Alternative Disputes Resolution procedure was used to reach a final and non-appealable settlement of a contract claim Wellco filed against the U. S. government. In the 1998 fiscal year, when this claim originated, Wellco recognized an income item of $226,000, which represented the amount of the claim acknowledged and paid by the government.

Restructuring and Realignment Costs charged against prior period operations total $589,000 and are made up of $545,000 employee severance costs and $25,000 of other restructuring costs, and $19,000 of realignment costs.

Revenues in the current period were $2,413,000 greater than in the prior period. The primary reason for this increase was a significant increase in the number of pairs of combat boots shipped under contract with the U. S. government. For several years the government has been reducing its depot inventories of combat boots by purchasing from contractors fewer pairs than were consumed. For the past two years, they have accelerated the inventory reduction by further reducing purchases from contractors. The Company attributes the increase in pairs shipped to the government to the substantial completion of this inventory reduction program.

The increase in revenues resulted in a $1,270,000 increase in cost of sales and services. The margin resulting from subtracting cost of sales and services from revenues increased $1,143,000. This margin increase resulted primarily from:

         The overall reduction of costs from the consolidation of substantially all manufacturing operation in Puerto Rico.
         Semi-variable costs not increasing in proportion to the increase in revenues.

A decrease in the number of administrative employees was the primary reason general and administrative expenses decreased by $155,000.

Sales of boot manufacturing equipment and materials to licensees decreased in the current period. These sales vary with the needs of existing licensees and the licensing of new customers. In addition, the sale of lacing system hardware decreased because of lower customer sales of boots using this hardware, the closing of one customer's factory and a change in warehousing procedures at another customer.

The income tax rate (the percent of Provision (Benefit) for Income Taxes to the Income (Loss) Before Income Taxes) in the current period was 19% compared to 36% in the prior period. The Company expects a lower income tax rate for fiscal year 2000 because more of its consolidated income will be from earnings in Puerto Rico which are substantially exempt from both Puerto Rico and federal income taxes.

Forward Looking Information:

For several years, the U. S. government has been reducing its depot inventories of DMS combat boots by purchasing from contractors fewer pairs than were consumed. For the last two years, they have accelerated the reduction. As stated above, Wellco believes the government has substantially completed its inventory reduction program.

Wellco recently completed shipments under the second option year of its DMS boot contract which covered the period from April 16, 1999 to April 15, 2000. During this option year, the government ordered 178,000 pairs from Wellco compared to 126,000 pairs in the prior option year that ended April 15, 1999. The third option year of this contract was exercised April 16, 2000.

The last option of the current contract to supply the Intermediate Cold Wet boot
(ICW) to the government expired on February 25, 2000. Wellco has unshipped orders with required delivery dates that will assure production and shipments through the end of June, 2000. The government recently issued a new solicitation for the ICW boot. As with any solicitation, Wellco cannot predict with certainty its success in receiving a contract from this solicitation.

Since November, 1998 Wellco has been supplying a state prison system with an inmate work shoe. During this period, a prison in that state was installing a production facility where inmates would manufacture this shoe. Wellco understands that this facility is now manufacturing the shoe in substantial quantities and will soon start replacing Wellco as the supplier of this shoe.

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

Comparing The Three Months Ended April 1, 2000 and April 3, 1999:

Income before income taxes was $488,000 in the fiscal three months ended April 1, 2000 (the "current period") compared to a loss before income taxes of $623,000 in the prior year three month period ended April 3, 1999 (the "prior period").

The current period includes Restructuring costs of $19,000. Realignment and Restructuring costs in the prior year period were $589,000, the same amount included in the nine month period discussed above.

As to the contract claim, the current period includes a $12,000 expense item which represents an adjustment to previously estimated legal costs related to this claim.

Revenues in the current period were $1,908,000 more that the prior period. In addition to an increase in DMS combat boot sales, there was an increase in ICW boots sold to the U. S. government. Cost of sales and services increased $1,296,000 and general and administrative expenses increased $31,000.

The income tax rate (the percent of Provision (Benefit) for Income Taxes to the Income (Loss) Before Income Taxes) for current period was 18% compared to 40% in the prior period. This decrease was primarily caused by a greater portion of earnings from Puerto Rico, which are substantially exempt from both Puerto Rico and federal income taxes. In addition, the prior year rate reflects some of the loss before income taxes being incurred in the Company's Puerto Rico subsidiary.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes at the end of the most recent fiscal quarter and the last fiscal year the amount of cash and unused line of credit:

                                                           (in thousands)
                                                 April 1, 2000      July 3, 1999
                                                 -------------      ------------
Cash                                                      $17               $89
Unused Line of Credit                                   1,155               520
                                                       ------              -----
Total                                                  $1,172              $609
                                                       ======              =====

The increase in the unused line of credit from July 3, 1999 to April 1, 2000 resulted from an increase in cash generated from operations during the nine month period.

The following table summarizes the major sources (uses) of cash for the nine months ended April 1,2000:

                                                                  (in thousands)
                                                                   April 1, 2000

              Net Income Plus Depreciation                                 $931
              ----------------------------------                   -------------
              Net Change in Accounts Receivable,
              Inventories, Accounts Payable,
              Accrued Liabilities, and Accrued
              Income Taxes                                                1,367
              -----------------------------------                  -------------

                                                                  (in thousands)
                                                                   April 1, 2000

              Other                                                        (299)
              -----------------------------------                 --------------
              Net Cash Provided By Operations                             1,999
              -----------------------------------                 --------------
              Cash From Bank Line of Credit                                 395
              -----------------------------------                 --------------
              Cash Used to Repay Lines of Credit                         (1,030)
              -----------------------------------                 --------------
              Cash Used to Repay Bank Note Payable                         (110)
              -------------------------------------               --------------
              Cash Used to Purchase Plant and Equipment                  (1,210)
              -----------------------------------------           --------------
              Cash Dividend                                                (116)
              -----------------------------------------           --------------
              Net Decrease  in Cash                                        $(72)
              -----------------------------------------           --------------

In June, 1999 a contract modification was received which allowed the shipment of a significant amount of finished boots from existing inventories. The receivable from this sale was collected in the fiscal nine month period ended April 1, 2000. In addition, cash from several other large boot shipments in the quarter ended July 3, 1999 was received in these nine months. A significant amount of cash was used to pay down the bank line of credit, increase work in process inventory in Puerto Rico, pay for costs related to the consolidation of boot manufacturing operations in Puerto Rico, and to purchase plant and equipment.

Related to the consolidation of boot manufacturing operations in Puerto Rico, cash was used to make severance payments to terminated employees, purchase machinery, to make leasehold improvements, to move machinery and train employees. In addition, cash was used to purchase machinery which will enable the Company to expand its technologies for its manufacturing methods. This consolidation of boot manufacturing operations is now completed and will no longer be a user of cash.

The bank line of credit, which provides for total borrowing of up to $4,000,000 will be subject to renewal on December 31, 2000. The amount outstanding under this line at April 1, 2000 was $2,845,000, a reduction of $635,000 from July 3, 1999. The Company will continue relying on this bank line of credit and expects the average amount borrowed under this line to be less in the future than the last few years.

The Company has no other material commitments for capital equipment. The Company believes the continuation of improved operating results will likewise improve its liquidity. Other than this, the Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

         Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any financial instruments or derivative commodity instruments that requires disclosures.

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



                      Wellco Enterprises, Inc., Registrant

\s\                                      \s\
 ----------------------------------      ---------------------------------------
 David Lutz, President and Treasurer     Tammy Francis, Controller


                                  May 16, 2000