Form 10-K405
period 2000-07-01
WELLCO ENTERPRISES INC
filed 2000-10-04
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 1, 2000

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                      56-0769274
--------------------                             -----------------------
(State of incorporation)                    (I.R.S.employer identification no.)

   Waynesville, North Carolina                                        28786
---------------------------------------                              ---------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code 828-456-3545
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Common Capital Stock - $1 par value                     American Stock Exchange
-----------------------------------                     ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 31, 2000, 1,163,246 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2000) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $2,400,000.

Documents incorporated by reference:
           Definitive Proxy Statement, to be dated October 13, 2000, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV.
     Definitive Proxy Statement, dated October 18, 1996, in PART IV. Definitive Proxy Statement, dated October 17, 1995, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

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

Footnote 14 to the Consolidated Financial Statements contains information about revenues by similar products and by geographic areas. The majority of revenues ($14,378,000 in 2000 and $14,246,000 in 1999) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. Boot products are the general issue combat boot, the hot wet (jungle) boot and the hot dry (desert) boot, all manufactured using the government specified Direct Molded Sole (DMS) process. The Company also supplies the Intermediate Cold/Wet Boot
(ICW), the Infantry Combat Boot/Marine Corps (ICB) and anti-personnel mine protective boots and overboots. The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells some of these same boot products to other customers, including customers located in other countries.

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

Net income for the 2000 fiscal year was $711,000 ($0.61 diluted income per share) compared to net loss of $837,000 ($0.72 diluted loss per share) for the 1999 fiscal year. The primary reason operating results improved was an increase in pairs of combat boots shipped under contract with the U.S. government, and the successful completion of the restructuring of manufacturing operations (see Footnote 18 to the Consolidated Financial Statements).

For several years DSCP has been carrying out a program to reduce its inventory of the DMS combat boot. During the Cold War period, DSCP was authorized to build and maintain a large, ready to go to war inventory of this boot. With the end of the Cold War and reductions in military budgets, DSCP no longer has the funding to support a large inventory. Since the early 1990's, DSCP has been gradually reducing boot inventory by buying fewer pairs than were used. There are presently four contractors in the United States using the DMS process to manufacture three types of combat boots. In order to maintain an industrial base of contractors who could meet wartime needs, this inventory reduction program was accomplished over several years.

Starting with Wellco's 1998 fiscal year and continuing throughout the 1999 fiscal year, DSCP accelerated this inventory reduction program. Lower sales of DMS combat boots adversely affected Wellco's operating results for both of those years. However, during the fiscal year 2000, combat boot sales to the government increased. The Company attributes the increase in pairs shipped to the substantial completion of this inventory reduction program.

In 1999, the Company implemented major changes to its boot manufacturing operations. In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company transferred the majority of its Waynesville, North Carolina footwear operations to and consolidated them with the operations of its facility in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The 1999 loss includes $1,077,000 of costs related to this action. The 2000 fiscal year net income also includes $338,000 of restructuring and realignment costs (pretax).

More information about these, and other events affecting Wellco's 2000 and 1999 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2000 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

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

In August, 1995 the Company was awarded a three-phase contract to develop changes to combat boots that will result in fewer lower extremity injuries. The second phase of this work was completed in 1998. The third phase involved an extensive wear test using U.S. Army recruits, and in September, 1999 the Company shipped the boots for this test. The test was completed in December 1999 and a preliminary report has been issued showing an injury rate reduction of 30 percent.

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

The Company's backlog of all sales, not including license fees and rentals, as of September, 2000 was approximately $10,800,000 compared to $10,200,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 2001 fiscal year. The current year's backlog is more than the prior year's backlog because the government has substantially completed its inventory reduction program and is purchasing combat boots substantially equal to consumption. In addition, at September, 1999 the Intermediate Cold Wet (ICW) contract had a backlog of $4,500,000. The ICW contract was completed in August, 2000 and therefore no ICW backlog exists for the current year. There are two solicitations currently open for this ICW boot, one due to be awarded within the period from October through December and the other bid closes on October 27, 2000. The Company hopes to be an awardee on one or both of these solicitations.

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

The Company employed an average of 233 persons during the 2000 fiscal year.


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

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. As has been the case for the last several years, the volume of operations in 2000 caused the Company's facilities to be used at less than normal capacity.


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


Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II
Items 5, 6, 7, 7A  and 8.
------------------------

The information called for by the following items is in the Company's 2000 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:
                                                                   Annual Report
                                                                        Page No.
----------------- --------------------------------------------------------------
Item 5.           Market  for  the  Registrant's  Common   Equity   and  Related
                  Stockholder Matters
                                                                             34
----------------- --------------------------------------------------------------
Item 6.           Consolidated Selected Financial Data                        1
----------------- --------------------------------------------------------------
Item 7.           Management's Discussion and Analysis of Results of  Operations
                  and Financial Condition                                   4-9
----------------- --------------------------------------------------------------
Item 7A.          Quantitative and Qualitative Disclosures About
                  Market Risk                                                *
----------------- --------------------------------------------------------------
Item 8.           Financial Statements and Supplementary Data         10-32, 35
----------------- --------------------------------------------------------------

* This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
There were no resignations by or dismissals of any independent accountant engaged by the Company during the 2000 or 1999 fiscal years or during the period from the end of the 2000 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.


                                  ANNUAL REPORT
                                      2000

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                                Year Ended
                              July 1,   July 3,   June 27,   June 28,   June 29,
                                 2000      1999       1998       1997       1996
--------------------------------------------------------------------------------
Revenues                     $ 22,225  $ 21,312   $ 23,917   $ 21,199   $ 19,968
--------------------------------------------------------------------------------
Net Income (Loss)                 711      (837)      (337)       758        991
--------------------------------------------------------------------------------
Basic Earnings (Loss) per
Share                            0.61     (0.72)     (0.29)      0.67       0.53
--------------------------------------------------------------------------------
Diluted Earnings (Loss) per
Share                            0.61     (0.72)     (0.29)      0.66       0.52
--------------------------------------------------------------------------------
Cash Dividends Declared Per
Share of Common Stock            0.25      0.20       0.20       0.20      0.125
--------------------------------------------------------------------------------
Total Assets at Year End       12,950    14,853     16,020     15,652     12,697
--------------------------------------------------------------------------------
Long-Term Liabilities at
Year End                      $ 1,593   $ 1,721    $ 2,253    $ 2,789    $ 2,431
--------------------------------------------------------------------------------


See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.







Independent Auditors
Deloitte & Touche LLP
Charlotte, N.C.

Annual Meeting
November 14, 2000
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

Fiscal year 2000 was a year of solid progress for Wellco Enterprises, Inc. Our challenge for the year 2000 was to improve the efficiency of our manufacturing operations recently consolidated in Puerto Rico and we made great strides in this area. As fiscal year 2000 progressed, we were able to shift our strategic emphasis from restructuring to the profitablily of our operations. We are now focused on improving our sales and profit margins. While we have a ways to go, we have seen some encouraging signs.

Our financial results for fiscal year 2000, presented in detail on the following pages, are the best evidence of improvement. In a very competitive market, sales increased to $22,225,000 from $21,312,000 in fiscal year 1999. Net income for fiscal year 2000 was $711,000 which was reduced by a $338,000 pre-tax charge for restructuring and realignment costs. Also included in the 2000 fiscal year net income is a non-recurring pretax income item of $203,000 representing the final settlement of a contract claim with the U. S. government. Operations for the 1999 fiscal year resulted in a $837,000 net loss that included a $1,077,000 pretax charge for restructuring and realignment costs.

In fiscal year 1999, we announced and implemented a plan to restructure and realign our footwear manufacturing operations. Under this plan, the Company transferred the majority of the lasting, bottoming and finishing operations from its Waynesville, North Carolina facility and consolidated them with the operations of its Aguadilla, Puerto Rico facility. This decision by your Board of Directors and management has proven to be very beneficial.

Implementation of this plan was not easy. For example, most of our military boot shipments to the U. S. government are against delivery orders received four days per week, and a significant part of the government's evaluation of our contract performance is based on how fast we ship. With a lot of planning and hard work by dedicated people, we were able to transfer the operations to Puerto Rico and still ship all orders the same day they were received.

For the past few years,we have reported to you on the U. S. government's program to significantly reduce its inventory of Direct Molded Sole (DMS) combat boots, and the negative effect this program had on operating results. Last year we reported that the U. S. government was on the verge of completing their program. We are very glad to report that in the second half of fiscal year 2000 we started realizing the results of the completion of this program, as delivery orders for DMS boots increased significantly.

We are well positioned to take advantage of future growth. With the transfer of manufacturing operations to Puerto Rico and the completion of the government's inventory reduction program, we can focus on the future. We are presently concentrating our efforts on developing new product lines and manufacturing processes to place your Company in excellent position to take advantage of new opportunities in the military footwear area. These new products should also increase our opportunities in the related commercial footwear market segments.

In addition, the favorable results during fiscal year 2000 have contributed to a substantial improvement in your Company's financial liquidity. Using cash provided by fiscal year 2000 operations, we have reduced advances against our bank line of credit by $1,780,000. Since July 1, 2000, we have substantially stopped using this line of credit as a source of cash.

Our co-workers at all levels have contributed immensely to accomplishing the restructuring of footwear manufacturing operations and to the improvement of operating results. The way they performed in the past year, particularly when faced with many difficult tasks that had to be done in a short period of time, demonstrated that they are very strong, dedicated people.

We appreciate your support and pledge to you our best efforts.





--------------------------------------------------------------------------------
Horace Auberry                                   David Lutz
--------------------------------------------------------------------------------
Chairman of the Board of Directors               President, Treasurer
--------------------------------------------------------------------------------
Chief Executive Officer                          Chief Operating Officer
--------------------------------------------------------------------------------

September 29, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              RESULTS OF OPERATIONS

Comparing the Fiscal Year ended July 1, 2000 to July 3, 1999:

Income before income taxes was $824,000 in the 2000 fiscal year compared to a loss before income taxes of $1,237,000 in the 1999 fiscal year.

The fiscal year 2000 includes restructuring and realignment costs totaling $338,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla.

As  detailed  in  Note  18  to  the  Consolidated   Financial  Statements,   the
Restructuring and Realignment Costs charged against 2000 operations are made up of:



                   * Realignment costs of $428,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($134,000)

                   * Restructuring credit of $ 90,000. In the quarter ending April 1, 2000, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than originally estimated. In addition, the 2000 fiscal year includes $32,000 for health care costs on terminated employees in addition to the amount accrued at July 3, 1999. A part of the severance compensation for terminated Waynesville employees was the continuation of health insurance for two months past termination. The Company is self funded for its group health insurance, and actual health care costs for terminated employees were greater than originally estimated.

Also included in the 2000 fiscal year is a non-recurring income item of $203,000, net of related costs representing the final settlement of a contract claim (see Note 16 to the Consolidated Financial Statements). In January, 2000 the federal government's Alternative Disputes Resolution procedure was used to reach a final and non-appealable settlement of a contract claim Wellco filed against the U. S. government. In the 1998 fiscal year, when this claim originated, Wellco recognized an income item of $226,000, net of related costs which represented the amount of the claim acknowledged and paid by the government in 1998.

Restructuring and Realignment Costs charged against 1999 operations total $1,077,000 and are made up of $380,000 employee severance costs and $384,000 of other restructuring costs related to the pension plan and other certain costs which covered terminated employees, and $313,000 of realignment costs.

Revenues in 2000 were $913,000 greater than in the prior year. The primary reason for this increase was a 17% increase in pairs of combat boots shipped under contract with the U. S. government. For several years the government has been reducing its depot inventories of combat boots by purchasing from contractors fewer pairs than were consumed. The Company attributes the increase in pairs shipped in fiscal year 2000 to the substantial completion of this inventory reduction program.

Cost of sales and services in 2000 was $75,000 less than 1999. The decrease was primarily caused by:

      * The overall reduction of costs from the consolidation of substantially all manufacturing operations in Puerto Rico.

      * Semi-variable costs not increasing in proportion to the increase in revenues.

The increase in revenues combined with the reduction in cost of sales and services resulted in gross profit for 2000 increasing by $988,000.

A decrease in the number of administrative employees and decreased legal fees were the primary reasons general and administrative expenses decreased by $130,000 in fiscal year 2000.

Sales of boot manufacturing equipment and materials to licensees decreased significantly during the 2000 fiscal year. These sales vary with the needs of existing licensees and the licensing of new customers. In addition, the sale of lacing system hardware decreased because of lower North American customer production.

The 2000 rate of tax provision for income before income taxes was 14% compared to the 32% rate of tax benefit for 1999. The 2000 income tax rate is lower because a greater proportion of consolidated pretax income was from operations in Puerto Rico which are substantially exempt from both Puerto Rican and federal income taxes. The 1999 benefit results from part of the taxable loss being carried back for a refund of taxes paid in prior years.


Forward Looking Information:

For several years, DSCP (Defense Supply Center Philadelphia, the government agency with which Wellco contracts for the supply of combat boots) was reducing its inventory of combat boots by purchasing from contractors fewer pairs than were consumed. Wellco believes the government has now completed this inventory reduction program and is purchasing combat boots at a rate substantially equal to its consumption.

Wellco is presently shipping boots under the third option year of its combat boot contract which covers the period from April 16, 2000 to April 15, 2001. This contract has one more one-year option period after April 15, 2001. It is not known whether DSCP intends to exercise the fourth and final option, which would cover the year April 16, 2001 through April 15, 2002. If DSCP does not exercise the fourth option, there should be another solicitation issued to procure boots.

In August, 2000, Wellco completed shipments under a three year contract to supply DSCP with the Intermediate Cold Wet (ICW) boot. DSCP has an outstanding solicitation for the next ICW boot contract with awards estimated to be made within the period from October through December, 2000. As with any solicitation, Wellco cannot predict with certainty its success in receiving a contract from a new solicitation.

Since November, 1998 Wellco has been supplying, under contract, a state prison system with an inmate work shoe. During this period, a prison in that state was installing a production facility where inmates would manufacture this shoe. Wellco understands that this facility is now manufacturing the shoe in quantities to meet the prison system's needs and, therefore the prison system will not be purchasing this boot from Wellco during the 2001 fiscal year.

As stated in Note 18 to the Consolidated Financial Statements, the Company has filed for a $400,000 reimbursement from the government of Puerto Rico, under an incentive grant, relating to certain costs incurred in consolidating substantially all footwear manufacturing operations in Puerto Rico. Any amounts collected will be recorded in the period received.

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding on July 2, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

The Company did not experience any problems with the conversion to Year 2000 and the cost to update and test equipment and software for Year 2000 compliance was minimal. However, this does not mean that a problem will not arise in the future.

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 1, 2000. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

Comparing the Fiscal Year ended July 3, 1999 to June 27, 1998:

Loss before income taxes was $1,237,000 in the 1999 fiscal year compared with a loss before income taxes of $527,000 in the 1998 fiscal year. Three significant items affect the comparability of these two numbers.

1. The 1999 loss includes a $1,077,000 charge for the restructure and realignment of boot manufacturing operations (see Note 18 to the Consolidated Financial Statements).The Restructuring and Realignment Costs charged against 1999 operations are made up:



                 *         Net restructuring  costs  of  $764,000  made  up  of:
                           terminated   employee   severance  costs  ($380,000);
                           recognition of prior service cost ($220,000) and actuarial loss ($211,000) related to the pension plan which covered terminated employees; and a net gain ($47,00) from the reduction of post employment employee health care cost liability on terminated employees.

                 * Realignment costs of $313,000 made up of: new employee training costs ($104,000); cost to move machinery, install machinery and refurbish and prepare building ($119,000); and legal and other costs ($90,000).

2. The 1998 loss was increased by approximately $800,000 of start up costs incurred in the initial production of the new Infantry Combat Boot/Marine(ICB). The ICB contract required that Wellco, within 90 days after contract award, manufacture and have in inventory a significant quantity of this boot. At the end of this 90 day period, the contract also required Wellco to have the capacity to quickly deliver orders for this boot to Marine recruit training centers and major Marine clothing stores. This 90 day period compares to a normal "make ready" time in government boot contracts of 165 days or longer.

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

3. The 1998 loss was reduced by the recognition of a $226,000 non-recurring income item under an agreement with the government (see Note 16 to the Consolidated Financial Statements).

Total revenues from the sale of boots were approximately 8% lower in 1999. Pairs of direct molded sole (DMS) combat boots sold to the Defense Supply Center Philadelphia (DSCP) in 1999 were down only slightly from 1998. Revenues from DMS boot shipments in both 1999 and 1998 have been adversely affected by DSCP's accelerating its inventory reduction program, which has been discussed in the forward looking information section.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each year the Company's cash and funds available from the bank line of credit:

                                                        ( in thousands)
                                                   2000        1999         1998
                     -----------------------------------------------------------
                     Cash                          $ 73        $ 89        $ 196
                     -----------------------------------------------------------
                     Unused Bank Line of Credit   2,300         520        1,115
                     -----------------------------------------------------------
                     Total                      $ 2,373       $ 609       $1,311
                     -----------------------------------------------------------

The increase in the unused line of credit at July 1, 2000 resulted primarily from cash provided by operations and decreases in accounts receivable and inventory during fiscal year 2000 being used to pay down the line of credit. In 1999, cash from the line of credit was used to purchase equipment and make leasehold improvements related to the consolidation of boot manufacturing operations in Puerto Rico.


The following table summarizes the other major sources and (uses) of cash for the last three years:

                                                        (in thousands)
                                                2000          1999          1998
     ---------------------------------------------------------------------------
     Income (Loss) Before Depreciation       $ 1,385        $ (292)        $ 99
     ---------------------------------------------------------------------------
     Net Change in Accounts Receivable,
     Inventory, Accounts Payable
     and Accrued Liabilities                   2,002         1,170          400
     ---------------------------------------------------------------------------
     Deferred Taxes, Tax Refund Receivable,
     and Other                                   (66)          (30)        (427)
     ---------------------------------------------------------------------------
     Net Cash Provided By (Used In)
     Operations                                3,321           848           72
     ---------------------------------------------------------------------------
     Cash From Bank Line of Credit               395           915        1,883
     ---------------------------------------------------------------------------
     Cash Used to Repay Bank Line of Credit   (2,175)         (320)        (685)
     ---------------------------------------------------------------------------
     Cash From Bank Loan for Warehouse
     Addition                                                               400
     ---------------------------------------------------------------------------
     Cash Used for Warehouse Addition                                      (381)
     ---------------------------------------------------------------------------
     Cash Used to Repay Bank Loan               (147)         (145)         (73)
     ---------------------------------------------------------------------------
     Cash Used to Purchase Plant and
     Equipment                                (1,119)       (1,172)      (1,054)
     ---------------------------------------------------------------------------
     Cash Dividends Paid                        (291)         (233)        (233)
     ---------------------------------------------------------------------------
     Cash From Stock Options Exercised                                       86
     ---------------------------------------------------------------------------
     Net Increase (Decrease) in Cash           $ (16)       $ (107)        $ 15
     ---------------------------------------------------------------------------

In 2000, cash provided by operations increased by $2,473,000. This increase resulted primarily from cash provided by income and reductions in accounts receivable ($1,575,000) and inventory ($416,000). Cash was received in 2000 from a significant final contract shipment of boots in June, 1999. Inventory decreased at the end of 2000 primarily because the Company was nearing the end of its contract to supply the ICW boot and its contract to supply a state prison system with inmate boots. Cash from operations was primarily used to pay down the bank line of credit and purchase equipment.

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

At July 1, 2000, the Company had a $800,000 commitment to purchase capital equipment. Note 11 to the Consolidated Financial Statements provides information about a potential cash payment in the 2003 fiscal year of $701,000 that might result from Wellco's repurchase of its stock in the 1996 fiscal year.

The bank's commitment for a total $4,000,000 line of credit expires on December 31, 2000, and is subject to renewal at the bank's discretion. During the 2001 fiscal year, Wellco expects to continue to rely on the bank line of credit. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

                            WELLCO ENTERPRISES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           FOR THE FISCAL YEARS ENDED
                      JULY 1, 2000, JULY 3, 1999, AND JUNE
                        27, 1998 (in thousands except per
                                 share amounts)


                                                JULY 1,     JULY 3,     JUNE 27,
                                                   2000        1999         1998
                                              ---------   ---------    ---------
REVENUES (Notes  4, 14 and 15) ...........    $ 22,225    $ 21,312     $ 23,917
                                              --------    --------     --------

COSTS AND EXPENSES:
  Cost of sales and services .............      19,023      19,098       22,340
  Restructuring and realignment
  costs (Note 18) ........................         338       1,077
  General and administrative
  expenses ...............................       2,006       2,136        2,123
                                              --------    --------     --------
  Total ..................................      21,367      22,311       24,463
                                              --------    --------     --------

INCOME FROM CONTRACT CLAIM
  (Note 16) ..............................         203                      226
                                              --------    --------     --------

OPERATING INCOME (LOSS) ..................       1,061        (999)        (320)

INTEREST EXPENSE .........................         238         242          219

DIVIDEND AND INTEREST INCOME .............           1           4           12
                                              --------    --------     --------

INCOME (LOSS) BEFORE INCOME TAXES ........         824      (1,237)        (527)

PROVISION (BENEFIT) FOR INCOME
TAXES (Note 10) ..........................         113        (400)        (190)
                                              --------    --------     --------

NET INCOME (LOSS) ........................         711        (837)        (337)

OTHER COMPREHENSIVE INCOME (LOSS)
(Notes 1 and 8):
  (Increase) Decrease In Additional
  Minimum Pension Liability, Net
  of Tax .................................          76         229         (113)
                                              --------    --------     --------

COMPREHENSIVE INCOME (LOSS) ..............    $    787    $   (608)    $   (450)
                                              ========    ========     ========
EARNINGS (LOSS) PER SHARE
(Note 13):
  Basic earnings (loss) per share ........    $   0.61    $  (0.72)    $  (0.29)
  Diluted earnings (loss) per
  share ..................................    $   0.61    $  (0.72)    $  (0.29)
                                              ========    ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                                     ASSETS


                                                             JULY 1,     JULY 3,
                                                                2000        1999
                                                             -------     -------
CURRENT ASSETS:
      Cash ...........................................      $    73      $    89
      Receivables, net (Notes 2 and 6) ...............        3,108        4,683
      Inventories (Notes 3 and 6) ....................        5,097        5,513
      Deferred taxes  (Note 10) ......................          676          461
      Income tax refund receivable (Note 10) .........                       226
      Prepaid expenses ...............................           37          160
                                                            -------      -------
      Total ..........................................        8,991       11,132
                                                            -------      -------

MACHINERY LEASED TO LICENSEES, net
      (Notes 1 & 4) ..................................           24            6

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 5 and 6) ................................        3,397        2,970

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 1) ..........          228          228
      Intangible pension asset (Note 8) ..............           52           88
                                                            -------      -------
      Total ..........................................          280          316
                                                            -------      -------

DEFERRED TAXES (Note 10) .............................          258          429
                                                            -------      -------

TOTAL ................................................      $12,950      $14,853
                                                            =======      =======



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 2000 AND JULY 3, 1999
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            JULY 1,      JULY 3,
                                                               2000         1999
                                                            -------      -------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 6) ........    $  1,700     $  3,480
      Accounts payable ...............................         861        1,046
      Accrued liabilities (Notes 7, 8, 9 and 18) .....       1,559        1,565
      Accrued income taxes (Note 10) .................         629          427
      Current maturity of note payable (Note 11) .....          36          146
                                                          --------     --------
          Total ......................................       4,785        6,664
                                                          --------     --------


LONG-TERM LIABILITIES:
      Pension obligation (Note 8) ....................         892        1,375
      Notes payable (Note 11) ........................         701          346

COMMITMENTS (Note 17)

STOCKHOLDERS' EQUITY (Notes 8, 11 and 12):
      Common stock, $1.00 par value; shares
          authorized- 2,000,000; shares issued and
          outstanding- 1,163,246 .....................       1,164        1,164
      Additional paid-in capital .....................         192          192
      Retained earnings ..............................       5,646        5,618
      Accumulated other comprehensive loss ...........        (430)        (506)
                                                          --------     --------
          Total ......................................       6,572        6,468
                                                          --------     --------

TOTAL ................................................    $ 12,950     $ 14,853
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                                 (in thousands)

                                                   JULY 1,    JULY 3,   JUNE 27,
                                                      2000       1999       1998
                                                   -------    -------   --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income (loss) .......................   $   711    $  (837)   $  (337)
                                                  -------    -------    -------

      Adjustments  to reconcile  net income
     (loss) to net cash provided by (used
      in) operating activities:
          Depreciation and amortization .......       674        545        436
          (Increase) decrease in-
              Receivables .....................     1,575     (2,436)     2,679
              Inventories .....................       416      3,995     (1,831)
              Other current assets ............       134       (263)      (237)
          Increase (decrease) in-
              Accounts payable ................      (185)      (650)      (368)
              Accrued liabilities .............        (6)        75        (80)
              Accrued income taxes ............       202        186       (116)
              Pension obligation ..............      (371)       194        (39)
              Other ...........................       171         39        (35)
                                                  -------    -------    -------

      Total adjustments .......................     2,610      1,685        409
                                                  -------    -------    -------

NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................     3,321        848         72
                                                  -------    -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment, net .............    (1,119)    (1,172)    (1,435)
                                                  -------    -------    -------

NET CASH PROVIDED BY (USED IN)
      INVESTING  ACTIVITIES ...................    (1,119)    (1,172)    (1,435)
                                                  -------    -------    -------


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                                 (in thousands)


                                                   JULY 1,    JULY 3,   JUNE 27,
                                                      2000       1999       1998
                                                   -------    -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term borrowings .....       395        915      1,883
      Repayment of short-term borrowings ......    (2,175)      (320)      (685)
      Proceeds from note payable ..............                             400
      Repayment of note payable ...............      (147)      (145)       (73)
      Cash dividends paid .....................      (291)      (233)      (233)
      Stock option exercise ...................                              86
                                                  -------    -------    -------

NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................    (2,218)       217      1,378
                                                  -------    -------    -------


NET INCREASE (DECREASE) IN CASH ...............       (16)      (107)        15

CASH AT BEGINNING OF YEAR .....................        89        196        181
                                                  -------    -------    -------


CASH AT END OF YEAR ...........................   $    73    $    89    $   196
                                                  =======    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
      Cash paid (received) for-
          Interest ............................   $   234    $   233    $   170
          Income taxes ........................      (238)      (377)       141
NONCASH INVESTING AND FINANCING
ACTIVITY:
      Adjustment of stock repurchase note .....   $   392               $  (828)
                                                  =======    =======    =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                  JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                        (in thousands except share data)


                                                  JULY 1,    JULY 3,    JUNE 27,
                                                     2000       1999        1998
                                                  -------    -------    --------
COMMON STOCK :
      Balance at beginning of year ............   $ 1,164    $ 1,164    $ 1,151
      Stock option exercise (Notes 12 and 13) .                              13
                                                  -------    -------    -------
      Balance at end of year ..................     1,164      1,164      1,164
                                                  -------    -------    -------


ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year ............       192        192        119
      Stock option exercise (Notes 12 and 13) .                              73
                                                  -------    -------    -------
      Balance at end of year ..................       192        192        192
                                                  -------    -------    -------

RETAINED EARNINGS:
      Balance at beginning of year ............     5,618      6,688      6,430
      Adjustment of note payable from stock
      repurchase (Note 11) ....................      (392)                  828
      Net income (loss) .......................       711       (837)      (337)
      Cash dividends (per share:
        2000 - $.25, 1999
        and 1998 - $.20) ......................      (291)      (233)      (233)
                                                  -------    -------    -------
      Balance at end of year ..................     5,646      5,618      6,688
                                                  -------    -------    -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional Minimum Pension Liability,
      Net of Tax (Note 8):
      Balance at beginning of year ............      (506)      (735)      (622)
      Change for the year .....................        76        229       (113)
                                                  -------    -------    -------
      Balance at end of year ..................      (430)      (506)      (735)
                                                  -------    -------    -------

TOTAL STOCKHOLDERS' EQUITY ....................   $ 6,572    $ 6,468    $ 7,309
                                                  =======    =======    =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended July 1, 2000, July 3, 1999, and June 27, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation
              The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries. Appropriate eliminations have been made of all material intercompany transactions and balances.

         Inventories
              Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market.

         Income Taxes
              The provision for income taxes is based on taxes currently payable adjusted for the net change in the deferred tax asset or liability during the current year. A deferred tax asset or liability arises from temporary differences between the carrying value of assets and liabilities for financial reporting and income tax purposes.

     Fair Value of Financial Instruments
              The carrying values of cash, receivables and accounts payable at July 1, 2000 approximate fair value. The carrying value of the note payable from the stock repurchase agreement (see Note 11 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

         Depreciation and Amortization
              The Company uses the straight-line method to compute depreciation and amortization on machinery leased to licensees and property, plant and equipment used by the Company.

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

     Revenue Recognition
              All United States government combat boot production contracts are fixed price with multi-year options exercisable at the discretion of the government. If a contracts delivery order requires shipment to a depot warehouse, revenue is recognized for each boot shipment after it has been accepted by the government's Quality Assurance Representative. If a contracts delivery order requires shipment directly to the consumer, revenues are recognized upon shipment.

              Revenues from government research and development contracts are recognized as services are performed and invoiced. Revenues from licensees are recognized in the period services are rendered or products are shipped.

         Fiscal Year
              The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the 2000 fiscal year contains 52 weeks of operating results. The 1999 fiscal year contained 53 weeks and 1998 fiscal year contained 52 weeks.

     Estimates
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation Plans
              The Company accounts for its stock-based compensation plans using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees". The Company also provides the disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Compensation expense under the APB 25 method is recognized when there is a difference between the exercise price for stock options and the stock's market price on the measurement date, which for the Company, is normally the date of award.

     Accounting for Derivative Instruments and Hedging Activities
              In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding on July 2, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

2.  RECEIVABLES:

     The majority of receivables at July 1, 2000 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant order from foreign customers. Allowances for doubtful accounts in 2000 and 1999 are not significant.

     Receivables at July 1, 2000 include $150,000 from the Puerto Rican government for reimbursement of certain costs made to the current Puerto Rican facility.

3.  INVENTORIES:

     The components of inventories are:
                                                          (in thousands)
                                                         2000        1999
                    -----------------------------------------------------
                    Finished Goods                    $ 1,811     $ 1,948
                    -----------------------------------------------------
                    Work in Process                     1,224       1,712
                    -----------------------------------------------------
                    Raw Materials and Supplies          2,062       1,853
                    -----------------------------------------------------
                    Total                             $ 5,097     $ 5,513
                    -----------------------------------------------------

 4.  MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the 2000 and 1999 Consolidated Balance Sheets is $1,521,000 and $1,513,000, respectively. Rental revenues for the fiscal years 2000, 1999, and 1998 were $116,000, $100,000 and $141,000, respectively, substantially all of which vary with lessees' production or shipments.

5.  PROPERTY, PLANT AND EQUIPMENT:

     The components of property, plant and equipment are summarized as follows:
                                                               (in thousands)
                                                                       Estimated
                                              2000       1999        Useful Life
              ------------------------------------------------------------------
              Land                           $ 107      $ 107           N/A
              ------------------------------------------------------------------
              Buildings                      1,176      1,176        40-45 Years
              ------------------------------------------------------------------
              Machinery & Equipment          5,034      4,139         2-20 Years
              ------------------------------------------------------------------
              Furniture & Fixtures             873        792         2-10 years
              ------------------------------------------------------------------
              Leasehold Improvements           526        457                 *
              ------------------------------------------------------------------
              Total Cost                   $ 7,716    $ 6,671
              ------------------------------------------------------------------
              Total Accumulated Depreciation and
              Amortization                 $ 4,319    $ 3,701
              ------------------------------------------------------------------

              *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

6.  LINES OF CREDIT:

     The Company maintains a $4,000,000 bank line of credit. The line, which expires December 31, 2000, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,023,000 at July 1, 2000) and all non-governmental receivables and inventory ($1,008,000 at July 1,
     2000). At July 1, 2000, borrowings on the line of credit were $1,700,000 with $2,300,000 available in additional borrowings.

     Interest is at the prime rate of 9.5% at July 1, 2000. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at July 1, 2000. The covenants are subject to review at the end of each fiscal quarter.

7.  ACCRUED LIABILITIES:

     The components of accrued liabilities are:
                                                        (in thousands)
                                                      2000          1999
              ----------------------------------------------------------
              Compensation                           $ 930         $ 738
              ----------------------------------------------------------
              Pension Benefits                         124           161
              ----------------------------------------------------------
              Retiree Health Benefits (Note 9)         146           170
              ----------------------------------------------------------
              Restructuring Reserve (Note 18)                        119
              ----------------------------------------------------------
              Interest Expense                         159           155
              ----------------------------------------------------------
              Accrued Lease Payments (Note 17)          83
              ----------------------------------------------------------
              Other                                    117           222
              ----------------------------------------------------------
              Total                                $ 1,559       $ 1,565
              ----------------------------------------------------------

8. PENSION PLANS:

     The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:
                                                             (in thousands)
                                                       2000      1999      1998
              ------------------------------------------------------------------
              Benefits Earned for Service in the
              Current Year                           $ 138     $ 159      $ 139
              ------------------------------------------------------------------
              Interest on the Projected Benefit
              Obligation                               346       393        394
              ------------------------------------------------------------------
              Return on Plan Assets                   (267)     (255)      (254)
              ------------------------------------------------------------------

                                                       2000      1999      1998
              ------------------------------------------------------------------
              Amortization of: Unrecognized Net
              Pension Obligation at July 1, 1987;
              Cost of Benefit Changes Since That
              Date; and Gains and Losses
              Against Actuarial  Assumptions           118       174        162
              ------------------------------------------------------------------
              Pension Expense                          335       471        441
              ------------------------------------------------------------------

     The 1999  Consolidated  Statements of Operations and  Comprehensive  Income
     (Loss) included as a part of the Restructuring and Realignment Costs, an estimated cost of $431,000 relating to the curtailment and settlement of pension liabilities for terminated employees ($220,000 of previously unrecognized prior service cost and $211,000 of previously unrecognized actuarial losses). The actuary computed the actual amounts as $309,000 ($193,000 for prior service cost and $116,000 for actuarial loss), and the Restructuring and Realignment Costs shown in the 2000 Consolidated Statements of Operations and Comprehensive Income (Loss) include an income item of $122,000 adjusting the previously recorded estimate to the actual amount.

     Below are various analyses and other information relating to the Company's pension liability, assets and expense as of June 30, 2000 and June 30, 1999, (all amounts are in thousands except for those indicated as percent):

    Change in Benefit Obligation:                   2000         1999
    ------------------------------------------------------------------
    Benefit Obligation at Beginning of Year      $ 5,722      $ 5,815
    ------------------------------------------------------------------
    Current Year Service Cost                        138          159
    ------------------------------------------------------------------
    Interest Cost on Projected Liability             346          393
    ------------------------------------------------------------------
    Benefit Payments                                (499)        (531)
    ------------------------------------------------------------------
    Curtailment of Liability for Terminated
    Employees                                       (417)
    ------------------------------------------------------------------
    Actuarial (Gain) Loss                            (64)        (123)
    ------------------------------------------------------------------
    Increased Liability from Plan Amendments                        9
    ------------------------------------------------------------------
    Benefit Obligation at End of Year             $ 5,226     $ 5,722
    ------------------------------------------------------------------


    Change in Plan Assets:                          2000         1999
    ------------------------------------------------------------------
    Fair Value of Plan Assets at Beginning
    of Year                                       $ 3,881     $ 3,530
    ------------------------------------------------------------------
    Company Contributions                             580         621
    ------------------------------------------------------------------
    Actual Return on Plan Assets                      352         261
    ------------------------------------------------------------------
    MetLife Demutualization                           302
    ------------------------------------------------------------------
    Benefit Payments                                 (499)       (531)
    ------------------------------------------------------------------

    Change in Plan Assets:                          2000         1999
    ------------------------------------------------------------------
    Settlement Payments to Terminated Employees      (477)
    ------------------------------------------------------------------
    Fair Value of Plan Assets at End of Year      $ 4,139     $ 3,881
    ------------------------------------------------------------------


    Reconciliation of Funded Status:
    ------------------------------------------------------------------
    Funded Status                                $ (1,087)   $ (1,842)
    ------------------------------------------------------------------
    Unrecognized Transitional Amount                   81          98
    ------------------------------------------------------------------
    Unrecognized Actuarial Loss                       589         868
    ------------------------------------------------------------------
    Unrecognized Prior Service Cost                   104         194
    ------------------------------------------------------------------
    Net Amount Recognized                          $ (313)     $ (682)
    ------------------------------------------------------------------


    Amounts Recognized in the Consolidated Balance Sheets:
    ------------------------------------------------------------------
    Intangible Pension Asset                         $ 52        $ 88
    ------------------------------------------------------------------
    Deferred Tax Asset                               222          260
    ------------------------------------------------------------------
    Accumulated Other Comprehensive Loss             430          506
    ------------------------------------------------------------------
    Accrued Pension Liability:
    ------------------------------------------------------------------
       Prepaid Benefit Cost                           44
    ------------------------------------------------------------------
       Booked                                       (357)        (682)
    ------------------------------------------------------------------
       Additional                                   (704)        (854)
    ------------------------------------------------------------------
    Net Amount Recognized in Financial Statements   (313)        (682)
    ------------------------------------------------------------------


    CERTAIN ACTUARIAL ASSUMPTIONS:                  2000         1999
    ------------------------------------------------------------------
    Assumed Discount Rate                           7.5%          7.5%
    ------------------------------------------------------------------
    Expected Long-Term Rate of Return on Plan
    Assets                                          7.5%          7.5%
    ------------------------------------------------------------------
    Rate of Compensation Increase, For the One
    Plan Whose Benefits Are Pay Related             5.5%          5.0%
    ------------------------------------------------------------------

     At June 30, 2000, one of the pension plans has a benefit obligation ( $2,569,000) that is greater than its plan assets ($1,865,000) resulting in the additional liability of $704,000. At June 30, 1999, both plans had benefit obligations that were greater than their plan assets.

     The Consolidated Statement of Operations and Comprehensive Income (Loss) shows the amount included in Other Comprehensive Income that resulted from recording the pension liability that has not yet been charged against operations.

     In April, 2000 the plans received a cash distribution of $302,000 from the conversion of MetLife from a mutual company to a stock company. MetLife is the company who provides actuary and other services for the pension plans.

     In addition,  the Company provides retirement benefits to certain employees
     through  deferred   compensation   contracts  and  the  unfunded  liability
     associated with these contracts was $65,000 at July 1, 2000.


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

     The cost of retiree health benefits included in the 2000, 1999 and 1998 Statements of Operations and Comprehensive Income (Loss) was:
                                                              (in thousands)
                                                         2000     1999      1998
                ----------------------------------------------------------------
                Benefits Earned for Current Service       $ 8     $ 35      $ 23
                ----------------------------------------------------------------
                Interest Cost on Accumulated Liability     14       24        23
                ----------------------------------------------------------------
                Amortization of the July 4, 1993
                Liability                                  14       14        14
                ----------------------------------------------------------------
                Total Cost                               $ 36     $ 73      $ 60
                ----------------------------------------------------------------


     An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see
     Note 7) at July 1, 2000 and July 3, 1999 is:


                                                                  (in thousands)
                                                                 2000      1999
      --------------------------------------------------------------------------
      Total Liability at Beginning of Year                     $ 207      $ 381
      --------------------------------------------------------------------------
      Liability for Current Service                                8         35
      --------------------------------------------------------------------------
      Interest on Liability                                       14         24
      --------------------------------------------------------------------------
      Benefit Payments                                           (60)       (81)
      --------------------------------------------------------------------------

                                                                 2000      1999
      --------------------------------------------------------------------------
      Actuarial Loss                                             221         21
      --------------------------------------------------------------------------
      Reduction in Liability for Employment Terminations
      (Note 18)                                                            (173)
      --------------------------------------------------------------------------
      Total Liability at End of Year                             390        207
      --------------------------------------------------------------------------
      Less Unamortized Liability at July 4, 1993                 (59)       (73)
      --------------------------------------------------------------------------
      Unrecognized Gain (Loss)                                  (185)        36
      --------------------------------------------------------------------------
      Liability Recognized in the Consolidated Balance
      Sheets                                                     146        170
      --------------------------------------------------------------------------

     The assumed health care cost trend rate used to project expected future cost was 15% in 2000 (11.25% in 1999), gradually decreasing to 6% by 2006 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 7.5% for 2000 and 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.

10. INCOME TAXES:

     The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:

                                                             (in thousands)
                                                       2000      1999      1998
           ---------------------------------------------------------------------
           Federal Provision (Benefit):
           ---------------------------------------------------------------------
               Currently Payable (Refundable)        $ 158      $(158)    $(294)
           ---------------------------------------------------------------------
               Deferred                                (83)      (252)       76
           ---------------------------------------------------------------------
               Total Federal                            75       (410)     (218)
           ---------------------------------------------------------------------
           State Provision Currently Payable            38         10        28
           ---------------------------------------------------------------------
           Total Provision (Benefit)                 $ 113      $(400)    $(190)
           ---------------------------------------------------------------------

     A reconciliation of the effective income tax rate for the 2000, 1999 and 1998 fiscal years is as follows:


                                                       2000      1999      1998
           ---------------------------------------------------------------------
           Statutory Federal Income Tax (Benefit)
           Rate                                         34%     (34%)      (34%)
           ---------------------------------------------------------------------
           Current Period Income of Puerto Rico
           Subsidiary Substantially Exempt From
           Puerto Rican and Federal Income Taxes       (25%)     (1%)       (9%)
           ---------------------------------------------------------------------
           State Taxes, Net of Federal Tax Benefit       5%       1%         4%
           ---------------------------------------------------------------------

                                                        2000      1999      1998
           ---------------------------------------------------------------------
           Untaxed Foreign Sales Corporation Income      *        *         (2%)
           ---------------------------------------------------------------------
           Non-deductible Expenses                       *        *          4%
           ---------------------------------------------------------------------
           Other                                         *        2%         1%
           ---------------------------------------------------------------------
           Effective Income Tax (Benefit) Rate          14%     (32%)      (36%)
           ---------------------------------------------------------------------
                     * less than 1%

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

     The accumulated undistributed earnings ($5,543,000 at July 1, 2000) of this subsidiary are subject to a Puerto Rican tollgate tax (5%) when remitted to the parent Company. Accrued tax liabilities have been provided for the tollgate tax reasonably expected to be paid in the future.

     At July 3, 1999, the Company had an income tax refund receivable for the carryback of part of the 1999 loss.

     Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2000 and 1999 are as follows:
                                                                  (in thousands)
      Deferred Tax Assets:                                       2000      1999
      --------------------------------------------------------------------------
      Pension Cost Charged Against Financial Statement Income,
      Not Yet Deducted From Taxable Income                      $ 79      $ 216
      --------------------------------------------------------------------------
      Tax Effect of Pension Liability Charged Against Equity     222        260
      --------------------------------------------------------------------------
      Employee Compensation Charged Against Financial
      Statement Income, Not Yet Deducted From Taxable Income     173        200
      --------------------------------------------------------------------------
      Additional Costs Inventoried for Tax Purposes               54         64
      --------------------------------------------------------------------------
      Federal NOL Carryforward                                   399        179
      --------------------------------------------------------------------------
      State NOL Carryforward                                     285        270
      --------------------------------------------------------------------------
      Alternative Minimum Tax Credit                              70         36
      --------------------------------------------------------------------------
      Other                                                       69         90
      --------------------------------------------------------------------------
      Total Deferred Tax Assets                                1,351      1,315
      --------------------------------------------------------------------------

      Deferred Tax Assets:                                      2000       1999
      --------------------------------------------------------------------------
      Valuation Allowance                                       (339)      (360)
      --------------------------------------------------------------------------
      Net Deferred Tax Assets                                  1,012        955
      --------------------------------------------------------------------------
      Deferred Tax Liabilities:
      --------------------------------------------------------------------------
      Depreciation Deducted From Taxable Income Not Yet
      Charged Against Financial Statement Income                  78         65
      --------------------------------------------------------------------------
      Net Deferred Tax Assets                                  $ 934      $ 890
      --------------------------------------------------------------------------

     Because of the level of uncertainty about being able to reduce future income tax payments by certain tax carryforward items, deferred tax assets have been reduced by the above shown valuation allowances.

     The Company has an operating loss carryforward of $1,175,000, which expires in 2019 and 2020, available to reduce future federal taxable income. In addition, $4,379,000 of operating loss carryforward, which expires in 2003 through 2005, is available to reduce certain future state taxable income. The benefit of this state operating loss carryforward is a part of the Company's deferred tax valuation reserve.

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

     Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made if the Agreement is enforceable. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of the estimated payment due in fiscal year 2003, discounted at a rate of 8.5%, is $701,000 at 7/1/00.

     The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The Note Payable has been calculated on this basis. The Company revised its estimate of the amount that might be paid during fiscal years 2000 and 1998. For fiscal year 2000 during which there was a return to profitability, the revised estimate increased the Note Payable and decreased Retained Earnings by $392,000 (as required by generally accepted accounting principles for stock repurchases). For fiscal year 1998 during which there was a net loss, the revised estimate decreased the Note Payable and increased Retained Earnings by $828,000.

     The Stock Repurchase Agreement does not provide for the payment of interest. However, generally accepted accounting principles require that interest be imputed. Interest expense on the Stock Repurchase Agreement for the fiscal years 2000, 1999, and 1998 was $3,000, $10,000 and $49,000 respectively. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

     In 1998, a bank provided a three year term loan as part of the cash required to construct a new warehouse adjoining the Company's existing facilities in Waynesville, North Carolina. This loan is payable in monthly installments of $12,125 plus interest at the bank's prime rate of 9.5% and three monthly installments or $36,000 was outstanding under this loan at July 1, 2000.

12. STOCK OPTIONS:

     The Board of Directors approved the 1999 Stock Option Plan for Key Employees (1999 Key Employees Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Non-Employee Directors Plan). These Plans provide for the granting of options to purchase 90,000 shares (1999 Key Employee
     Plan) and 21,000 shares (1999 Non-Employee Directors Plan), and at July 1, 2000 options for the purchase of 70,000 shares had been granted under the 1999 Key Employee Plan and 11,000 shares under the 1999 Non-Employee Directors Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under both Plans, the option price is the market price on the date granted, and options have a life of 10 years from the date granted. Options granted under both of these plans were fully exercisable on the date granted, except for certain options granted to certain officers which are not fully exercisable until future years in order to qualify them for certain tax treatment. Options for the purchase of 71,000 shares were immediately exercisable, and 7,750 become exercisable during fiscal year 2001 with the remaining 2,250 options being exercisable in fiscal year 2002.

     The Board of Directors approved the 1997 Stock Option Plan for Key Employees (1997 Key Employees Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Non-Employee Directors Plan). These Plans provide for the granting of options to purchase 99,000 shares (1997 Key Employee Plan) and 16,000 shares (1997 Non-Employee Directors Plan), and at July 1, 2000 options for the purchase of 93,000 shares had been granted under the 1997 Key Employee Plan and 14,000 shares under the 1997 Non-Employee Directors Plan. Under both Plans, the option price is the market price on the date granted and options have a life of 10 years from the date granted. Options granted under both of these plans were fully exercisable on the date granted except for certain options granted to certain officers which are not fully exercisable until future years in order to qualify them for certain tax treatment. Options for the purchase of 83,600 shares were exercisable by 1998 fiscal year end, 11,700 became exercisable during 1999, 8,300 became exercisable during 2000, with the remaining 3,400 options being exercisable in 2001.

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

     Transactions involving these Plans for the last three fiscal years are summarized below:


                                                  No. of        Weighted-Average
             Option Shares:                       Shares          Exercise Price
             -------------------------------------------------------------------
             Outstanding at June 28, 1997         27,100                   $5.32
             -------------------------------------------------------------------
             Granted                             107,000                   12.10
             -------------------------------------------------------------------
             Exercised                           (12,600)                   6.73
             -------------------------------------------------------------------
             Forfeited                            (2,000)                  12.00
             -------------------------------------------------------------------
             Outstanding at June 27, 1998        119,500                   11.13
             -------------------------------------------------------------------
             Expired                              (1,500)                   5.50
             -------------------------------------------------------------------
             Outstanding at July 3, 1999         118,000                   11.20
             -------------------------------------------------------------------
             Granted                              81,000                    8.00
             -------------------------------------------------------------------
             Forfeited                            (9,000)                  12.00
             -------------------------------------------------------------------
             Outstanding at July 1, 2000         190,000                   $9.80
             -------------------------------------------------------------------


     The following table summarizes information about fixed stock options outstanding at July 1, 2000:

                                                                Weighted-Average
                                                                       Remaining
                 Range of Exercise      Weighted Average        Contractual Life
      Number                Prices        Exercise Price                in Years
      --------------------------------------------------------------------------
      15,000                 $5.00                 $5.00                     5.0
      --------------------------------------------------------------------------
      94,000         $12.00-$17.50                $12.12                     7.0
      --------------------------------------------------------------------------
      81,000                 $8.00                 $8.00                     9.0
      --------------------------------------------------------------------------

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," became effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts shown below for fiscal years 2000, 1999 and 1998 (in thousands, except per share amounts):

                                               2000          1999          1998
       -------------------------------------------------------------------------
       Net Income (Loss), As Reported         $ 711        $ (837)       $ (337)
       -------------------------------------------------------------------------
       Net Income (Loss), Pro Forma           $ 562        $ (878)       $ (626)
       -------------------------------------------------------------------------
       Basic Earnings (Loss) Per Share,
       As Reported                           $ 0.61       $ (0.72)      $ (0.29)
       -------------------------------------------------------------------------
       Basic Earnings (Loss) Per Share,
       Pro Forma                             $ 0.48       $ (0.75)      $ (0.54)
          ----------------------------------------------------------------------

     The fair value on the date options were granted (the amount deducted from net income as reported in arriving at pro forma net income (loss) amounts above) was estimated using the Black-Scholes option pricing model using the following assumptions:


                                                             2000          1998
                  --------------------------------------------------------------
                  Expected Dividend Yield                   3.125%         1.67%
                  --------------------------------------------------------------
                  Expected Stock Price Volatility           33.45%        39.40%
                  --------------------------------------------------------------
                  Risk-Free Interest Rate                    5.83%         5.55%
                  --------------------------------------------------------------
                  Expected Life of Options in Years          3.0           2.9
                  --------------------------------------------------------------
                  Weighted-Average Fair Value of Options
                  Granted                                   $1.69         $3.54
                  --------------------------------------------------------------


     On July 12, 2000, the Company and its Chairman of The Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met.


13.  EARNINGS PER SHARE:

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

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                For the Fiscal Year Ended 7/1/00
                                              Net Income    Shares     Per-Share
                                             (Numerator)  (Denominator)   Amount
                                             -----------  ------------- --------


    Basic EPS Available to Shareholders       $ 711,000    1,163,246     $ 0.61
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                  5,310
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders     $ 711,000    1,168,556     $ 0.61
    ----------------------------------------------------------------------------


                                                For the Fiscal Year Ended 7/3/99
                                              Net Loss      Shares     Per-Share
                                            (Numerator) (Denominator)     Amount
                                            ----------- -------------  ---------


    Basic EPS Available to Shareholders       $(837,000)   1,163,246     $(0.72)
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements
    (Note: N/A - Anti-dilutive)
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders     $(837,000)   1,163,246     $(0.72)
    ----------------------------------------------------------------------------



                                               For the Fiscal Year Ended 6/27/98
                                             Net Loss      Shares      Per-Share
                                           (Numerator)  (Denominator)     Amount
                                           -----------  -------------  ---------


    Basic EPS Available to Shareholders      $(337,000)    1,161,103     $(0.29)
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements
    (Note: N/A - Anti-dilutive)
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders    $(337,000)    1,161,103     $(0.29)
    ----------------------------------------------------------------------------

14. SEGMENT AND REVENUE INFORMATION:
     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," in the 1999 fiscal year. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas.

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

     Information about the Company's revenues is as follows:
                                                            (in thousands)
                                                   2000        1999         1998
    ----------------------------------------------------------------------------
    Sales of Footwear and Related Items        $ 21,738    $ 20,913     $ 22,745
    ----------------------------------------------------------------------------
    Revenues from Licensees                         487         399        1,172
    ----------------------------------------------------------------------------
    Total Revenues by Major Product Group      $ 22,225    $ 21,312     $ 23,917
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
    Revenues from U. S. Customers             $ 20,740    $ 18,816      $ 22,653
    ----------------------------------------------------------------------------
    Revenues from International Customers        1,485       2,496         1,264
    ----------------------------------------------------------------------------
    Total Revenues by Geographic Region       $ 22,225    $ 21,312      $ 23,917
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
    Location of Major International Customers:
    ----------------------------------------------------------------------------
    Latin America                                $ 212     $ 1,252         $ 529
    ----------------------------------------------------------------------------
    Canada                                         195         833           369
    ----------------------------------------------------------------------------
    Asia/Pacific                                   209       $ 374         $ 331
    ----------------------------------------------------------------------------
    Mexico                                         281
    ----------------------------------------------------------------------------
    United Kingdom                               $ 509
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
    Major Customer- U. S. Government           $ 14,378   $ 14,246      $ 17,326
    ----------------------------------------------------------------------------

     The Company does not have long-lived assets or operations in foreign countries. The categorization of revenues as being from international customers was based upon the final destination of products sold or services rendered.

     15. GOVERNMENT BOOT CONTRACT REVENUES:

     From time to time, the Company records estimates of revenues or costs associated with certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to are included in the period of settlement. There were no significant unsettled contract actions at July 1, 2000. There were no significant differences between estimated and actual amounts for contract actions settled in fiscal years 2000, 1999 and 1998.

16. CONTRACT CLAIM:

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

     In October, 1998, DSCP agreed to pay Wellco $246,000 under this Agreement. The 1998 fiscal year Consolidated Statements of Operations and Comprehensive Income (Loss) included $226,000 of income related to this claim, representing the agreed to $246,000 less $20,000 of related costs.
     Wellco subsequently filed a contract claim for the additional amount it felt was due under the Agreement.

     In January,  2000 the federal government's  Alternative Disputes Resolution
     (ADR) procedure was used to reach a final and non-appealable settlement of the claim. The 2000 Consolidated Statements of Operations and Comprehensive Income (Loss) include $252,000 less $49,000 of related costs for the settlement of this claim, which is the amount awarded Wellco by the ADR Judge less related costs.

17. COMMITMENTS:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum number of shares that could be purchased at July 1, 2000 is approximately 81,000.

     The Company has a non-cancelable operating lease with the Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period January 1, 2000 through June 30, 2009 are $1,425,000. Lease payments for each of the Company's five fiscal years ending after July 1, 2000 are: $120,000, $120,000, $135,000, $150,000 and $156,000. Lease expense for the Company's current Puerto Rican facility in the 2000 fiscal year was $142,500. Lease expense for the Company's former Puerto Rican facility in the 1999 and 1998 fiscal years was $59,000 each year.

     At July 1, 2000, the Company had a $800,000 commitment to purchase capital equipment.

18. RESTRUCTURING AND REALIGNMENT COSTS:

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

     Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal years 2000 and 1999 are as follows:

Fiscal Year Ending July 3, 1999:
                                                             Activity
                                                              Charged
                            Period                  Total     Against    Accrued
                             Costs     Accrual   Expenses     Accrual    Balance
--------------------------------------------------------------------------------
Severance                             $764,000   $764,000  ($680,000)    $84,000
--------------------------------------------------------------------------------
Employee Training Costs     $104,000              104,000
--------------------------------------------------------------------------------
Equipment Relocation and
Installation                  84,000    35,000    119,000                 35,000
--------------------------------------------------------------------------------
Legal and Other               90,000               90,000
--------------------------------------------------------------------------------
   Total                    $278,000  $799,000 $1,077,000  ($680,000)   $119,000
--------------------------------------------------------------------------------


Fiscal Year Ending July 1, 2000:
                                                             Activity
                                                              Charged
                            Period                  Total     Against    Accrued
                             Costs      Accrual  Expenses     Accrual    Balance
--------------------------------------------------------------------------------
Severance                  ($122,000)  $32,000   ($90,000) ($116,000)
--------------------------------------------------------------------------------
Employee Training Costs      186,000              186,000
--------------------------------------------------------------------------------
Equipment Relocation and
Installation                 103,000     5,000    108,000    (40,000)
--------------------------------------------------------------------------------
Legal and Other              134,000              134,000
--------------------------------------------------------------------------------
    Total                   $301,000   $37,000   $338,000  ($156,000)
--------------------------------------------------------------------------------


     After July 1, 2000, the Company expects no additional restructuring and realignment costs associated with this plan.

     The Company has filed for a $400,000 reimbursement from the government of Puerto Rico, under an incentive grant, relating to certain costs incurred in consolidating substantially all footwear manufacturing operations in Puerto Rico. Any amounts collected will be recorded in the period received.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2000 and July 3, 1999, and the results of its operations and comprehensive income
(loss) and its cash flows for each of the three fiscal years in the period ended July 1, 2000 in conformity with accounting principles generally accepted in the United State of America.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 28, 2000

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                            Fiscal Year 2000 Quarters

                                          First    Second     Third       Fourth
--------------------------------------------------------------------------------
Market Price Per Share-
--------------------------------------------------------------------------------
High                                      8 1/8    8 3/8      8 1/8       10 1/2
--------------------------------------------------------------------------------
Low                                       7        7          6 7/8        7 1/4
--------------------------------------------------------------------------------
Per Share Cash Dividend Declared                   $.10                     $.15
--------------------------------------------------------------------------------


                            Fiscal Year 1999 Quarters

                                          First    Second     Third       Fourth
--------------------------------------------------------------------------------
Market Price Per Share-
--------------------------------------------------------------------------------
High                                      12 3/4   12 1/8     10 1/8      9 1/2
--------------------------------------------------------------------------------
Low                                       10 1/2    9 3/8      5 1/4      5 3/8
--------------------------------------------------------------------------------
Per Share Cash Dividend Declared                    $.10                  $.10
--------------------------------------------------------------------------------


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 15, 2000 was 261.



Registrar and Transfer Agent
ChaseMellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                            Fiscal Year 2000 Quarters

                                          First    Second     Third       Fourth
--------------------------------------------------------------------------------
Revenues                                $ 4,732   $ 4,559    $ 6,291     $ 6,643
--------------------------------------------------------------------------------
Cost of Sales and Services                4,093     4,032      5,137       5,761
--------------------------------------------------------------------------------
Net Income (Loss)                     (A) (191)   (B) 198   (A)  398    (A)  306
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share       $  (0.16)    $ 0.17     $ 0.34      $ 0.26
--------------------------------------------------------------------------------





                            Fiscal Year 1999 Quarters

                                          First    Second     Third       Fourth
--------------------------------------------------------------------------------
Revenues                                $ 4,957   $ 3,829   $ 4,383     $ 8,143
--------------------------------------------------------------------------------
Cost of Sales and Services                4,484     3,667     3,841       7,106
--------------------------------------------------------------------------------
Net Loss                                   (149)     (278) (C) (376)    (C) (34)
--------------------------------------------------------------------------------
Basic Loss Per Share                    $ (0.13)  $ .024    $ (0.32)    $ (0.03)
--------------------------------------------------------------------------------



     (A)Reduced by $359,000 in the first  quarter,  $19,000 in the third quarter
     and  $7,000  in  the  fourth  quarter,   representing   restructuring   and
     realignment costs. See Note 18 to the Consolidated Financial Statements.

     (B)Increased by $47,000 representing a restructuring credit of $122,000 due to the difference in the estimated and actual pension cost of terminated employees and realignment costs of $75,000. See Note 18 to the Consolidated Financial Statements. Also, increased by $203,000 for the contract claim discussed in Note 16 to the Consolidated Financial Statements.

     (C)Reduced by $403,000 in the third quarter and $413,000 in the fourth quarter, representing restructuring and realignment costs. See Note 18 to the Consolidated Financial Statements.

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

SVEN E. OBERG
V. P. - Technical Director

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Assistant Secretary and Controller
Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

JAMES T. EMERSON
Retired Engineer

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of IJL Wachovia

J. AARON PREVOST
Retired Banker

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 13, 2000, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)
-------  ----------------------------------------------------

     The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------

          Name                 Age     Office
          ----------------------------------------------------------------------
          Horace Auberry        69     Chairman of the Board of Directors, Chief
                                       Executive Officer
          ----------------------------------------------------------------------
          David Lutz, CPA       55     President, Treasurer and Director
          ----------------------------------------------------------------------
          Rolf Kaufman          70     Vice Chairman, Board of Directors
          ----------------------------------------------------------------------
          Sven Oberg            61     Vice President-Technical Director
          ----------------------------------------------------------------------
          Fred K. Webb, Jr.     40     Vice President of Marketing
          ----------------------------------------------------------------------
          Richard A. Wood, Jr.  63     Secretary
          ----------------------------------------------------------------------
          Tammy Francis, CPA    41     Controller, Assistant Secretary
          ----------------------------------------------------------------------


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

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------
         (Security Ownership)

Item 13. Certain Relationships and Related Transactions.    (Board of Directors/
-------  -----------------------------------------------
         Security Ownership)


Since the beginning of the 2000 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2000 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------

                                                                            Page
                                                                          Number
--------------------------------------------------------------------------------
The following consolidated financial statements of Wellco
Enterprises,  Inc. are in the Registrant's 2000 Annual Report
to Shareholders  which is integrated into Part II of this Form
10-K immediately after page 5
--------------------------------------------------------------------------------
Consolidated Balance Sheet-at July 1, 2000  and July 3, 1999             11-12*
--------------------------------------------------------------------------------
Consolidated Statements of Operations and Comprehensive Income
(Loss) for the years ended July 1, 2000, July 3,
1999 and June 27, 1998                                                       10*
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flowsfor the years ended
July 1, 2000, July 3, 1999 and June 27, 1998                              13-14*
--------------------------------------------------------------------------------
Consolidated  Statements of Stockholders'  Equity for the years
ended July 1, 2000, July 3, 1999 and June 27, 1998                           15*
--------------------------------------------------------------------------------
Independent Auditors' Report                                                 33*
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                16-32*
--------------------------------------------------------------------------------

* Page number in the 2000 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules


All financial statement schedules are omitted because they are not applicable, not required, or the information contained is not material.

3. Exhibits
-----------
Exhibit                                                                     Page
Number      Description                                                   Number
--------------------------------------------------------------------------------
  3         Articles of Incorporation and By-Laws                           (a)
--------------------------------------------------------------------------------
  10        Material Contracts:
--------------------------------------------------------------------------------
            A. Bonus Arrangement*                                           (b)
--------------------------------------------------------------------------------
            B. 1996 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                    (c)
--------------------------------------------------------------------------------
            C. 1997 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                    (d)
--------------------------------------------------------------------------------
            D. 1997 Stock Option Plan for Non-Employee Directors of
               Wellco Enterprises, Inc.*                                    (e)
--------------------------------------------------------------------------------
            E. 1999 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                    (f)
--------------------------------------------------------------------------------
            F. 1999 Stock Option Plan for Non-Employee Directors of
               Wellco Enterprises, Inc.*                                    (g)
--------------------------------------------------------------------------------
            G.  Employment Agreement with Chairman of Wellco's
                    Board of Directors*                                   11-15
--------------------------------------------------------------------------------
  21        Subsidiaries of Registrant                                       16
--------------------------------------------------------------------------------

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy:

     Exhibit 3    $40.00
     Exhibit 10 A.  2.00
     Exhibit 10 B.  3.00
     Exhibit 10 C.  3.00
     Exhibit 10 D.  3.00
     Exhibit 10 E.  3.00
     Exhibit 10 F.  3.00
     Exhibit 10 G.  3.00
     (a) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 1995, and is incorporated herein by reference.
     (b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.
     (c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.
     (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
     (e)      Exhibit  was  filed as  Exhibit  B to the  Proxy Statement   dated
              October 17, 1997, and is incorporated herein by reference.
     (f) Exhibit will be filed as Exhibit A to the Proxy Statement to be dated October 13, 2000, and is incorporated herein by reference.
     (g) Exhibit will be filed as Exhibit B to the Proxy Statement to be dated October 13, 2000, and is incorporated herein by reference.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.

/s/ Horace Auberry
-------------------------------------------------------
By: Horace Auberry, Chairman of the Board of Directors (Principal Executive Officer)
-------------------------------------------------------

/s/ David Lutz
-------------------------------------------------------
By: David Lutz, President and Treasurer
(Principal Financial Officer)
-------------------------------------------------------

/s/ Tammy Francis
-------------------------------------------------------
By: Tammy Francis, Controller
 (Principal Accounting Officer)
-------------------------------------------------------


Date: September 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Horace Auberry                            /s/ Rolf Kaufman
--------------------------------------------------------------------------------
Horace Auberry, Chairman                      Rolf Kaufman, Director
--------------------------------------------------------------------------------

/s/ David Lutz                                /s/ James T. Emerson
--------------------------------------------------------------------------------
David Lutz, Director                          James T. Emerson, Director
--------------------------------------------------------------------------------

/s/ Fred K. Webb, Jr.
---------------------------------------
Fred K. Webb, Jr.,  Director
---------------------------------------



Date: September 29, 2000

                                                                      EXHIBIT 10
                                                                      ----------
                            WELLCO ENTERPRISES, INC.

 EMPLOYMENT AGREEMENT WITH CHAIRMAN OF THE BOARD OF WELLCO'S BOARD OF DIRECTORS



The following five pages in this Form 10-K is the complete Employment Agreement with the Chairman of the Board of Directors of the registrant. The agreement was approved by the Board of Directors on July 12, 2000 and signed by the Chairman of the Board, Horace Auberry.

STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD
                                                                       AGREEMENT

         THIS AGREEMENT, is made and entered into this 12th day of July, 2000, by and between HORACE AUBERRY, a citizen and resident of Haywood County, North Carolina (hereinafter referred to as "Auberry"), and WELLCO ENTERPRISES, INC., a corporation organized and existing under the laws of the State of North Carolina with its principal place of business in the Town of Waynesville, Haywood County, North Carolina (hereinafter referred to as "Wellco");

                                   WITNESSETH:
         WHEREAS, Auberry is now serving and since 1964 has served Wellco and its subsidiary corporations in important capacities, most notably as Chairman of Wellco's Board of Directors since 1968; and
         WHEREAS, Wellco desires to assure itself of the continuing availability of Auberry on the terms set forth in this Agreement;

         NOW, THEREFORE, in consideration of the services to be rendered to Wellco and its subsidiary corporations by Auberry hereunder, and in further consideration of the several agreements to be kept and performed by the parties hereto as hereinafter set forth, the parties hereto do hereby contract and agree with each other as follows:

         1. Auberry will continue in the full-time employment of Wellco until December 31, 2000 or for such later period of time as Wellco and Auberry may hereafter agree. His base compensation effective July 1, 2000 shall be at the annual rate of $159,952.00, plus any profit-sharing to be earned during said year.

         2. Commencing January 1, 2001, Auberry will continue employment until June 30, 2005 devoting approximately 50% of his working time and receiving 50% of his full-time salary with full fringe, insurance and other benefits available to other similar executives of Wellco or with working time and compensation percentages as mutually agreed from time to time between the Company and Auberry.

         3. At all times while Auberry is working as a full- or part-time employee and otherwise receives remuneration in accordance with the provisions of this Agreement, Auberry agrees that he will (i) serve as Chairman of the Board of Directors or member of said Board of Directors for such period of time as he may be elected to either or both of said positions by Wellco's Board of Directors or stockholders respectively and (ii) represent Wellco on various industry organizations (e.g., Footwear Industry of America, AAMA, etc.) and including service on any governmental advisory committees on which he may be requested to serve by the Company.

     4. Wellco hereby grants to Auberry the option to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share as and when said stock options become vested in favor of Auberry based upon Wellco's earnings per share for it's 2000-2001 fiscal years through its 2004-2005 fiscal years, as follows.

            ====================================================================
            EARNINGS PER SHARE                             NO. OF SHARES
            FOR FISCAL YEAR                               VESTED ANNUALLY
            --------------------------------------------------------------------
                 $1.50                                         10,000
            --------------------------------------------------------------------
                 $2.00                                         20,000
            --------------------------------------------------------------------
                 $2.50                                         30,000
            --------------------------------------------------------------------
                 $3.00                                         40,000
            --------------------------------------------------------------------
            More than $3.00                                    50,000
            ====================================================================

     Any portion of the 50,000  shares  not  vested at the end of the  Company's
2004-2005   fiscal  year  in  accordance  with  the  foregoing   schedule  shall
nevertheless become vested at that time.

         In no event shall Auberry be granted more than a total of 50,000.00 shares pursuant to said stock option program. The right to exercise this option with respect to the shares vesting in any particular year shall expire on earlier of (i) the fifth anniversary of the date of such vesting or (ii) one (1) year after Auberry's separation from employment hereunder. The option shall be subject to adjustment, anti-dilution and other provisions relating to corporate reorganizations and capital events as are applicable to stock options granted under Wellco's general employee stock option programs.

         5. During the term of this Agreement, Auberry shall receive annually a cash bonus equal to 2.5% of Wellco's consolidated net income after taxes and after all bonuses, as determined and certified annually by Wellco's Chief
Financial Officer. For any fiscal year during said term in which Auberry's profit-sharing as stated above is below $25,000.00 or above $150,000.00, the Compensation Committee will review and possibly recommend to the Company's Board of Directors an adjusted amount of said profit-sharing.

         6. Wellco will continue group health insurance benefits to Auberry and his dependent while he is engaged in full-time employment hereunder. After termination of Auberry's full-time employment hereunder and during the remaining period of this Agreement, Wellco will pay or reimburse to Auberry the cost of his Medicare Supplement ("Part B") insurance.

         7. Auberry will not during the term of this Agreement directly or indirectly engage in the footwear industry in the United States or any foreign country, either as an employee, agent, consultant, officer, independent contractor, sole proprietor, partner, stockholder, contractor or otherwise, with any firm, partnership or corporation other than Wellco and/or its subsidiary corporations, without prior written approval of Wellco. Auberry further agrees that he will not, without prior written approval of Wellco, reveal to or advise any third person, firm or corporation in the United States or any foreign country concerning any of the special methods or processes of manufacturing footwear employed by Wellco and its subsidiary corporations or by its licensees or the licensees of any of its subsidiary corporations. Auberry further agrees that if, during the time of this Agreement, he shall conceive of or develop any new or improved machine, method, process or invention for the manufacture, distribution or sale of footwear, Auberry will disclose to Wellco all pertinent information within his possession concerning such new or improved machine, method, process or invention and shall, upon request by Wellco, transfer and assign to Wellco all rights thereto to the end that Wellco shall thereafter have the sole right to use, make and sell or otherwise develop and exploit in any way which it shall deem best and in any country or territory whatsoever such new or improved machine, method, process or invention. In consideration of Auberry's undertaking herein Wellco will pay Auberry annually 7 1/2% of Wellco's royalty income received by Wellco from licensees during the period hereinafter defined resulting from any products manufactured and sold by Wellco licensees embodying patentable inventions and U.S. government Value Engineering Change Proposals ("VECP's") developed by Auberry and 7 1/2% of 3% annually of the dollar value of sales by Wellco itself utilizing such inventions or VECP's. This royalty payment shall expressly include the "universal boot," polyurethane/rubber injection boot and the polyurethane blast protective boot in process of patenting by Auberry for the benefit of Wellco and all VECP's presently outstanding on behalf of Wellco with the federal government. Future patentable inventions or VEPC's developed by Auberry and used by Wellco shall be specifically identified in writing by Auberry and Wellco in order for Auberry to be entitled to receive such payments hereunder.

         The royalty payments shall be calculated quarterly as of the end of each of Wellco's fiscal quarters and payable within 45 days after the end of each fiscal quarter. The royalty provided hereunder shall be paid with respect to a particular patentable invention or VECP, for a period of five years beginning from the date of the first bona fide sale to a third party of a product by Wellco or by a licensee embodying the particular patentable invention or VECP. Wellco shall provide Auberry with a quarterly accounting breakdown of transactions generating royalties, and shall keep records sufficient for a determination to be made of the amount of royalty due hereunder. Auberry and his representatives shall have the right to review Wellco's books and records to verify the computation of royalties payable under this Agreement upon written request.

         8. Any controversy or claim arising out of or relating to this Agreement, its interpretation or the breach thereof, shall be settled by arbitration in Waynesville, North Carolina, in accordance with the rules and under the procedures of the American Arbitration Association, and the award of the arbitrator rendered therein shall be binding upon both parties.

         9. The rights and obligations of Wellco under this Agreement shall be binding upon Wellco, its successors and assigns, including, but not limited to, any person, firm or corporation or other business entity into which it may be in any manner merged or consolidated or to which it may at any time hereafter transfer all or substantially all of its assets. The obligations of Auberry, and the rights of Auberry under Section 7 hereunder shall survive, and shall be binding upon and inure to the benefit of the executors and heirs of Auberry in the event of his death during the term of this Agreement. Otherwise, the rights of Auberry hereunder shall not be assignable by Auberry during the term hereof.

         10. Except as above provided, this Agreement shall terminate at the end of Wellco's fiscal year ending in 2005; further provided, however, that if by subsequent Agreement between Auberry and Wellco Auberry's full-time employment continues beyond December 31, 2000 the termination of this Agreement shall instead occur five years after Auberry ceases full-time employment with Wellco.

         11. This Agreement shall be governed by the laws of the State of North Carolina. Any amendment to this Agreement shall be in writing in order to be enforceable against the other party hereto. IN WITNESS WHEREOF, Wellco has caused this Agreement to be executed in duplicate originals in its corporate name and its corporate seal affixed by its duly authorized officers pursuant to the authority duly given by its Board of Directors, and Auberry has hereunto set his hand and seal, all as of the day and year first above written.

                                                        WELLCO ENTERPRISES, INC.

/s/ Horace Auberry                                      /s/ David Lutz
-------------------------                               ------------------------
 Horace Auberry                                         David Lutz, President



                                              Attest:
                                              /s/ Tammy Francis
                                              ----------------------------------
                                              Tammy Francis, Assistant Secretary