Form 10-Q
period 2000-09-30
WELLCO ENTERPRISES INC
filed 2000-11-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                            56-0769274
---------------------------                 ------------------------------------
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

1,163,246 shares of $1 par value common stock were outstanding on November 14, 2000.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2000 AND JULY 1, 2000
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                    SEPTEMBER 30,        JULY 1,
                                                             2000           2000
                                                    -------------        -------
CURRENT ASSETS:
      Cash .......................................      $    340       $     73
      Receivables ................................         2,146          3,108
      Inventories-
          Finished goods .........................         1,435          1,811
          Work in process ........................         1,119          1,224
          Raw materials ..........................         2,260          2,062
                                                        --------       --------
          Total ..................................         4,814          5,097
      Deferred taxes and prepaid expenses ........           889            713
                                                        --------       --------
      Total ......................................         8,189          8,991
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ............            23             24

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,176          1,176
      Machinery and equipment ....................         5,420          5,034
      Furniture and automobiles ..................           883            873
      Leasehold improvements .....................           557            526
                                                        --------       --------
      Total cost .................................         8,143          7,716
      Less accumulated depreciation and
         amortization ............................        (4,521)        (4,319)
                                                        --------       --------
      Net ........................................         3,622          3,397
                                                        --------       --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition ...............           228            228
      Intangible pension asset ...................            52             52
                                                        --------       --------
      Total ......................................           280            280

DEFERRED TAXES ...................................           258            258
                                                        --------       --------

TOTAL ............................................      $ 12,372       $ 12,950
                                                        ========       ========


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2000 AND JULY 1, 2000
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                     SEPTEMBER 30,       JULY 1,
                                                              2000          2000
                                                     -------------      --------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 2) ......     $   --        $  1,700
      Accounts payable .............................        1,441           861
      Accrued compensation .........................        1,149         1,076
      Accrued pension ..............................          140           124
      Accrued income taxes .........................          714           629
      Other liabilities ............................          387           359
      Current maturity of note payable .............         --              36
                                                         --------      --------
      Total ........................................        3,831         4,785
                                                         --------      --------


LONG-TERM LIABILITIES:
      Pension obligation ...........................          817           892
      Note payable .................................          701           701

STOCKHOLDERS' EQUITY :
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        6,097         5,646
      Accumulated other comprehensive loss .........         (430)         (430)
                                                         --------      --------
      Total ........................................        7,023         6,572
                                                         --------      --------

TOTAL ..............................................     $ 12,372      $ 12,950
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        SEPTEMBER 30, 2000 AND OCTOBER 2,
                     1999 (in thousands except per share and
                                number of shares)

                                                            (unaudited)
                                                   SEPTEMBER 30,      OCTOBER 2,
                                                            2000            1999
                                                   -------------      ----------

REVENUES .......................................    $     5,065     $     4,732
                                                    -----------     -----------


COSTS AND EXPENSES:
      Cost of sales and services ...............          3,932           4,093
      Restructuring and realignment costs ......           --               359
      General and administrative expenses ......            553             471
                                                    -----------     -----------

      Total ....................................          4,485           4,923
                                                    -----------     -----------


OPERATING INCOME (LOSS) ........................            580            (191)

INTEREST EXPENSE ...............................            (50)            (48)
                                                    -----------     -----------


INCOME (LOSS) BEFORE INCOME TAXES ..............            530            (239)

PROVISION (BENEFIT) FOR INCOME TAXES ...........             79             (48)
                                                    -----------     -----------


NET INCOME (LOSS) ..............................    $       451     $      (191)
                                                    ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE
      based on weighted average number of
      shares outstanding .......................    $      0.39     $     (0.16)
                                                    ===========     ===========

      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ===========     ===========


DILUTED EARNINGS  (LOSS) PER SHARE  based
      on weighted  average  number of shares
      outstanding and dilutive stock
       options .................................    $      0.38     $     (0.16)
                                                    ===========     ===========

      Shares used in computing diluted
      earnings per share .......................      1,186,436       1,163,246
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                 (in thousands)
                                                               (unaudited)
                                                      SEPTEMBER 30,   OCTOBER 2,
                                                               2000         1999
                                                      -------------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...............................     $   451      $  (191)
                                                           -------      -------
     Adjustments  to reconcile  net income
    (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization ..............         203          175
          (Increase) decrease in-
                Receivables ..........................         962        3,102
                Inventories ..........................         283         (489)
                Other current assets .................        (176)        (159)
          Increase (decrease) in-
                Accounts payable .....................         580          734
                Accrued liabilities ..................          73           18
                Accrued income taxes .................          85           44
                Pension obligation ...................         (59)         (97)
                Other ................................          28          (60)
                                                           -------      -------
     Total adjustments ...............................       1,979        3,268
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................       2,430        3,077
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (427)        (903)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................        (427)        (903)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term agreements ........      (1,700)      (2,170)
     Principal payments of bank note payable .........         (36)         (37)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................      (1,736)      (2,207)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................         267          (33)

CASH AT BEGINNING OF PERIOD ..........................          73           89
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   340      $    56
                                                           =======      =======




                            (continued on next page)

                           WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                 (in thousands)
                                                               (unaudited)
                                                      SEPTEMBER 30,   OCTOBER 2,
                                                               2000         1999
                                                      -------------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................           $18           $47
                                                               ===           ===


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 30, 2000
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock     Additional
                                                 Par      Paid-In       Retained
                                    Shares     Value      Capital       Earnings
                                  ----------------------------------------------
BALANCE AT JULY 1, 2000           1,163,246  $ 1,164        $ 192        $ 5,646

Net income for the fiscal three
 months ended September 30, 2000                                             451
                                  ----------------------------------------------

BALANCE AT SEPTEMBER 30, 2000     1,163,246  $ 1,164        $ 192        $ 6,097
                                  ----------------------------------------------



                                     Accumulated
                                           Other
                                   Comprehensive
                                            Loss
                                  --------------
BALANCE AT JULY 1, 2000                  $ (430)

Change for the fiscal three
 months ended September 30, 2000             -
                                  --------------

BALANCE AT SEPTEMBER 30, 2000            $ (430)
                                  --------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 30, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Recent Statement of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year, the fiscal quarter ended September 30, 2000. The Company has analyzed contracts and instruments outstanding at September 30, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

2.   LINES OF CREDIT:

     The Company maintains a $4,000,000 bank line of credit. The line, which expires December 31, 2000, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,402,000) and all non-governmental accounts receivable and inventory ($1,032,000). At September 30, 2000, there was no borrowing on the line of credit.

     The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at September 30, 2000.

3.  EARNINGS PER SHARE:

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

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Three Months Ended 9/30/00
                                              ----------------------------------
                                             Net Income     Shares     Per-Share
                                            (Numerator) (Denominator)     Amount

       Basic EPS Available to Shareholders    $451,000     1,163,246       $0.39
       -------------------------------------------------------------------------
       Effect of Dilutive Stock-based
       Compensation Arrangements                              23,190
       -------------------------------------------------------------------------
       Diluted EPS Available to Shareholders  $451,000     1,186,436       $0.38
       -------------------------------------------------------------------------

                                              For the Three Months Ended 10/2/99
                                              ----------------------------------
                                             Net Loss       Shares     Per-Share
                                            (Numerator) (Denominator)     Amount

       Basic EPS Available to Shareholders    $191,000     1,163,246     $(0.16)
       -------------------------------------------------------------------------
       Effect of Dilutive Stock-based
       Compensation Arrangements
       (Note: N/A - Anti-dilutive)
       -------------------------------------------------------------------------
       Diluted EPS Available to Shareholders  $191,000     1,163,246     $(0.16)
       -------------------------------------------------------------------------


4.   RESTRUCTURING AND REALIGNMENT COSTS:

     In February 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company consolidated substantially all footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956.

     Restructuring and realignment costs recognized in the quarter ending October 2, 1999 were as follows:


                                                    October 2, 1999
                                                  Restructuring and
                                                  Realignment Costs
                           ----------------------------------------
                           Severance                        $32,000
                           ----------------------------------------
                           Employee Training Costs          170,000
                           ----------------------------------------
                           Equipment Relocation and
                           Installation                      87,000
                           ----------------------------------------
                           Legal and Other                   70,000
                           ----------------------------------------
                               Total                       $359,000
                           ----------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing the Three Months Ended September 30, 2000 and October 2, 1999:

Income before income taxes was $530,000 for the fiscal three months ended September 30, 2000 (the "current period") compared to a loss before income taxes of $239,000 in the prior year three month period ended October 2, 1999 (the "prior period"). The major reasons for the improvement in income are:

     * Revenues increased $333,000 in the current period as compared to the prior period. Total pairs of boots shipped under contracts with the U. S. government increased 9%.

              Pairs of Direct  Molded Sole (DMS) combat boots  shipped to the U.
              S. government increased 33%. For several years the government has been reducing its depot inventories of DMS combat boots by purchasing from contractors fewer pairs than were consumed. The Company attributes the increase in DMS pairs shipped in the first quarter of fiscal 2001 to the fact that this inventory reduction program was completed in the Company's 2000 fiscal year which ended July 1, 2000. However, pairs of Intermediate Cold/Wet (ICW) boots shipped to the U. S. government decreased 75%. In August 2000 Wellco completed shipments under a three-year contract to supply the U.S. government with the ICW boot. The government is presently evaluating responses, including those of Wellco, to two new ICW boot solicitations.

              Revenues from sales of boot manufacturing equipment and materials to licensees increased in the current period. These sales vary with the needs of existing licensees and the licensing of new customers.


      * Cost of sales and services in the current period was $161,000 less than the prior period. Semi-variable costs such as freight, factory supplies and maintenance expenses did not increase in proportion to the increase in revenues. In addition, cost of sales in the prior period includes costs related to factory set up and labor inefficiencies of new employees, which were related to the transfer of certain boot manufacturing operations from Waynesville, North Carolina to Aguadilla, Puerto Rico.

              The increase in revenues, combined with the reduction in cost of sales and services, resulted in gross profit for the quarter ended September 30, 2000 increasing by $494,000 over the prior period.


      * General and administrative expenses increased $82,000 in the current period. An increased provision for employee bonuses, which is based on the Company's net income, was the primary reason for this increase.


      * The prior period loss was caused by restructuring and realignment costs totaling $359,000. These costs related to a February 1999 restructuring plan, under which the Company consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The restructuring and realignment costs charged against prior period operations are made up of restructuring costs of $32,000 that increased the amount previously accrued for health care costs on terminated employees, and realignment costs of $327,000 consisting of: new employee training costs ($170,000); cost to move machinery, install machinery and refurbish and prepare building ($87,000); and legal and other costs ($70,000).

The rate of tax provision for income taxes for the quarter ended September 30, 2000 was 15% compared to a 20% rate of tax benefit for the quarter ended October 2, 1999. The current income tax rate is lower because a greater proportion of consolidated pretax income was from operations in Puerto Rico which is substantially exempt from both Puerto Rican and federal income taxes. The prior period tax benefit recognizes the reduction of future taxable income from that period's loss.


Forward Looking Information:

Wellco is presently shipping boots under the third option year of its DMS boot contract which covers the period from April 16, 2000 to April 15, 2001. This contract has one more one-year option period after April 15, 2001. It is not known whether the U. S. Government intends to exercise the fourth and final option, which would cover the year April 16, 2001 through April 15, 2002. If the government does not exercise this fourth option, there should be another solicitation issued to procure boots.

In August 2000, Wellco completed shipments under a three-year contract to supply the U. S. government with the ICW boot. The government is presently evaluating responses, including those of Wellco, to two ICW boot solicitations. As with any solicitation, Wellco cannot predict with certainty its success in receiving a contract from these solicitations.

On September 28, 2000, Wellco was awarded a contract to supply 20,000 pairs of combat boots to a foreign military agency. Delivery under this contract will take place during the second and third quarters of fiscal year 2001.

The Company has filed for a $400,000 reimbursement from the government of Puerto Rico, under an incentive grant, relating to certain costs incurred in consolidating substantially all footwear manufacturing operations in Puerto Rico. Any amounts collected will be recorded in the period received.

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding during and on September 30, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

Except for historical information, this Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 1, 2000. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligations to update any forward-looking statements.


                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal three months and the last fiscal year, the amounts of cash and unused line of credit:

                                                        (in thousands)
                                        September 30, 2000          July 1, 2000
                   -------------------------------------------------------------
                   Cash                               $340                   $73
                   -------------------------------------------------------------
                   Unused Line of Credit             4,000                 2,300
                   -------------------------------------------------------------
                   Total                            $4,340                $2,373
                   -------------------------------------------------------------


The increase in the unused line of credit at September 30, 2000 resulted primarily from cash provided by operations during the first quarter of fiscal year 2001, which was primarily used to pay down the line of credit.

The following table summarizes the major sources (uses) of cash for the three months ended September 30, 2000:
                                                                  (in thousands)
                                                              September 30, 2000
                   -------------------------------------------------------------
                   Net Income Excluding Depreciation                       $654
                   -------------------------------------------------------------
                   Net Change in Accounts Receivable,
                   Inventories, Accounts Payable,
                   Accrued Liabilities, and Accrued
                   Income Taxes                                           1,983
                   -------------------------------------------------------------
                   Other                                                   (207)
                   -------------------------------------------------------------
                   Net Cash Provided by Operations                        2,430
                   -------------------------------------------------------------
                   Cash Used to Repay Lines of Credit                    (1,700)
                   -------------------------------------------------------------
                   Cash Used to Repay Bank Note Payable                     (36)
                   -------------------------------------------------------------
                   Cash Used to Purchase Plant and Equipment               (427)
                   -------------------------------------------------------------
                   Net Increase  in Cash                                   $267
                   -------------------------------------------------------------

In the quarter ended September 30, 2000, cash provided by operations was $2,430,000. This resulted from net income excluding non-cash depreciation($654,000), a reduction in accounts receivable and inventory ($1,245,000) and an increase in accounts payable ($580,000). Cash from operations was primarily used to pay down the bank line of credit and purchase equipment.

The bank line of credit, which provides for total borrowing of $4,000,000, will expire and be subject to renewal on December 31, 2000. There was no borrowing under the line of credit at September 30, 2000. The Company expects to continue to rely on this bank line of credit.

At September 30, 2000, the Company had a $500,000 commitment to purchase capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

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


Wellco Enterprises, Inc., Registrant






\s\                                     \s\
--------------------------------------------------------------------------------
David Lutz, President and Treasurer     Tammy Francis, Controller
--------------------------------------------------------------------------------

November 14, 2000