Form 10-Q
period 2000-12-30
WELLCO ENTERPRISES INC
filed 2001-02-13
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2000

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                     --------------------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                            56-0769274
---------------------------                          ---------------------------
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

1,163,246 shares of $1 par value common stock were outstanding on February 13, 2001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 30, 2000










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 2000 AND JULY 1, 2000
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                     DECEMBER 30,        JULY 1,
                                                             2000           2000
                                                     ------------        -------
CURRENT ASSETS:
      Cash .......................................      $    464       $     73
      Receivables ................................         1,753          3,108
      Inventories-
          Finished goods .........................         1,534          1,811
          Work in process ........................         1,403          1,224
          Raw materials ..........................         2,563          2,062
                                                        ---------      --------
          Total ..................................         5,500          5,097
      Deferred taxes and prepaid expenses ........           844            713
                                                        ---------      --------
      Total ......................................         8,561          8,991
                                                        ---------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ............            37             24

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,176          1,176
      Machinery and equipment ....................         5,533          5,034
      Furniture and automobiles ..................           903            873
      Leasehold improvements .....................           557            526
                                                        ---------      --------
      Total cost .................................         8,276          7,716
      Less accumulated depreciation and
         amortization ............................        (4,724)        (4,319)
                                                        ---------      --------
      Net ........................................         3,552          3,397
                                                        ---------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition ...............           228            228
      Intangible pension asset ...................            52             52
                                                        ---------      --------
      Total ......................................           280            280

DEFERRED TAXES ...................................           258            258
                                                        ---------      --------

TOTAL ............................................      $ 12,688       $ 12,950
                                                        =========      =========





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 2000 AND JULY 1, 2000
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                      DECEMBER 30,       JULY 1,
                                                              2000          2000
                                                      ------------       -------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 2) ......     $    685      $  1,700
      Accounts payable .............................        1,035           861
      Accrued compensation .........................          907         1,076
      Accrued pension ..............................          127           124
      Accrued income taxes .........................          726           629
      Cash dividend payable ........................          233          --
      Other liabilities ............................          395           395
                                                        ---------       --------
      Total ........................................        4,108         4,785
                                                        ---------       --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................          754           892
      Note payable .................................          701           701

STOCKHOLDERS' EQUITY :
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        6,199         5,646
      Accumulated other comprehensive loss .........         (430)         (430)
                                                        ---------      --------
      Total ........................................        7,125         6,572
                                                        ---------      --------

TOTAL ..............................................     $ 12,688      $ 12,950
                                                        =========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
              (in thousands except per share and number of shares)

                                                          (unaudited)
                                                    DECEMBER 30,      JANUARY 1,
                                                            2000            2000
                                                    ------------      ----------

REVENUES .......................................    $    10,096     $     9,291
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          8,007           8,125
      Restructuring and realignment
      costs (Note 4) ...........................           --               312
      General and administrative expenses ......          1,206             940

                                                    -----------     -----------
      Total ....................................          9,213           9,377
                                                    -----------     -----------

INCOME FROM CONTRACT CLAIM AND
 GRANT MONEY RECEIVED (Note 5) .................            100             215
                                                    -----------     -----------

OPERATING INCOME ...............................            983             129

NET INTEREST EXPENSE ...........................            (98)           (119)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................            885              10

PROVISION  FOR INCOME TAXES ....................             99               3
                                                    -----------     -----------

NET INCOME .....................................    $       786     $         7
                                                    ===========     ===========


BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.68     $      0.01
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Note 3) based
      on weighted  average  number of shares
      outstanding and dilutive stock
       options .................................    $      0.66     $      0.01
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,186,289       1,168,391
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                    DECEMBER 30,      JANUARY 1,
                                                            2000            2000
                                                    ------------      ----------

REVENUES .......................................    $     5,031     $     4,559
                                                    -----------     -----------
COSTS AND EXPENSES:
      Cost of sales and services ...............          4,075           4,032
      Restructuring and realignment
      costs (Note 4) ...........................           --               (47)
      General and administrative expenses ......            653             469
                                                    -----------     -----------

      Total ....................................          4,728           4,454
                                                    -----------     -----------

INCOME FROM CONTRACT CLAIM AND
 GRANT MONEY RECEIVED (Note 5) .................            100             215
                                                    -----------     -----------

OPERATING INCOME ...............................            403             320

NET INTEREST EXPENSE ...........................            (48)            (71)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................            355             249

PROVISION  FOR INCOME TAXES ....................             20              51
                                                    -----------     -----------

NET INCOME .....................................    $       335     $       198
                                                    ===========     ===========



BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.29     $      0.17
                                                    ===========     ===========

      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ===========     ===========


DILUTED EARNINGS PER SHARE (Note 3) based
      on weighted  average  number of shares
      outstanding and dilutive stock
       options .................................    $      0.28     $      0.17
                                                    ===========     ===========

      Shares used in computing diluted
      earnings per share .......................      1,186,068       1,168,655
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
                                 (in thousands)
                                                               (unaudited)
                                                        DECEMBER 30,  JANUARY 1,
                                                                2000        2000
                                                        ------------  ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   786      $     7
                                                           -------      -------
     Adjustments  to  reconcile  net
     income to net cash  provided  by (used in)
     operating activities:
          Depreciation and amortization ..............         407          351
          (Increase) decrease in-
                Receivables ..........................       1,355        3,333
                Inventories ..........................        (403)      (1,335)
                Other current assets .................        (131)        (137)
          Increase (decrease) in-
                Accounts payable .....................         174          402
                Accrued liabilities ..................        (169)        (266)
                Accrued income taxes .................          97           75
                Pension obligation ...................        (135)        (205)
                Other ................................          36         (138)
                                                           -------      -------
     Total adjustments ...............................       1,231        2,080
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................       2,017        2,087
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (575)      (1,071)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................        (575)      (1,071)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term borrowings ........      (1,015)      (1,060)
     Principal payments of bank note payable .........         (36)         (37)
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................      (1,051)      (1,097)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................         391          (81)

CASH AT BEGINNING OF PERIOD ..........................          73           89
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   464      $     8
                                                           =======      ========




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
                                 (in thousands)
                                                               (unaudited)
                                                        DECEMBER 30,  JANUARY 1,
                                                                2000        2000
                                                        ------------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................          $ 42          $118
          Income taxes .............................             9            10
NONCASH DIVIDEND ACCRUAL ...........................          $233          $116
                                                                            ----


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 30, 2000
                     (in thousands except number of shares)
                                   (unaudited)


                                        Common Stock       Additional
                                                     Par      Paid-In   Retained
                                         Shares    Value      Capital   Earnings
                                      ------------------------------------------
BALANCE AT JULY 1, 2000               1,163,246  $ 1,164        $ 192   $ 5,646

Net income for the fiscal six
  months ended December 30, 2000                                            786
Cash dividend declared
  ($.20 per share)                                                         (233)
                                      ------------------------------------------

BALANCE AT DECEMBER 30, 2000          1,163,246  $ 1,164        $ 192   $ 6,199
                                      ------------------------------------------



                                              Accumulated
                                                    Other
                                            Comprehensive
                                                     Loss
                                         ----------------
BALANCE AT JULY 1, 2000                           $ (430)

Change for the fiscal six
  months ended December 30, 2000                      -
                                         ----------------

BALANCE AT DECEMBER 30, 2000                      $ (430)
                                         ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FISCAL SIX MONTHS ENDED DECEMBER 30, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Statement of the Financial Accounting Standards Board

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding during the six months ended and on December 30, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

2.       LINE OF CREDIT:

The Company recently renewed its bank line of credit. Due to the Company's increased cash from operations, the line was reduced from $4,000,000 to $3,000,000. The line, which expires December 31, 2001, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,352,000) and all non-governmental accounts receivable and inventory ($1,036,000). At December 30, 2000, borrowings on the line of credit were $685,000 with $2,315,000 available for additional borrowings.

The bank credit agreement contains, among other covenants, defined levels of net worth and current ratio requirements. The Company was in compliance with all loan covenants at December 30, 2000.

3.  EARNINGS PER SHARE:

The Company computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Six Months Ended 12/30/00
                                             Net Income    Shares      Per-Share
                                            (Numerator) (Denominator)     Amount

    Basic EPS Available to Shareholders      $ 786,000    1,163,246       $ 0.68
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                23,043
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders    $ 786,000    1,186,289       $ 0.66
    ----------------------------------------------------------------------------

                                               For the Six Months Ended 1/1/00
                                             Net Income    Shares      Per-Share
                                            (Numerator) (Denominator)     Amount

    Basic EPS Available to Shareholders      $ 7,000      1,163,246       $ 0.01
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements
                                                              5,145
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders    $ 7,000      1,168,391       $ 0.01
    ----------------------------------------------------------------------------


                                             For the Three Months Ended 12/30/00
                                             Net Income    Shares      Per-Share
                                            (Numerator) (Denominator)     Amount

    Basic EPS Available to Shareholders      $ 335,000    1,163,246       $ 0.29
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                22,822
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders    $ 335,000    1,186,068       $ 0.28
    ----------------------------------------------------------------------------


                                             For the Three Months Ended 1/1/00
                                             Net Income    Shares      Per-Share
                                            (Numerator) (Denominator)     Amount

    Basic EPS Available to Shareholders      $ 198,000    1,163,246       $ 0.17
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                                 5,409
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders    $ 198,000    1,168,655       $ 0.17
    ----------------------------------------------------------------------------



4.       RESTRUCTURING AND REALIGNMENT COSTS:

In February 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. In an effort to reduce costs, the Company consolidated substantially all footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956. At July 1, 2000, the Company had completed its restructuring plan.

Restructuring and realignment costs (credit) recognized in the fiscal six months and quarter ending January 1, 2000 were as follows:

                                            Fiscal Six
                                         Months Ending           Quarter Ending
                                       January 1, 2000           January 1,2000
                                        Total Expenses           Total Expenses
                ----------------------------------------------------------------
                Severance                    ($90,000)                ($122,000)
                ----------------------------------------------------------------
                Employee Training Costs       186,000                    16,000
                ----------------------------------------------------------------
                Equipment Relocation and
                Installation                  107,000                    20,000
                ----------------------------------------------------------------
                Legal and Other               109,000                    39,000
                ----------------------------------------------------------------
                Total Cost (Credit)          $312,000                  ($47,000)
                ----------------------------------------------------------------


5.       CONTRACT CLAIM AND GRANT MONEY RECEIVED:

In November, 2000, $100,000 was received from the government of Puerto Rico under a Special Incentives Contract which awarded the Company a grant of up to $400,000 for reimbursement of costs it incurred related to the consolidation of footwear manufacturing operations in Puerto Rico. The receipt, and classification in the Company's Consolidated Financial Statements, of additional amounts under this Contract is dependent upon audit by and negotiations with the government of Puerto Rico. The Consolidated Statements of Operations for the six months and three months ended December 30, 2000 include an income item of $100,000 for the money received from this grant.

In January, 2000 the federal government's Alternative Disputes Resolution (ADR) procedure was used to reach a final and non-appealable settlement of the Company's claim against a government contracting agency. The Consolidated Statements of Operations for the six months and three months ended January 1, 2000 include an income item of $215,000 for the settlement of this claim.


6.       Commitment:

At December 30, 2000, the Company had a $500,000 commitment to purchase capital equipment.

                          PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing the Six Months Ended December 30, 2000 and January 1, 2000:

Income before income taxes was $885,000 for the fiscal six months ended December 30, 2000 (the "current period") compared to income before income taxes of $10,000 in the prior year six month period ended January 1, 2000 (the "prior period"). The major reasons for the improvement in income are:







         Revenues increased $805,000 in the current period as compared to the prior period. Total pairs of boots shipped under contracts with the U. S. government increased 13%.

         Pairs of Direct Molded Sole (DMS) combat boots shipped to the U. S. government increased 43%. For several years the government has been reducing its depot inventories of DMS combat boots by purchasing from contractors fewer pairs than were consumed. The Company attributes the increase in DMS pairs shipped in the first six months of fiscal 2001 to the fact that this inventory reduction program was completed in the Company's 2000 fiscal year which ended July 1, 2000.

         However, pairs of Intermediate Cold/Wet (ICW) boots shipped to the U. S. government decreased 86%. In August 2000 Wellco completed shipments under a three-year contract to supply the U.S. government with the ICW boot. The government is presently evaluating responses, including those of Wellco, to a new ICW boot solicitation.

         Revenues from sales of boot manufacturing equipment and materials to licensees increased in the current period. These sales vary with the needs of existing licensees and the licensing of new customers.

         Cost of sales and services in the current period was $118,000 less than the prior period. Cost of sales in the prior period includes costs related to factory set up and labor inefficiencies of new employees, which were related to the transfer of certain boot manufacturing operations from Waynesville, North Carolina to Aguadilla, Puerto Rico. These are costs in addition to restructuring and realignment costs.

         The increase in revenues, combined with the reduction in cost of sales and services, resulted in gross profit for the six months ended December 30, 2000 increasing by $923,000 over the prior period.

         General and administrative expenses increased $266,000 in the current period. An increased provision for employee bonuses, which is based on the Company's net income, was the primary reason for this increase. Also, travel costs and military show expense increased because the Company participated in several military shows in the current period.

         In November, 2000, $100,000 was received from the government of Puerto Rico under a Special Incentives Contract which awarded the Company a grant of up to $400,000 for reimbursement of costs it incurred related to the consolidation of footwear manufacturing operations in Puerto Rico. The receipt, and classification in the Company's Consolidated Financial Statements, of additional amounts under this Contract is dependent upon audit by and negotiations with the government of Puerto Rico.

         The prior period included a non-recurring income item of $215,000 representing the final settlement of a contract claim (see Note 5 to the Consolidated Financial Statements).

         The prior year period included restructuring and realignment costs totaling $312,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. As detailed in Note 4 to the Consolidated Financial Statements, the Restructuring and Realignment Costs charged against prior period operations are made up of:

         Restructuring credit of $ 90,000. During that period, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than estimated. In addition, the prior period includes a restructuring cost of $32,000 to increase the amount previously accrued for health care costs on terminated employees.

         Realignment costs of $402,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($107,000); and legal and other costs ($109,000).

The rate of tax provision for income taxes for the six months ended December 30, 2000 was 11% compared to a 30% rate of tax for the prior period. The current period income tax rate is lower because of an increase in the estimated portion of total consolidated pretax income being from operations in Puerto Rico.


Forward Looking Information:

Wellco is presently shipping boots under the third option year of its DMS boot contract which covers the period from April 16, 2000 to April 15, 2001. This contract has one more one-year option period after April 15, 2001. The U.S. government has issued a non-binding letter of intent to exercise the fourth and final option, which would cover the year April 16, 2001 through April 15, 2002. If the government does not exercise this fourth option, there should be another solicitation issued to procure boots.

Responses are due on February 20, 2001 to a U. S. government solicitation which will result in contracts for the purchase of the Infantry Combat Boot (ICB) for the next five years. The solicitation provides for a small annual quantity to be supplied to the Marine Corps and a larger quantity that will be supplied to the Army, contingent upon its adoption of the ICB boot as replacement for a substantial portion of its current usage of the all leather combat boot, which is one of the boots supplied under the DMS boot contract mentioned above. The Company plans to respond to this solicitation. The Company cannot predict with certainty either its success in receiving a contract award or whether the Army will adopt the ICB boot. This is a situation which could have a positive, neutral or negative effect on future operations.

In August 2000, Wellco completed shipments under a three-year contract to supply the U. S. government with the Intermediate Cold/Wet boot (ICW). The government recently made a one year contract award, with a one year option, to another company for the ICW boot. The government is presently evaluating responses, including that of Wellco, to a ICW boot solicitation which would result in contracts for one year with four one year options. As with any solicitation, Wellco cannot predict with certainty its success in receiving a contract from this solicitation.

The Company and a new foreign customer have executed an agreement under which the Company will supply certain machinery and materials for a military boot factory. In addition, the Company and an existing U. S. customer have executed an agreement under which the Company will supply certain new technology, and earn fees which will vary with that customer's use of the related technology.

The receipt, and classification in the Company's Consolidated Financial Statements, of additional amounts under the Special Incentives Contract mentioned in footnote 5, is dependent upon audit by and negotiations with the government of Puerto Rico.

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding during the six months ended and on December 30, 2000 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

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

Comparing The Three Months Ended December 30, 2000 and January 1, 2000:

Income before income taxes was $355,000 in the fiscal three months ended December 30, 200 (the "current period") compared to income before income taxes of $249,000 in the prior year three month period ended January 1, 2000 (the "prior period").

Revenues in the current period were $472,000 (10%) more that the prior period. The primary reason for this increase was the increase in DMS combat boot sales which more than offset a decrease in boot manufacturing equipment and materials sold to licensees. Cost of sales and services only increased $43,000 because the prior period includes the factory set up and labor inefficiencies stated above in the six month comparison. General and administrative expenses increased $184,000. The primary reasons for this increase was variable employee bonuses, the addition of one administrative person, inflation increases in employee compensation and increased travel costs.

Included in the current period is the $100,000 income from grant money received from the Puerto Rico Special Incentives Contract mentioned in the six month comparison above.

The prior period included a credit from Restructuring and Realignment of $47,000. As detailed in Note 4 to the Consolidated Financial Statements, this represents:

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

Also included in the prior period is the previously discussed $215,000 income item which represents the final settlement of a contract claim.

The income tax rate (the percent of Provision) for Income Taxes to the Income Before Income Taxes) for current period was 6% compared to 20% in the prior period. The current period income tax rate is lower because of an increase in the estimated portion of total consolidated pretax income being from operations in Puerto Rico, and from a reduction in the estimated fiscal year 2001 overall income tax rate from that estimated for the first fiscal quarter ended September 30, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                        (in thousands)
                                         December 30, 2000          July 1, 2000
              ------------------------------------------------------------------
              Cash                                    $464                   $73
              ------------------------------------------------------------------
              Unused Line of Credit                  2,315                 2,300
              ------------------------------------------------------------------
              Total                                 $2,779                $2,373
              ------------------------------------------------------------------


The increase in the unused line of credit at December 30, 2000 resulted primarily from cash provided by operations during the first six months of fiscal year 2001, which was primarily used to pay down the line of credit. The amount of unused line of credit at December 30 reflects the $1,000,000 reduction in the total amount of this credit (see footnote 2).

The following table summarizes the major sources (uses) of cash for the six months ended December 30, 2000:

                                                                (in thousands)
                                                               December 30, 2000
              ------------------------------------------------------------------
              Net Income Excluding Depreciation and Amortization         $1,193
              ------------------------------------------------------------------
              Net Change in Accounts Receivable, Inventories, Accounts Payable, Accrued Liabilities, and Accrued
              Income Taxes                                                1,054
              ------------------------------------------------------------------
              Other                                                        (230)
              ------------------------------------------------------------------
              Net Cash Provided by Operations                             2,017
              ------------------------------------------------------------------
              Cash Used to Repay Lines of Credit                         (1,015)
              ------------------------------------------------------------------
              Cash Used to Repay Bank Note Payable                          (36)
              ------------------------------------------------------------------
              Cash Used to Purchase Plant and Equipment                    (575)
              ------------------------------------------------------------------
              Net Increase  in Cash                                        $391
              ------------------------------------------------------------------

In the six months ended December 30, 2000, cash provided by operations was $2,017,000. This primarily resulted from net income plus non-cash depreciation and amortization($1,193,000), a net reduction in accounts receivable and inventory ($952,000). Cash from operations was primarily used to pay down the bank line of credit and purchase equipment.

The Company recently renewed its bank line of credit. Due to the Company's increased cash from operations, the line was reduced from $4,000,000 to $3,000,000. The line, which expires December 31, 2001, can be renewed annually at the bank's discretion. The amount outstanding under this line at December 30, 2000 was $685,000. The Company expects to continue to rely on this bank line of credit. The Company was in compliance with all loan covenants at December 30, 2000.

At December 30, 2000, the Company had a $500,000 commitment to purchase capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.



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

Item 1.  Legal Proceedings.  N/A

Item 2.   Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submission of Matters to a Vote of Security Holders:

         The 2000 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 14, 2000. The only matter voted on at that meeting was the election of directors. The results of voting were:

         1.       Directors were elected as follows:
                  Nominee for Director    Shares Voted For  Shares Withheld From
                  --------------------------------------------------------------
                  Claude S. Abernethy, Jr.       1,015,974               49,018
                  --------------------------------------------------------------
                  Rolf Kaufman                   1,015,974               49,018
                  --------------------------------------------------------------
                  Horace Auberry                 1,015,974               49,018
                  --------------------------------------------------------------


         2. The 1999 Stock Option Plan for Key Employees was approved and the voting was as follows:
                  Shares Voted For    Shares Voted Against      Shares Abstained
                  --------------------------------------------------------------
                  815,145             77,610                        2,030
                  --------------------------------------------------------------


         3. The 1999 Stock Option Plan for Non-employee Directors was approved and the voting was as follows:
                  Shares Voted For    Shares Voted Against      Shares Abstained
                  --------------------------------------------------------------
                  815,127             77,678                        2,030
                  --------------------------------------------------------------



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

February 13, 2001