Form 10-Q
period 2001-03-31
WELLCO ENTERPRISES INC
filed 2001-05-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                                56-0769274
-------------------                         ------------------------------------
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

1,163,246 shares of $1 par value common stock were outstanding on May 11, 2001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2001










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2001 AND JULY 1, 2000
                                 (in thousands)

                                     ASSETS

                                                      (unaudited)
                                                        MARCH 31,        JULY 1,
                                                             2001           2000
                                                        ---------        -------
CURRENT ASSETS:
      Cash .......................................      $    680       $     73
      Receivables ................................           695          3,108
      Inventories-
          Finished goods .........................         1,690          1,811
          Work in process ........................         1,004          1,224
          Raw materials ..........................         2,237          2,062
                                                        --------       --------
          Total ..................................         4,931          5,097
      Deferred taxes and prepaid expenses ........           796            713
                                                        --------       --------
      Total ......................................         7,102          8,991
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ............            36             24

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,176          1,176
      Machinery and equipment ....................         6,076          5,034
      Furniture and automobiles ..................           934            873
      Leasehold improvements .....................           557            526
                                                        --------       --------
      Total cost .................................         8,850          7,716
      Less accumulated depreciation and
         amortization ............................        (4,927)        (4,319)
                                                        --------       --------
      Net ........................................         3,923          3,397
                                                        --------        -------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition ...............           228            228
      Intangible pension asset ...................            52             52
                                                        --------        --------
      Total ......................................           280            280

DEFERRED TAXES ...................................           258            258
                                                        --------       --------

TOTAL ............................................      $ 11,599       $ 12,950
                                                        ========       ========





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2001 AND JULY 1, 2000
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (unaudited
                                                         MARCH 31,       JULY 1,
                                                              2001          2000
                                                         ---------       -------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 2) ......     $   --        $  1,700
      Accounts payable .............................          743           861
      Accrued compensation .........................        1,049         1,076
      Accrued pension ..............................           96           124
      Accrued income taxes .........................          716           629
      Other liabilities ............................          403           395
                                                         --------      --------
      Total ........................................        3,007         4,785
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................          722           892
      Note payable (Note 6) ........................          405           701

STOCKHOLDERS' EQUITY (Note 6):
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        6,539         5,646
      Accumulated other comprehensive loss .........         (430)         (430)
                                                         --------      --------
      Total ........................................        7,465         6,572
                                                         --------      --------

TOTAL ..............................................     $ 11,599      $ 12,950
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2001 AND APRIL 1, 2000
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                      MARCH 31,         APRIL 1,
                                                           2001             2000
                                                      ---------         --------
REVENUES .........................................   $    14,250    $    15,582
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services .................        11,490         13,262
      Restructuring and realignment costs (Note 4)          --              331
      General and administrative expenses ........         1,801          1,507
                                                     -----------    -----------
      Total ......................................        13,291         15,100
                                                     -----------    -----------

INCOME FROM CONTRACT CLAIM AND
 GRANT MONEY RECEIVED (Note 5) ...................           100            203
                                                     -----------    -----------

OPERATING INCOME .................................         1,059            685

NET INTEREST EXPENSE .............................          (116)          (187)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES .......................           943            498

PROVISION  FOR INCOME TAXES ......................           113             93
                                                     -----------    -----------

NET INCOME .......................................   $       830    $       405
                                                     ===========    ===========


BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .........................   $      0.71    $      0.35
                                                     ===========    ===========
      Shares used in computing basic
      earnings per share .........................     1,163,246      1,163,246
                                                     ===========    ===========

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
       options ...................................   $      0.70    $      0.35
                                                     ===========    ===========
      Shares used in computing diluted
      earnings per share .........................     1,186,510      1,168,286
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 31, 2001 AND APRIL 1, 2000
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                        MARCH 31,       APRIL 1,
                                                             2001           2000
                                                        ---------       --------

REVENUES .........................................   $     4,154    $     6,291
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services .................         3,483          5,137
      Restructuring and realignment costs (Note 4)          --               19
      General and administrative expenses ........           595            567
                                                     -----------    -----------
      Total ......................................         4,078          5,723
                                                     -----------    -----------

INCOME FROM CONTRACT CLAIM AND
 GRANT MONEY RECEIVED (Note 5) ...................          --              (12)
                                                     -----------    -----------

OPERATING INCOME .................................            76            556

NET INTEREST EXPENSE .............................           (18)           (68)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES .......................            58            488

PROVISION  FOR INCOME TAXES ......................            14             90
                                                     -----------    -----------

NET INCOME .......................................   $        44    $       398
                                                     ===========    ===========


BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .........................   $      0.04    $      0.34
                                                     ===========    ===========
      Shares used in computing basic
      earnings per share .........................     1,163,246      1,163,246
                                                     ===========    ===========

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
       options ...................................   $      0.04    $      0.34
                                                     ===========    ===========
      Shares used in computing diluted
      earnings per share .........................     1,186,946      1,168,056
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2001 AND APRIL 1, 2000
                                 (in thousands)
                                                     (unaudited)
                                                MARCH 31,  APRIL 1,
                                                     2001      2000
                                                ---------  --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income .............................   $   830    $   405
                                                -------    -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization .....       611        526
          (Increase) decrease in-
                Receivables .................     2,413      1,777
                Inventories .................       166       (666)
                Other current assets ........       (83)       (10)
          Increase (decrease) in-
                Accounts payable ............      (118)       230
                Accrued liabilities .........       (27)       (87)
                Accrued income taxes ........        87        113
                Pension obligation ..........      (198)      (260)
                Other .......................        44        (29)
                                                -------    -------
     Total adjustments ......................     2,895      1,594
                                                -------    -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ...................     3,725      1,999
                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment .......    (1,149)    (1,210)
                                                -------    -------
NET CASH USED IN INVESTING ACTIVITIES .......    (1,149)    (1,210)
                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term borrowings    (1,700)      (635)
     Principal payments of bank note payable        (36)      (110)
     Cash dividends paid ....................      (233)      (116)
                                                -------    -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ...................    (1,969)      (861)
                                                -------    -------


NET INCREASE (DECREASE) IN CASH .............       607        (72)

CASH AT BEGINNING OF PERIOD .................        73         89
                                                -------    -------

CASH AT END OF PERIOD .......................   $   680    $    17
                                                =======    =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2001 AND APRIL 1, 2000
                                 (in thousands)
                                                     (unaudited)
                                                MARCH 31,  APRIL 1,
                                                     2001      2000
                                                ---------  --------





SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .............                $   60        $185
          Income taxes .........                    27          13
NONCASH DECREASE IN NOTE PAYABLE                   296         --
                                                ======        ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 31, 2001
                     (in thousands except number of shares)
                                   (unaudited)


                                       Common Stock    Additional
                                     -----------------
                                               Par        Paid-In       Retained
                                     Shares    Value      Capital       Earnings
                                  ----------------------------------------------
BALANCE AT JULY 1, 2000           1,163,246 $ 1,164        $ 192        $ 5,646

Net income for the fiscal nine
  months ended March 31, 2001                                               830
Adjustment of note payable issued
  for stock repurchase (Note 6)                                             296
Cash dividend  ($.20 per share)                                            (233)
                                 -----------------------------------------------

BALANCE AT MARCH 31, 2001         1,163,246 $ 1,164        $ 192        $ 6,539
                                 -----------------------------------------------



                                                                  Accumulated
                                                                        Other
                                                                Comprehensive
                                                                         Loss
                                                              ----------------
BALANCE AT JULY 1, 2000                                                $ (430)

Change for the fiscal nine
  months ended March 31, 2001                                               -
                                                              ----------------

BALANCE AT MARCH 31, 2001                                              $ (430)
                                                              ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 31, 2001
                 -----------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Recent Statement of the Financial Accounting Standards Board

      In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding during the nine months ended and on March 31, 2001 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

2.    LINE OF CREDIT:

      The Company renewed its bank line of credit at December 31, 2000. Due to the Company's increased cash from operations, the line was reduced from $4,000,000 to $3,000,000. The line, which expires December 31, 2001, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,745,000) and all non-governmental accounts receivable and inventory ($791,000). At March 31, 2001, there was no borrowing on the line of credit.

      The bank credit agreement contains, among other covenants, defined levels of net worth and current ratio requirements. The Company was in compliance with all loan covenants at March 31, 2001.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Nine Months Ended 3/31/01
                                              Net Income    Shares     Per-Share
                                             (Numerator)  (Denominator)   Amount

Basic EPS Available to Shareholders             $830,000   1,163,246      $0.71
Effect of Dilutive Stock-based Compensation
Arrangements                                                  23,264
                                              ----------------------------------
Diluted EPS Available to Shareholders           $830,000   1,186,510      $0.70

                                                For the Nine Months Ended 4/1/00
                                               Net Income    Shares    Per-Share
                                              (Numerator)  (Denominator)  Amount

Basic EPS Available to Shareholders             $405,000   1,163,246       $0.35

Effect of Dilutive Stock-based Compensation
Arrangements                                                   5,040
                                               ---------------------------------
Diluted EPS Available to Shareholders           $405,000   1,168,286       $0.35


                                              For the Three Months Ended 3/31/01
                                             Net Income      Shares    Per-Share
                                            (Numerator)  (Denominator)    Amount

Basic EPS Available to Shareholders             $44,000    1,163,246       $0.04
Effect of Dilutive Stock-based Compensation
Arrangements                                                  23,700
                                            ------------------------------------
Diluted EPS Available to Shareholders           $44,000    1,186,946       $0.04


                                               For the Three Months Ended 4/1/00
                                              Net Income      Shares   Per-Share
                                             (Numerator)  (Denominator)   Amount

Basic EPS Available to Shareholders            $398,000    1,163,246       $0.34
Effect of Dilutive Stock-based Compensation
Arrangements                                                   4,810
                                             -----------------------------------
Diluted EPS Available to Shareholders          $398,000    1,168,056       $0.34



4.    RESTRUCTURING AND REALIGNMENT COSTS:

      In February 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956. At July 1, 2000, the Company had completed its restructuring plan.

      Restructuring and realignment costs (credit) recognized in the fiscal nine months and quarter ending April1, 2000 were as follows:

                                               Fiscal Nine
                                             Months Ending        Quarter Ending
                                             April 1, 2000         April 1, 2000
                                            Total Expenses        Total Expenses
Severance                                        ($90,000)
Employee Training Costs                           186,000
Equipment Relocation and
Installation                                      108,000              $  1,000
Legal and Other                                   127,000                18,000
Total Cost                                       $331,000               $19,000


5.    GRANT MONEY RECEIVED AND CONTRACT CLAIM:

      In November, 2000, $100,000 was received from the government of Puerto Rico under a Special Incentives Contract which awarded the Company a grant of up to $400,000 for reimbursement of costs it incurred related to the consolidation of footwear manufacturing operations in Puerto Rico. The receipt, and classification in the Company's Consolidated Financial Statements, of additional amounts under this Contract is dependent upon audit by and negotiations with the government of Puerto Rico. The Consolidated Statements of Operations for the nine months ended March 31, 2001 include an income item of $100,000 for the money received to date from this grant.

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

6.    NOTE PAYABLE:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. The Stock Repurchase Agreement provides that certain additional payments may be made through Wellco's fiscal year 2003.

      Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of the estimated payment due in fiscal year 2003, discounted at a rate of 8.5%, is $405,000 at March 31, 2001.

      The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. During the third quarter of the 2001 fiscal year, the Company revised its estimate of the amount that might be paid on this note. This decreased the Note Payable as shown in the Consolidated Balance Sheet and increased Retained Earnings by $296,000.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing the Nine Months Ended March 31, 2001 and April 1, 2000:

Despite a 9% reduction in revenues, income before income taxes was $943,000 for the fiscal nine months ended March 31, 2001 (the "current period") compared to income before income taxes of $498,000 in the prior year nine month period ended April 1, 2001.

         o Revenues decreased $1,332,000 (9%) in the current period as compared to the prior period. Total pairs of boots shipped under contracts with the U. S. government decreased 8%.

               The primary reason for decreased revenues was significant shipments to the U. S. government of the Intermediate Cold/Wet
               (ICW) boot in the prior period. In August 2000 Wellco made the final shipment under its three-year contract to supply this boot.

               Also included in the prior period, but not included in current period, are revenues from sales of an inmate work shoe to a state prison system. In 1999, Ro-Search, a wholly-owned subsidiary of Wellco, shipped this state the equipment needed for manufacture of these boots by inmates, and subsequently supplied the training and technical assistance. Wellco supplied these work shoes until inmate manufacturing was able to meet the need.

               Pairs of Direct Molded Sole (DMS) combat boots shipped to the U.
               S. government increased 20%, which is the primary reason for the increase in income before taxes. For several years the government has been reducing its depot inventories of DMS combat boots by purchasing from contractors fewer pairs than were consumed. The Company attributes the increase in DMS pairs shipped in the first nine months of fiscal 2001 to the fact that this inventory reduction program was completed in the Company's 2000 fiscal year which ended July 1, 2000.

               Revenues from sales of boot manufacturing equipment and materials to licensees increased in the current period because of equipment shipments to a new foreign licensee and sales to an existing licensee. These sales vary with the needs of existing licensees and the licensing of new customers.

      o The $1,772,000 decrease in cost of sales and services was greater than the $1,332,000 decrease in revenues, and gross profit (revenues less cost of sales and services) increased $440,000. Cost of sales in the prior period include costs related to factory set up and labor inefficiencies of new employees, which resulted from the transfer of certain boot manufacturing operations from Waynesville, North Carolina to Aguadilla, Puerto Rico. These costs were over and beyond those shown as "Restructuring and realignment costs" in the Consolidated Statements of Operations. In addition, gross profit margins on the ICW boot and on the inmate work shoe were less than those for the DMS combat boots.

      o General and administrative expenses increased $294,000 in the current period. Increased provision for employee bonuses, which is based on the Company's net income, and employee compensation adjustments contributed to this increase. In addition, compensation paid in the prior period to administrative employees who were involved in the transfer of manufacturing operations to Puerto Rico was classified as "Restructuring and realignment costs" in the

               Consolidated Statements of Operations. Also, travel costs and military show expenses increased because the Company participated in a new military equipment show in the current period.

      o In November, 2000, $100,000 was received from the government of Puerto Rico under a Special Incentives Contract which awarded the Company a grant of up to $400,000 for reimbursement of costs related to the consolidation of footwear manufacturing operations in Puerto Rico (see Note 5 to the Consolidated Financial Statements).

      o The prior period included a non-recurring income item of $203,000 representing the final settlement of a contract claim (see Note 5 to the Consolidated Financial Statements).

      o The prior year period also included restructuring and realignment costs totaling $331,000. These costs relate to a February, 1999 restructuring plan under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. As detailed in Note 4 to the Consolidated Financial Statements, the Restructuring and Realignment Costs charged against prior period operations are made up of:

               Restructuring credit of $90,000. During that period, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than estimated. In addition, the prior period includes a restructuring cost of $32,000 to increase the amount previously accrued for health care costs on terminated employees.

               Realignment costs of $421,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($127,000).

      o Net interest expense was lower in the current period because of reduced levels of borrowing under a bank line of credit and due to a change in the estimated amount due under the Stock Repurchase Agreement (see Note 6 to the Consolidated Financial Statements).

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the nine months ended March 31, 2001 was 12% compared to a 19% tax rate for the prior period. The current period rate is lower because of an increase in the portion of total consolidated pretax income estimated to be from operations in Puerto Rico.

Comparing The Three Months Ended March 31, 2001 and April 1, 2000:

Income before income taxes was $58,000 for the fiscal three months ended March 31, 2001 (the "current period") compared to income before income taxes of $488,000 in the prior year three month period ended April 1, 2000 (the "prior period"). The major reasons for the decrease in income are:

      o Revenues decreased $2,137,000 (34%) in the current period as compared to the prior period. Total pairs of boots shipped under contracts with the U. S. government decreased 39%.

         Because of reduced orders from the U. S. government, pairs of Direct Molded Sole (DMS) combat boots shipped to the government decreased 16%. Revenues from DMS boot shipments in the fiscal quarter ended
         December 30, 2000 included shipments for the initial stocking of a new government warehouse, from which clothing and textile items are subsequently shipped to military facilities. The Company believes that the current period decrease in orders received for DMS combat boots was the result of this warehouse not having shipped enough boots to require significant restocking.

         In addition, revenues in the prior period include significant shipments to the U. S. government of the Intermediate Cold/Wet (ICW) boot. In August 2000 Wellco made the final shipment under its three year contract to supply this boot and current period revenues do not include any sales of this boot.

         As mentioned earlier, revenues from sales of an inmate work shoe to a state prison system are included in the prior period but not in the current period.

         Revenues from sales of boot manufacturing equipment and materials increased in the current period because of equipment shipments to a new foreign licensee. These sales vary with the needs of existing licensees and the licensing of new customers.

      o Because semi-variable and fixed manufacturing costs did not decrease at the same rate as the decrease in revenues, the percent of decrease in cost of sales and services (32%) was less than the 39% decrease in revenues. In addition, leather prices have increased significantly. These are the primary reasons gross profit (revenues less cost of sales and services) decreased $483,000.

Net interest expense was lower in the current period because of reduced levels of borrowing under the bank line of credit and to a change in the estimated amount due under the Stock Repurchase Agreement (see Note 6).

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for current period was 24% compared to 18% in the prior period.

Forward Looking Information:

As stated and discussed above, orders from the U. S. government for DMS boots were 16% less in the third fiscal quarter ended March 31, 2001 than in prior year fiscal quarter ended April 1, 2000. However, for the period April 1, 2001 through May 4, 2001, which represents five weeks or 38% of the fourth fiscal quarter which will end June 30, 2001, orders are already 55% of those for the fiscal quarter ended March 31, 2001, and 43% of orders for the prior year fourth fiscal quarter.


Wellco is presently shipping boots under the fourth and final option year of its
U. S. government DMS boot contract which covers the period from April 16, 2001 to April 15, 2002. Wellco believes that the government will issue solicitations from which contracts will be awarded for purchase of DMS boots beyond April 15, 2002.

Wellco recently submitted responses to three solicitations issued by U. S. government for boot purchases. The Company cannot predict with certainty its success of receiving a contract award from these or any other solicitation.

1. A solicitation response was submitted on March 5, 2001 to supply the Infantry Combat Boot (ICB) for a one year period with four one-year options. The solicitation provides for a small annual quantity to be supplied to the Marine Corps and a larger quantity that may be supplied to the Army, contingent upon its adoption of the ICB boot as replacement for a substantial portion of its current usage of the all- leather combat boot, which is one of the boots supplied under the DMS boot contract mentioned above. The Company cannot predict with certainty whether the Army will adopt the ICB boot.

2. A solicitation response was submitted on April 12, 2001 to supply a new Jungle Desert Boot (JD) to the Marine Corps for one year with two one-year options.

3. A solicitation response was submitted on April 30, 2001 to supply the HoT Weather Safety Boot for one year with four one-year options.

In August 2000, Wellco completed shipments under a three-year contract to supply the U. S. government with the Intermediate Cold/Wet boot (ICW). The government recently announced awards to other contractors to supply this boot for one year with four one-year options.

The Company will complete equipment shipments to its new foreign licensee in the fiscal quarter ending June 30, 2001. The Company has executed agreements with two existing U. S. customers under which the Company will supply certain new technology and earn fees which will vary with those customers' use of the related technology.

The receipt, and classification in the Company's Consolidated Financial Statements, of additional amounts under the Special Incentives Contract mentioned earlier is dependent on audit by and negotiations with the government of Puerto Rico.

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was effective for the Company's first fiscal quarter of the 2001 fiscal year. The Company has analyzed contracts and instruments outstanding during the nine months ended and on March 31, 2001 and has determined that there is no impact from adopting this standard on its consolidated results of operations or financial position.

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



                         LIQUIDITY AND CAPITAL RESOURCE

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                       (in thousands)

                                          March 31, 2001            July 1, 2000
                                          --------------            ------------
Cash                                               $680                     $73
Unused Line of Credit                             3,000                   2,300
                                                  -----                   -----
Total                                            $3,680                  $2,373


The increase in the unused line of credit at March 31, 20001 resulted primarily from cash provided by operations being used to pay down the line of credit, which was reduced from $4,000,000 to $3,000,000 at renewal on December 31, 2000.Cash not immediately needed is transferred to an interest earning account and is available on a daily basis.

The following table summarizes the major sources (uses) of cash for the nine months ended March 31, 2001:
                                                                  (in thousands)
                                                                  March 31, 2001
                                                                  --------------
Net Income Excluding Depreciation and Amortization                   $1,441
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes                                                          2,521
Other (primarily payment of the long term pension                      (237)
obligation)
Net Cash Provided by Operations                                       3,725
                                                                     ------
Cash Used to Repay Lines of Credit                                   (1,700)
Cash Used to Purchase Plant and Equipment                            (1,149)
Cash Used to Pay Dividends                                             (233)
Cash Used to Repay Bank Note Payable                                    (36)
                                                                     -------
Net Increase  in Cash                                                  $607

In the nine months ended March 31, 2001, cash provided by operations was $3,725,000. This primarily resulted from net income plus non-cash depreciation and amortization($1,441,000), and a reduction in accounts receivable ($2,413,000). As stated earlier, reduced orders for the DMS boot in the third fiscal quarter ended March 31, 2001 and the completion of the ICW contract resulted in a significant amount of cash from the reduction in accounts receivable, while cash invested in inventory remained substantially the same.

The Company purchased $1,149,000 of new equipment during the nine month period ended March 31, 2001. Customer financing of $300,000 in the form of a ten year note payable was provided after March 31, 2001 to partially offset the cash required to purchase certain of this machinery.

The Company recently renewed its bank line of credit. Due to the Company's increased cash from operations, the line was reduced from $4,000,000 to $3,000,000. The line, which expires December 31,

2001, can be renewed annually at the bank's discretion. There were no borrowings on the line of credit at March 31, 2001. The Company expects to continue to rely on this bank line of credit. The Company was in compliance with all loan covenants at March 31, 2001.

Information was provided earlier about the Company making responses to three U.
S. government solicitations which are presently under evaluation. If awarded a contract(s), the Company believes that the line of credit and cash from operations will be adequate to meet the required cash needs of a new contract(s).

The Company does not know of any material demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.



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

May 11, 2001