Form 10-K405
period 2001-06-30
WELLCO ENTERPRISES INC
filed 2001-10-02
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                        56-0769274
-----------------------                     ------------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)

    Waynesville, North Carolina                                         28786
-----------------------------------------------------              -------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code 828-456-3545
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Common Capital Stock - $1 par value                      American Stock Exchange
-----------------------------------                    -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 31, 2001, 1,163,246 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2001) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $2,400,000.

Documents incorporated by reference:
     Definitive Proxy Statement, to be dated October 12, 2001, in PART IV. Definitive Proxy Statement, dated October 13, 2000, in PART IV.
     Definitive Proxy Statement, dated October 17, 1997, in PART IV.
     Definitive Proxy Statement, dated October 18, 1996, in PART IV. Definitive Proxy Statement, dated October 17, 1995, in PART IV. Definitive Proxy Statement dated July 3, 1982, in PART IV.

                                     PART I
Item 1. Business.

Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear.

Footnote 14 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($13,962,000 in 2001 and $14,378,000 in 2000) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. Boot products are the general issue combat boot, the hot wet (jungle) boot and the hot dry (desert) boot, all manufactured using the government specified Direct Molded Sole (DMS) process. The Company has also supplied the Intermediate Cold/Wet Boot
(ICW), the Infantry Combat Boot/Marine Corps (ICB) and anti-personnel mine protective boots and overboots. The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells some of these same boot products to other customers, including customers located in other countries.

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

Net income for the 2001 fiscal year was $1,153,000 ($0.97 diluted income per share) compared to net income of $711,000 ($0.61 diluted income per share) for the 2000 fiscal year. The primary reason operating results improved was an increase in pairs of DMS combat boots shipped under contract with the U.S. government and the successful completion of the restructuring of manufacturing operations (see Footnote 18 to the Consolidated Financial Statements).

For several years DSCP was implementing a program to reduce its inventory of the DMS combat boot. During the Cold War period, DSCP was authorized to build and maintain a large, ready to go to war inventory of this boot. With the end of the Cold War and reductions in military budgets, DSCP no longer has the funding to support a large inventory. Since the early 1990's, DSCP gradually reduced boot inventory by buying fewer pairs than were used. There are presently four contractors in the United States using the DMS process to manufacture three types of combat boots. In order to maintain an industrial base of contractors who could meet wartime needs, this inventory reduction program was accomplished over several years.

Starting with Wellco's 1998 fiscal year and continuing throughout the 1999 fiscal year, DSCP accelerated this inventory reduction program. Lower sales of DMS combat boots adversely affected Wellco's operating results for 1999. However, during the fiscal years 2001 and 2000, combat boot sales to the government increased. The Company attributes the increase in pairs shipped to the completion of this inventory reduction program.

In 1999, the Company implemented major changes to its boot manufacturing operations. In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company transferred the majority of its Waynesville, North Carolina footwear operations to and consolidated them with the operations of its facility in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The 1999 loss includes $1,077,000 of costs related to this action. The 2000 fiscal year net income also includes $338,000 of restructuring and realignment costs.

More information about these, and other events affecting Wellco's 2001 and 2000 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2001 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and a significant investment in specialized equipment is required for the manufacture of certain types of boots.

The Company competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive.
U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S. Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years. In addition, current boot contracts contain options that are exercisable at the government's discretion.

Many factors affect the government's demand for boots and the quantity purchased can vary from year to year. Contractors cannot influence the government's boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position. While the government's demand for boots varies from month to month, the Company's business cannot be deemed seasonal.

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

The Company has a strong research and development program. While not all research and development results in successful new products or significant revenues, the continuing development of new products and processes has been and will continue to be a significant factor in growth and development. The Company developed the desert combat boot, first used in Operation Desert Storm. In 1999 the Company completed a boot development research and development contract with the U. S. Army that resulted in a 30% reduction in recruit lower extremity injuries.

In August, 1995 the Company was awarded a three-phase contract to develop changes to combat boots that will result in fewer lower extremity injuries. The second phase of this work was completed in 1998. The third phase involved an extensive wear test using U.S. Army recruits, and in September, 1999 the Company shipped the boots for this test. The test was completed in December 1999 and a report has been issued showing an injury rate reduction of 30 percent.

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

The Company's backlog of all sales, not including license fees and rentals, as of September, 2001 was approximately $13,300,000 compared to $10,800,000 last year. The Company estimates that substantially all of the current year backlog will be shipped in the 2002 fiscal year. The current year's backlog is more than the prior year's backlog because the government has completed its inventory reduction program and is purchasing combat boots substantially equal to consumption.

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

The Company employed an average of 210 persons during the 2001 fiscal year.

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

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. As has been the case for the last several years, the volume of operations in 2001 caused the Company's facilities to be used at less than normal capacity.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II
Items 5, 6, 7, 7A  and 8.

The information called for by the following items is in the Company's 2001 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
--------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                               33
--------------------------------------------------------------------------------

Item 6.    Consolidated Selected Financial Data                               1
--------------------------------------------------------------------------------

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               3-8
--------------------------------------------------------------------------------

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         *
--------------------------------------------------------------------------------

Item 8.    Consolidated Financial Statements and Supplementary Data    9-31, 34
--------------------------------------------------------------------------------

* This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 2001 or 2000 fiscal years or during the period from the end of the 2001 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2001

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                                    Year Ended

                               June 30,   July 1,   July 3,  June 27,  June 28,
                                   2001      2000      1999      1998      1997
                               -------------------------------------------------
Revenues                       $ 19,417  $ 22,225   $ 21,312 $ 23,917  $ 21,199

Net Income (Loss)                 1,153       711       (837)    (337)      758
Basic Earnings (Loss) per
Share                              0.99      0.61      (0.72)   (0.29)     0.67
Diluted Earnings (Loss) per
Share                              0.97      0.61      (0.72)   (0.29)     0.66
Cash Dividends Declared Per
Share of Common Stock              0.40      0.25       0.20     0.20      0.20
                               -------------------------------------------------
Total Assets at Year End         12,786    12,950     14,853   16,020    15,652
                               -------------------------------------------------
Long-Term Liabilities at Year
End                            $  1,200  $  1,593   $  1,721  $ 2,253  $  2,789


See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.







Independent Auditors
Deloitte & Touche LLP
Charlotte, N.C.

Annual Meeting
November 13, 2001
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

For fiscal year 2001, your company continued to make solid progress. Net income for fiscal year 2001 was $1,153,000, equivalent to basic earnings per share of $0.99 (diluted $0.97), from revenues of $19,417,000. This compares with a net income of $711,000, equivalent to basic and diluted earnings per share of $0.61, from revenues of $22,225,000 for prior fiscal year ended July 1, 2000.

The decrease in revenues for the 2001 fiscal year was primarily caused by the current year not including revenues from two contracts that have expired. Helping to offset the effect of reduced total revenues was a15% increase in pairs of boots sold under a higher-margin contract. In addition, certain manufacturing costs decreased and labor efficiency improved following the 1999-2000 consolidation of substantially all boot manufacturing operations in Puerto Rico.

Fiscal year 2001 includes an income item of $160,000 representing an incentive grant received from the Puerto Rico government related to this consolidation. Included in fiscal year 2000 income were $338,000 of restructuring and realignment costs related to the consolidation in Puerto Rico and an income item of $203,000 representing the final settlement of a contract claim with the U. S. government.

Our cash position significantly improved in fiscal year 2001. Although we did use our bank line of credit during the year, there were significant periods of no borrowing during which we earned interest ($28,000 for the year) through short-term investments. Interest expense less interest income was $110,000 in fiscal year 2001 compared to $237,000 in fiscal year 2000.

New government contract delivery orders in hand, undoubtably influenced by the terrorist attacks in the U.S. on September 11, are at significantly increased levels, which will be reflected beginning with the second quarter of the 2002 fiscal year. However, contract delivery orders received prior to the terrorists attacks during the first quarter of our 2002 fiscal year were at relatively depressed levels, as a result of budget limitations at the end of the government's fiscal year.

Earl "Friday" Mashburn, retired Vice President of Manufacturing, died in March, 2001. Upon his retirement in 1992, Earl had 50 years of service to Wellco and its subsidiaries. After retirement, Earl was called on many times to assist us with his tremendous depth of knowledge and creativity. When a manufacturing problem arose, Earl provided the solution. We all miss him.

For many of us, the terrorist attacks on September 11 brought back memories of Desert Shield/Storm. During Desert Shield/Storm, your Company and its employees put forth their maximum efforts to assure that our Armed Forces had the boots they needed to fulfill their mission. If called on, we stand ready to, once again, put all our maximum efforts to support our Armed Forces and Nation.




Horace Auberry                                           David Lutz
Chairman of the Board of Directors                       President, Treasurer
Chief Executive Officer                                  Chief Operating Officer

September 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

                              RESULTS OF OPERATION

Comparing the Fiscal Year ended June 30, 2001 to the Fiscal Year ended July 1, 2000:

Despite a 13% reduction in revenues, income before income taxes was $1,490,000 in the 2001 fiscal year ("current year") compared to income before income taxes of $824,000 in the 2000 fiscal year ("prior year").

         o Revenues decreased $2,808,000 (13%) in the 2001 fiscal year as compared to the prior year.

                  The primary reason for decreased revenues was a 13% reduction in total pairs of boots shipped to the U. S. government. The prior year included shipments to the government of the Intermediate Cold Wet boot. In August 2000 Wellco made the final shipment under its three-year contract to supply this boot.

                  Also included in the prior year, but not included in current year, are revenues from sales of an inmate work shoe to a state prison system. In 1999, Ro-Search, a wholly-owned subsidiary of Wellco, shipped this state the equipment needed for manufacture of these boots by inmates, and subsequently supplied the training and technical assistance. Wellco supplied these work shoes until inmate manufacturing was able to meet the need.

                  Pairs of Direct Molded Sole (DMS) combat boots shipped to the
                  U. S. government increased 15%, which is the primary reason for the increase in income before taxes. For several years the government has been reducing its depot inventories of DMS combat boots by purchasing from contractors fewer pairs than were consumed. The Company attributes the increase in DMS pairs shipped in the fiscal year 2001 to the fact that this inventory reduction program was substantially completed in the Company's 2000 fiscal year.

         o The $3,363,000 decrease in cost of sales and services was greater than the $2,808,000 decrease in revenues, and gross profit (revenues less cost of sales and services) increased $555,000. Cost of sales in the prior year include costs related to factory set up and labor inefficiencies of new employees, which resulted from the transfer of certain boot manufacturing operations from Waynesville, North Carolina to Aguadilla, Puerto Rico. These costs were over and above those shown as "Restructuring and Realignment Costs" in the Consolidated Statements of Operations and Comprehensive Income
                  (Loss). In addition, gross profit margins on the ICW boot and on the inmate work shoe were lower than those for the DMS combat boots.

         o General and administrative expenses increased $311,000 in the current year. Increased provision for employee bonuses, which is based on the Company's net income, and employee compensation adjustments contributed to this increase. In addition, compensation paid in the prior year to administrative employees who were directly involved in the transfer of manufacturing operations to Puerto Rico was classified as "Restructuring and Realignment Costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss). Also, travel costs and military show expenses increased, as well as legal cost.

         o The Company has received $400,000 ($100,000 in the 2001 fiscal year and $300,000 on July 2, 2001) from the government of Puerto Rico, under a Special Incentives Contract, related to its consolidation of footwear manufacturing operations in Puerto Rico. The grant requires the Company to maintain operations in Puerto Rico for five years. The Company is recognizing this grant as income over the five fiscal years 2000 through 2004 on the straight line basis. The 2001 Consolidated Statements of Operations and Comprehensive Income
                  (Loss) include grant income of $160,000 for the 2000 and 2001 years (see Note 16 to the Consolidated Financial Statements).

         o Fiscal year 2000 included a non-recurring income item of $203,000 representing the final settlement of a contract claim (see Note 16 to the Consolidated Financial Statements).

         o Fiscal year 2000 also included restructuring and realignment costs totaling $338,000. These costs relate to a February, 1999 restructuring plan, which was completed in fiscal year 2000, and under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. As detailed in Note 18 to the Consolidated Financial Statements, the Restructuring and Realignment Costs charged against fiscal year 2000 operations are made up of:

                           Realignment costs of $428,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($134,000).

                           Restructuring credit of $90,000. During that year, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than estimated. In addition, the prior year includes a restructuring cost of $32,000 to increase the amount previously accrued for health care costs on terminated employees.

         o Interest expense was lower in the fiscal year 2001 because of reduced levels of borrowing under a bank line of credit.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for fiscal year 2001 was 23% compared to a 14% tax rate for the prior year. The current year rate is higher because the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

Forward Looking Information:

Wellco is presently shipping boots under the fourth and final option year of its
U. S. government DMS boot contract which covers the period from April 16, 2001 to April 15, 2002. Wellco believes that the government will issue solicitations from which contracts will be awarded for purchase of DMS boots beyond April 15, 2002.

On March 5, 2001 Wellco submitted a solicitation response to supply the Infantry Combat Boot (ICB) for a one year period with four one-year options. The solicitation provides for a small annual quantity to be supplied to the Marine Corps and a larger quantity that may be supplied to the Army, contingent upon its adoption of the ICB boot as replacement for a substantial portion of its current usage of the all- leather combat boot, which is one of the boots supplied under the DMS boot contract mentioned above. The

Company cannot predict whether the Army will adopt the ICB boot or whether it will receive a contract from this solicitation.

Revenues from boot sales for the fiscal quarter ended September 29, 2001 will be lower than normal due to a lower level of boot orders placed by the U.S. government against current contracts. Prior to the September 11, 2001 terrorist attacks, the lower level of orders was a result of budget limitations at the end of the government's fiscal year.

Since the terrorist attacks on September 11, 2001, the government has placed boot orders under the current contract which are significantly larger than normal. The Company believes the larger orders are designed to increase the number of immediately available boots. Revenues from these larger orders will not be recognized until the fiscal quarter starting September 30, 2001, the second quarter of the 2002 fiscal year, when the boots are manufactured and invoiced to the government. Should military action involve significant levels of
U. S. ground forces, the government might further invoke a surge requirement, under which the Company would take significant actions to maximize production (overtime, add work shifts, etc.).

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 30, 2001. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

Comparing the Fiscal Year ended July 1, 2000 to the Fiscal Year ended July 3, 1999:


Income before income taxes was $824,000 in the 2000 fiscal year compared to a loss before income taxes of $1,237,000 in the 1999 fiscal year.

The fiscal year 2000 included restructuring and realignment costs totaling $338,000. These costs related to a February, 1999 restructuring plan under which the Company consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. The execution of this plan resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla.

As detailed in Note 18 to the Consolidated Financial Statements, the Restructuring and Realignment Costs charged against 2000 operations were made up of:

      o Realignment costs of $428,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($134,000)

      o Restructuring credit of $ 90,000. In the quarter ending April 1, 2000, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than originally estimated. In addition, the 2000 fiscal year included $32,000 for health care costs on terminated employees in addition to the amount accrued at July 3, 1999. A part of the severance compensation for terminated Waynesville employees was the continuation of health insurance for two months past termination. The Company is self funded for its group health insurance, and actual health care costs for terminated employees were greater than originally estimated.

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

Restructuring and Realignment Costs charged against 1999 operations totaled $1,077,000 and were made up of $380,000 employee severance costs and $384,000 of other restructuring costs related to the pension plan and other certain costs which covered terminated employees, and $313,000 of realignment costs.

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

Cost of sales and services in 2000 was $75,000 less than 1999. The decrease was primarily caused by:

      o The overall reduction of costs from the consolidation of substantially all manufacturing operations in Puerto Rico.
      o Semi-variable costs not increasing in proportion to the increase in revenues.

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

The 2000 rate of tax provision for income before income taxes was 14% compared to the 32% rate of tax benefit for 1999. The 2000 income tax rate is lower because a greater proportion of consolidated pretax income was from operations in Puerto Rico which are substantially exempt from both Puerto Rican and federal income taxes. The 1999 benefit resulted from part of the taxable loss being carried back for a refund of taxes paid in prior years.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:

                                                         ( in thousands)
                                                  2001          2000       1999
                                                  ------------------------------
Cash and Cash Equivalents                       $  653         $  73      $  89
Unused Bank Line of Credit                       3,000         2,300        520
                                                --------------------------------
Total                                           $3,653        $2,373      $ 609
                                                --------------------------------

The increase in the unused line of credit and cash available at the end of 2001 and 2000 resulted primarily from an increase in cash provided by operations and the use of these increases to pay down the bank line of credit. Due to the Company's increased cash from operations, the total amount available under the bank line has been reduced from $4,000,000 to $3,000,000 at December 31, 2000. Cash not needed for daily operations is invested in short-term interest earning instruments.

The following table summarizes the other major sources and (uses) of cash and cash equivalents for the last three years:
                                                        (in thousands)
                                                 2001          2000        1999
                                                 -------------------------------
Income (Loss) Before Depreciation             $ 1,878       $ 1,385      $ (292)
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Liabilities        1,898         2,002       1,170
Deferred Taxes, Tax Refund Receivable, and
Other                                             (26)          (66)        (30)
                                              ----------------------------------
Net Cash Provided By (Used In) Operations       3,750         3,321         848
Cash From Bank  Line of Credit                     -            395         915
Cash Used to Repay Bank Line of Credit         (1,700)       (2,175)       (320)
Cash From Note Payable                            300
Cash Used to Repay Note Payable                   (36)         (147)       (145)
Cash Used to Purchase Plant and Equipment      (1,269)       (1,119)     (1,172)
Cash Dividends Paid                              (465)         (291)       (233)
                                              ----------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                   $   580       $   (16)    $  (107)

In 2001, cash provided by operations was $3,750,000. This primarily resulted from net income plus non- cash depreciation and amortization($1,878,000), and a reduction in accounts receivable ($1,066,000) and an increase in accounts payable and accrued liabilities ($618,000). The completion of the ICW contract resulted in a significant amount of cash from the reduction in the related accounts receivable.

Cash provided by operations was primarily used to pay down the bank line of credit and purchase equipment. Financing of $300,000, provided by a customer in the form of a ten year note payable, partially offset the cash required to purchase certain of this equipment.

In 2000, cash provided by operations was $3,321,000. This primarily resulted from net income plus non- cash deprecation and amortization ($1,385,000) and reductions in accounts receivable ($1,575,000) and inventory ($416,000). Cash was received in 2000 from a significant final contract shipment of boots in June, 1999. Inventory decreased at the end of 2000 primarily because the Company was nearing the end of its contract to supply the ICW boot and its contract to supply a state prison system with inmate boots. Cash from operations was primarily used to pay down the bank line of credit and purchase equipment.

In 1999, cash provided by operations was $848,000. This primarily resulted from a $1,559,000 net reduction in receivables and inventory less a $575,000 net reduction in accounts payable and accrued liabilities. Machinery purchases and leasehold improvements related to the consolidation of boot manufacturing operations in Puerto Rico were the primary purchases of plant and equipment.

At June 30, 2001, the Company had no significant commitments to purchase capital equipment.

The bank's commitment for a total $3,000,000 line of credit expires on December 31, 2001, and is subject to renewal at the bank's discretion. During the 2001 fiscal year, Wellco expects to use the bank line of credit on occasion. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

                            WELLCO ENTERPRISES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           FOR THE FISCAL YEARS ENDED
                     JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999
                     (in thousands except per share amounts)


                                                 JUNE 30,     JULY 1,    JULY 3,
                                                     2001        2000       1999
                                                 -------------------------------
REVENUES (Notes  4, 14 and 15) ..............   $ 19,417    $ 22,225   $ 21,312
                                                ---------   ---------  ---------

COSTS AND EXPENSES (Note 1):
      Cost of sales and services ............     15,483      18,846     19,098
      Restructuring and realignment
      costs (Note 18) .......................                    338      1,077
      General and administrative expenses ...      2,494       2,183      2,136
                                                ---------   ---------  ---------
      Total .................................     17,977      21,367     22,311
                                                ---------   ---------  ---------

GRANT INCOME (Note 16) ......................        160

INCOME FROM CONTRACT CLAIM (Note 16) ........                   203
                                                ---------   ---------  ---------

OPERATING INCOME (LOSS) .....................      1,600       1,061       (999)

INTEREST EXPENSE ............................        138         238        242

DIVIDEND AND INTEREST INCOME ................         28           1          4
                                                ---------   ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES ...........      1,490         824     (1,237)

PROVISION (BENEFIT) FOR INCOME TAXES
(Note 10) ...................................        337         113       (400)
                                                ---------   ---------  ---------

NET INCOME (LOSS) ...........................      1,153         711       (837)

OTHER COMPREHENSIVE INCOME (LOSS)
(Note 8):
      (Increase) decrease in additional
      minimum  pension liability, net
      of tax ................................       (130)         76        229
                                                ---------   ---------  ---------

COMPREHENSIVE INCOME (LOSS) .................   $  1,023    $    787   $   (608)
                                                =========   =========  =========

EARNINGS (LOSS) PER SHARE (Note 13):
      Basic earnings (loss) per share .......   $   0.99    $   0.61   $  (0.72)
      Diluted earnings (loss) per share .....   $   0.97    $   0.61   $  (0.72)
                                                =========   =========  =========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2001 AND JULY 1, 2000
                                 (in thousands)

                                     ASSETS


                                                            JUNE 30,     JULY 1,
                                                                2001        2000
                                                            --------------------
CURRENT ASSETS:
      Cash and cash equivalents ......................      $   653      $    73
      Receivables, net (Notes 2 and 6) ...............        2,042        3,108
      Inventories (Notes 3 and 6) ....................        5,010        5,097
      Deferred taxes  (Note 10) ......................          231          676
      Prepaid expenses ...............................           24           37
                                                            -------      -------
      Total ..........................................        7,960        8,991
                                                            -------      -------

MACHINERY LEASED TO LICENSEES, net
      (Notes 1 & 4) ..................................           34           24

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 5 and 6) ................................        3,931        3,397

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 1) ..........          228          228
      Intangible pension asset (Note 8) ..............           36           52
                                                            -------      -------
      Total ..........................................          264          280
                                                            -------      -------

DEFERRED TAXES (Note 10) .............................          598          258
                                                            -------      -------

TOTAL ................................................      $12,787      $12,950
                                                            =======      =======







                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2001 AND JULY 1, 2000
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JUNE 30,       JULY 1,
                                                              2001          2000
                                                          ----------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 6) ......     $   --        $  1,700
      Accounts payable .............................        1,177           861
      Accrued liabilities (Notes 7, 8, 9, 11,
      16, and 17) ..................................        1,963         1,559
      Accrued income taxes (Note 10) ...............          732           629
      Current maturity of note payable
      (Note 11) ....................................         --              36
                                                         --------      ---------
          Total ....................................        3,872         4,785
                                                         --------      ---------


LONG-TERM LIABILITIES:
      Pension obligation (Note 8) ..................          885           892
      Notes payable (Note 11) ......................          545           701

COMMITMENTS (Note 17)

STOCKHOLDERS' EQUITY (Notes 8, 11 and 12):
      Common stock, $1.00 par value; shares
          authorized - 2,000,000; shares
          issued and
          outstanding - 1,163,246 ..................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        6,689         5,646
      Accumulated other comprehensive loss .........         (560)         (430)
                                                          --------      --------
          Total ....................................        7,485         6,572
                                                          --------      --------

TOTAL ..............................................     $ 12,787      $ 12,950
                                                         =========     =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                                                  JUNE 30,    JULY 1,    JULY 3,
                                                      2001       2000       1999
                                                  ------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income (loss) .......................   $ 1,153    $   711    $  (837)
                                                  --------   --------   --------
      Adjustments to reconcile net income
     (loss) to net cash provided by (used
      in) operating activities:
          Depreciation and amortization .......       725        674        545
          (Increase) decrease in-
              Receivables .....................     1,066      1,575     (2,436)
              Inventories .....................        87        416      3,995
              Other current assets ............       459        134       (263)
          Increase (decrease) in-
              Accounts payable ................       316       (185)      (650)
              Accrued liabilities .............       302         (6)        75
              Accrued income taxes ............       103        202        186
              Pension obligation ..............      (121)      (371)       194
              Other ...........................      (340)       171         39
                                                  --------   --------   --------
      Total adjustments .......................     2,597      2,610      1,685
                                                  --------   --------   --------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................     3,750      3,321        848
                                                  --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment, net .............    (1,269)    (1,119)    (1,172)
                                                  --------   --------   --------
NET CASH PROVIDED BY (USED IN)
      INVESTING  ACTIVITIES ...................    (1,269)    (1,119)    (1,172)
                                                  --------   --------  - -------





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999
                                 (in thousands)

                                                  JUNE 30,    JULY 1,    JULY 3,
                                                      2001       2000       1999
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term borrowings .....                  395        915
      Repayment of short-term borrowings ......    (1,700)    (2,175)      (320)
      Proceeds from note payable ..............       300
      Repayment of note payable ...............       (36)      (147)      (145)
      Cash dividends paid .....................      (465)      (291)      (233)
                                                   -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................    (1,901)    (2,218)       217
                                                   -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............       580        (16)      (107)
      AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR .......................        73         89        196
                                                   -------    -------    -------

CASH AND CASH EQUIVALENTS AT
      END OF YEAR .............................   $   653    $    73    $    89
                                                  ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest ............................   $    63    $   234    $   233
          Income taxes ........................        52       (238)      (377)
NONCASH INVESTING AND FINANCING
ACTIVITY:
Adjustment of stock repurchase note ...........   $  (355)   $   392
                                                  ========   ========   ========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                  JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999
                        (in thousands except share data)


                                                 JUNE 30,    JULY 1,     JULY 3,
                                                     2001       2000        1999
                                                 -------------------------------
COMMON STOCK :
      Balance at beginning and end of year       $ 1,164    $ 1,164     $ 1,164
                                                 -------------------------------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning and end of year           192        192         192
                                                 -------------------------------

RETAINED EARNINGS:
      Balance at beginning of year                 5,646      5,618       6,688
      Adjustment of note payable from stock
      repurchase (Note 11)                           355       (392)
      Net income (loss)                            1,153        711        (837)
      Cash dividends (per share: 2001 - $.40,
        2000 - $.25, 1999 -  $.20)                  (465)      (291)       (233)
                                                 -------------------------------
      Balance at end of year                       6,689      5,646       5,618
                                                 -------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension liability,
      net of tax (Note 8):
      Balance at beginning of year                  (430)      (506)       (735)
      Change for the year                           (130)        76         229
                                                 -------------------------------
      Balance at end of year                        (560)      (430)       (506)
                                                 -------------------------------

TOTAL STOCKHOLDERS' EQUITY                       $ 7,485    $ 6,572     $ 6,468
                                                 ===============================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 30, 2001, July 1, 2000, and July 3, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation
         The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries. Appropriate eliminations have been made of all material intercompany transactions and balances.

      Cash and Cash Equivalents
         Cash in excess of daily requirements is invested in short-term interest earning instruments. The Company considers investments with original maturities of three months or less to be cash equivalents.

      Inventories
         Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market.

      Income Taxes
         The provision for income taxes is based on taxes currently payable adjusted for the net change in the deferred tax asset or liability during the current year. A deferred tax asset or liability arises from temporary differences between the carrying value of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      Fair Value of Financial Instruments
         The carrying values of cash, receivables and accounts payable at June 30, 2001 approximate fair value. The carrying value of the notes payable (see Note 11 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

      Revenue Recognition
         All United States government combat boot production contracts are fixed price with multi-year options exercisable at the discretion of the government. Prior to June 1, 2001, revenue from shipments to government depot warehouses was recognized after shipment acceptance by the government's Quality Assurance Representative. For products shipped direct to customers, revenues are recognized upon shipment.

         On June 1, 2001, the government unilaterally modified the Company's current boot contract to require a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices and receives payment from the government, and warehouses and distributes the related boots against government requisition orders. Government owned inventory is segregated in the Company's warehouses, and the Company insures its liability for physical damage to the inventory. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, revenues from bill and hold transactions are recognized at the time of acceptance by the Quality Assurance Representative. Based on historical levels of revenues, the impact of this change on revenues was not material in the fiscal year 2001. The Company does not expect that this change will have a material impact on future period revenues.

         Revenues from government research and development contracts are recognized as services are performed and invoiced. Revenues from licensees are recognized in the period services are rendered.

      Fiscal Year
         The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the 2001 fiscal year contains 52 weeks of operating results. The 2000 fiscal year contained 52 weeks and 1999 fiscal year contained 53 weeks.

      Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications
         Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

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

      New Accounting Pronouncement
         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets includes $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). The Company has not determined the probability of an impairment loss being required, once SFAS No. 142 becomes effective.

2.  RECEIVABLES:

      The majority of receivables at June 30, 2001 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2001 and 2000 are not significant.

      Receivables at June 30, 2001 include $150,000 from the Puerto Rican government for reimbursement of certain costs related to improvements of the current Puerto Rican facility.

3.  INVENTORIES:

      The components of inventories are:
                                                 (in thousands)
                                               2001          2000
                                               ------------------
Finished Goods                             $  1,617     $   1,811
Work in Process                               1,084         1,224
Raw Materials and Supplies                    2,309         2,062
                                           ----------------------
Total                                      $  5,010     $   5,097

4.  MACHINERY LEASED TO LICENSEES:

      Accumulated depreciation netted against the cost of leased assets in the 2001 and 2000 Consolidated Balance Sheets is $1,526,000 and $1,521,000, respectively. Rental revenues for the fiscal years 2001, 2000, and 1999 were $105,000, $116,000 and $100,000, respectively, substantially all of which vary with lessees' production or shipments.

5.  PROPERTY, PLANT AND EQUIPMENT:

      The components of property, plant and equipment are summarized as follows:

                                                      (in thousands)

                                 2001         2000         Estimated Useful Life
                                 -----------------------------------------------
Land                           $  107       $  107                           N/A
Buildings                       1,176        1,176                   40-45 Years
Machinery & Equipment           6,145        5,034                    2-20 Years
Furniture & Fixtures              940          873                    2-10 years
Leasehold Improvements            557          526                             *
                               -------------------------------------------------
Total Cost                     $8,925      $ 7,716
Total Accumulated
Depreciation and Amortization  $4,994      $ 4,319


         *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

6.  LINES OF CREDIT:

      The Company maintains a $3,000,000 bank line of credit. The line, which expires December 31, 2001, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,933,000 at June 30, 2001) and all non- governmental receivables and inventory ($1,058,000 at June 30, 2001). At June 30, 2001, there was no borrowing against this line of credit and $3,000,000 available in additional borrowings.

      Interest is at the prime rate of 6.75% at June 30, 2001 The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at June 30, 2001. The covenants are subject to review at the end of each fiscal quarter.

7.  ACCRUED LIABILITIES:

      The components of accrued liabilities are:

                                                               (in thousands)
                                                             2001           2000
                                                             -------------------
Compensation                                               $  976        $   930
Pension Benefits (Note 8)                                      83            124
Retiree Health Benefits (Note 9)                              139            146
Interest Expense                                              236            159
Accrued Lease Payments (Note 17)                              105             83

                                                             2001           2000
                                                             -------------------
Deferred Service Revenues (Note 11)                           102
Deferred Grant Revenues (Note 16)                             240
Other                                                          82            117
                                                           ---------------------
Total                                                      $1,963        $ 1,559


8. PENSION PLANS:

      The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

                                                           (in thousands)
                                                     2001        2000       1999
                                                     ---------------------------
Benefits Earned for Service in the
Current Year                                      $   95      $  138     $  159
Interest on the Projected Benefit
Obligation                                           376         346        393
Return on Plan Assets                               (315)       (267)      (255)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses
Against Actuarial  Assumptions                       102         118        174
                                                  ------------------------------
Pension Expense                                   $  258      $  335     $  471

      The 1999 Consolidated Statements of Operations and Comprehensive Income
      (Loss) included as a part of the Restructuring and Realignment Costs (Note
      18), an estimated cost of $431,000 relating to the curtailment and settlement of pension liabilities for terminated employees ($220,000 of previously unrecognized prior service cost and $211,000 of previously unrecognized actuarial losses). The actuary computed the actual amounts as $309,000 ($193,000 for prior service cost and $116,000 for actuarial loss), and the Restructuring and Realignment Costs shown in the Consolidated Statements of Operations and Comprehensive Income (Loss) include an income item of $122,000 adjusting the previously recorded estimate to the actual amount.

      Below are various analyses and other information relating to the Company's pension liability, assets and expense as of June 30, 2001 and June 30, 2000, (all amounts are in thousands except for those indicated as percent):

Change in Benefit Obligation:                                 2001         2000
                                                             -------------------
Benefit Obligation at Beginning of Year                  $  5,226      $  5,722
Current Year Service Cost                                      95           138
Interest Cost on Projected Liability                          376           346
Benefit Payments                                             (466)         (499)
Curtailment of Liability for Terminated Employees                          (417)
Actuarial (Gain) Loss                                         285           (64)
Benefit Obligation at End of Year                        $  5,516      $  5,226


Change in Plan Assets:                                        2001         2000
                                                            --------------------
Fair Value of Plan Assets at Beginning of Year           $  4,139      $  3,881
Company Contributions                                         488           580
Actual Return on Plan Assets                                  153           352
MetLife Demutualization                                                     302
Benefit Payments                                             (466)         (499)
Settlement Payments to Terminated Employees                                (477)
Fair Value of Plan Assets at End of Year                 $  4,314      $  4,139


Reconciliation of Funded Status:                             2001          2000
                                                            --------------------
Funded Status                                            $ (1,205)     $ (1,087)
Unrecognized Transitional Amount                               41            81
Unrecognized Actuarial Loss                                 1,009           589
Unrecognized Prior Service Cost                                72           104
Net Amount Recognized                                    $    (83)     $   (313)


Amounts Recognized in the Consolidated Balance
Sheets:                                                      2001          2000
                                                            --------------------
Intangible Pension Asset                                 $     36      $     52
Deferred Tax Asset                                            289           222
Accumulated Other Comprehensive Loss                          560           430

Amounts Recognized in the Consolidated Balance
Sheets:                                                      2001          2000
                                                            --------------------
Accrued Pension Liability:
   Prepaid Benefit Cost                                       206            44
   Booked                                                    (289)         (357)
   Additional                                                (885)         (704)
Net Amount Recognized in Financial Statements            $    (83)     $   (313)



CERTAIN ACTUARIAL ASSUMPTIONS:                               2001          2000
                                                            --------------------
Assumed Discount Rate                                        7.0%          7.5%
Expected Long-Term Rate of Return on Plan Assets             7.0%          7.5%
Rate of Compensation Increase, For the One Plan Whose
Benefits Are Pay Related                                     5.5%          5.5%

      At June 30, 2001, one of the pension plans has a benefit obligation ($2,643,000) that is greater than its plan assets ($1,758,000) resulting in the additional liability of $885,000. At June 30, 2000, one of the pension plans has a benefit obligation ($2,569,000) that is greater than its plan assets ($1,865,000) resulting in the additional liability of $704,000.

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

      In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $69,000 at June 30, 2001 and $65,000 at July 1, 2000.

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

      The cost of retiree health benefits included in the 2001, 2000 and 1999 Statements of Operations and Comprehensive Income (Loss) was:

                                                         (in thousands)

                                               2001          2000          1999
                                            ------------------------------------
Benefits Earned for Current Service         $    19       $     8       $    35
Interest Cost on Accumulated Liability           28            14            24
Amortization of the July 4, 1993 Liability        4            14            14
                                            ------------------------------------
Total Cost                                  $    51       $    36       $    73


      An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see Note 7) at June 30, 2001 and July 1, 2000 is:

                                                               (in thousands)
                                                              2001         2000
Total Liability at Beginning of Year                      $    390      $   207
Liability for Current Service                                   19            8
Interest on Liability                                           28           14
Benefit Payments                                               (58)         (60)
Actuarial (Gain) Loss                                           (2)         221
Total Liability at End of Year                                 377          390
Less Unamortized Liability at July 4, 1993                     (55)         (59)
Unrecognized Gain (Loss)                                      (183)        (185)
Liability Recognized in the Consolidated Balance Sheets   $    139      $   146

      The assumed health care cost trend rate used to project expected future cost was 15% in 2001 and 2000, gradually decreasing to 6% by 2007 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 7% for 2001 and 7.5% for 2000 The effect of a 1% increase in the assumed health care cost trend rate for each future year would not have a significant effect on the service and interest cost components of the current period cost or on the accumulated liability.

10. INCOME TAXES:

      The Company accounts for the provision and liability for income taxes using Statement of Financial

      Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:
                                                               (in thousands)
                                                    2001       2000         1999
                                                    ----------------------------
Federal Provision (Benefit):
    Currently Payable (Refundable)               $   36      $  158     $  (158)
    Deferred                                        171         (83)       (252)
                                                 -------------------------------
    Total Federal                                   207          75        (410)
State Provision Currently Payable                   130          38          10
                                                 -------------------------------
Total Provision (Benefit)                        $  337      $  113     $  (400)


      A reconciliation of the effective income tax rate for the 2001, 2000 and 1999 fiscal years is as follows:


                                                    2001       2000       1999
                                                    ----------------------------
Statutory Federal Income Tax (Benefit) Rate          34%        34%        (34%)
Current Period Income of Puerto Rico
Subsidiary Substantially Exempt From Puerto
Rican and Federal Income Taxes                      (42%)      (25%)        (1%)
Deferred Tax Valuation Allowance                     20%
State Taxes, Net of Federal Tax Benefit               9%         5%          1%
Other                                                 2%         *           2%
Effective Income Tax (Benefit) Rate                  23%        14%        (32%)

 * less than 1%

      Income earned in Puerto Rico by the Company's Puerto Rican wholly-owned subsidiary was 90% exempt from Puerto Rican income tax through 2000. The Company has applied for, and expects to receive, a new multi-year tax exemption grant that will provide for a flat income tax rate of 4% and will eliminate the withholding tax (5%) on dividends paid. For the 2001 fiscal year, the provision for Puerto Rico income tax has been computed based upon the terms of the applied-for tax exemption grant. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act), passed by Congress on August 2, 1996 and subsequently signed by the President, terminated the federal tax credit on this income subject to a phase out for existing companies, for tax years beginning after December 31, 1996. Under the phase out, the Company should receive a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit will be limited, and will be completely eliminated starting with the 2007 fiscal year.


      The accumulated undistributed earnings ($4,941,000) through July 1, 2000 of this subsidiary are subject to the 5% Puerto Rican withholding tax when remitted to the parent Company as dividends. Accrued tax liabilities have been provided for the withholding tax reasonably expected to be paid in the future.

      Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2001 and 2000 are as follows:
                                                                (in thousands)
Deferred Tax Assets:                                            2001       2000
                                                                ----------------
Tax Effect of Pension Liability Charged Against Equity       $  289     $   222
Pension Cost Charged Against Financial Statement Income,
Not Yet Deducted From Taxable Income                                         79
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable Income           188        173
Additional Costs Inventoried for Tax Purposes                     61         54
Federal NOL Carryforward                                         583        399
State NOL Carryforward                                           335        285
Alternative Minimum Tax Credit                                    70         70
Other                                                             69         69
Deferred Tax Assets Before Valuation Allowance                 1,595      1,351
Valuation Allowance                                             (681)      (339)
Total Deferred Tax Assets                                        914      1,012
Deferred Tax Liabilities:
Depreciation Deducted From Taxable Income Not Yet
Charged Against Financial Statement Income                        85         78
Net Deferred Tax Assets                                      $   829    $   934

      Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

      The Company has operating loss carryforwards of $1,717,000, which begin to expire in 2019, available to reduce future federal taxable income. In addition, $4,849,000 of operating loss carryforwards, which begin to expire in 2013, are available to reduce certain future state taxable income.

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

      Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made if the Agreement is enforceable. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The amount of the estimated payment due in fiscal year 2003, discounted at a rate of 8.5%, is $347,000 at June 30, 2001.

      The Stock Repurchase Agreement, as drafted, provides that actual payments, if any, would only be made in the amount by which 60% of each fiscal year's net income exceeds a certain defined amount, calculated on a cumulative basis, and applying to fiscal years 1997 through 2002. The Note Payable has been calculated on this basis. The Company revised its estimate of the amount that might be paid during fiscal years 2001 and 2000. For fiscal year 2001, the revised estimate decreased the Note Payable and increased Retained Earnings by $355,000 (as required by generally accepted accounting principles for stock repurchases). For fiscal year 2000 during which there was a return to profitability, the revised estimate increased the Note Payable and decreased Retained Earnings by $392,000.

      The Stock Repurchase Agreement does not provide for the payment of interest. However, generally accepted accounting principles require that interest be imputed. Interest expense on the Stock Repurchase Agreement for the fiscal years 2001, 2000, and 1999 was $75,000, $3,000, and $10,000 respectively. Total payments under the note cannot exceed $1,531,000 and all obligations under the note terminate after the 2003 fiscal year payment.

      As part of an agreement for the Company providing certain technology and equipment to a customer, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided the customer. The Company recognized interest expense of $4,000 and service fee income of $2,000 related to this loan in fiscal year 2001. At June 30, 2001, Notes payable includes $198,000 for this note, and $102,000 is included in current liabilities as deferred service income.

12. STOCK OPTIONS:

      On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met. For fiscal year ending June 30, 2001, no shares became vested. Expiration of such options shall be the earlier of the fifth anniversary of the date on which such options vest or one year after the Chairman's separation from employment under the Agreement.

      The1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director Plan) provide for granting options to purchase 90,000 shares and 21,000 shares. At June 30, 2001 options have been granted for 70,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options.

      The1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director Plan) provide for granting options to purchase 99,000 shares and 16,000 shares. At June 30, 2001 options have been granted for 93,000 shares under the 1999 Employee Plan and 14,000 shares under the 1999 Director Plan.

      The1996 Stock Option Plan for Key Employees provides for granting options to purchase 60,000 shares. At June 30, 2001 options have been granted for 52,500 shares.

      Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. At June 30, 2001, all granted options under the 1999, 1997 and 1996 Plans are exercisable.

      Transactions involving these Plans for the last three fiscal years are summarized below:


                                                                       Weighted-
                                                No. of                   Average
Option Shares:                                  Shares            Exercise Price
Outstanding at June 27, 1998                   119,500                    $11.13
Expired                                         (1,500)                     5.50
Outstanding at July 3, 1999                    118,000                     11.20
Granted                                         81,000                      8.00
Forfeited                                       (9,000)                    12.00
Outstanding at July 1, 2000                    190,000                      9.80
Granted*                                        50,000                      9.13
Forfeited                                       (7,000)                     9.14
Outstanding at June 30, 2001                   233,000                     $9.67
* Not exercisable. All other shares shown are fully exercisable.

The following table summarizes information about fixed stock options outstanding at June 30, 2001:


                                                                Weighted-Average
                                                                       Remaining
            Range of Exercise     Weighted Average              Contractual Life
Number                 Prices       Exercise Price                      in Years
15,000                  $5.00                $5.00                           4.0
92,000          $12.00-$17.50               $12.12                           6.0
76,000                  $8.00                $8.00                           8.0
50,000*                 $9.13                $9.13                           9.0
* Not exercisable. All other shares shown are fully exercisable.

      Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," became effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net income
      (loss) and net income (loss) per share would have been changed to the pro forma amounts shown below for fiscal years 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                    2001      2000         1999
                                             -----------------------------------
Net Income (Loss), As Reported                  $  1,153    $  711     $   (837)
Net Income (Loss), Pro Forma                    $  1,124    $  562     $   (878)
Basic Earnings (Loss) Per Share, As Reported    $   0.99    $ 0.61     $  (0.72)
Basic Earnings (Loss) Per Share, Pro Forma      $   0.97    $ 0.48     $  (0.75)
Diluted Earnings (Loss) Per Share, As Reported  $   0.97    $ 0.61     $  (0.72)
Diluted Earnings (Loss) Per Share, Pro Forma    $   0.95    $ 0.48     $  (0.75)

      The fair value on the date options were granted was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                              2001         2000
                                                              ------------------
Expected Dividend Yield                                      4.384%       3.125%
Expected Stock Price Volatility                              31.53%       33.45%
Risk-Free Interest Rate                                       6.25%        5.83%
Expected Life of Options in Years                              5.0          3.0
Weighted-Average Fair Value of Options
Granted                                                      $2.27        $1.69

13.  EARNINGS PER SHARE:

      The Company computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS
      128), "Earnings per Share."Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            For the Fiscal Year Ended 6/30/01
                                      Net Income        Shares         Per-Share
                                      (Numerator)    (Denominator)        Amount

Basic EPS Available to Shareholders   $1,153,000        1,163,246         $0.99
Effect of Dilutive Stock-based
Compensation Arrangements                                  22,524
Diluted EPS Available to Shareholders $1,153,000        1,185,770         $0.97


                                             For the Fiscal Year Ended 7/1/00
                                      Net Income         Shares        Per-Share
                                      (Numerator)    (Denominator)        Amount

Basic EPS Available to Shareholders   $  711,000        1,163,246         $0.61
Effect of Dilutive Stock-based
Compensation Arrangements                                   5,310
Diluted EPS Available to Shareholders $  711,000        1,168,556         $0.61


                                             For the Fiscal Year Ended 7/3/99
                                      Net Income         Shares        Per-Share
                                      (Numerator)    (Denominator)        Amount

Basic EPS Available to Shareholders   $ (837,000)       1,163,246        ($0.72)
Effect of Dilutive Stock-based
Compensation Arrangements
(Note: N/A - Anti-dilutive)
Diluted EPS Available to Shareholders $ (837,000)       1,163,246        ($0.72)


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

      Information about the Company's revenues is as follows:

                                                       (in thousands)

                                               2001         2000           1999
                                               ---------------------------------
Sales of Footwear and Related Items        $ 18,979     $ 21,738       $ 20,913
Revenues from Licensees                         438          487            399
                                           -------------------------------------
Total Revenues by Major Product Group      $ 19,417     $ 22,225       $ 21,312

Revenues from U. S. Customers              $ 16,531     $ 20,740       $ 18,816
Revenues from International Customers         2,886        1,485          2,496
                                           -------------------------------------
Total Revenues by Geographic Region        $ 19,417     $ 22,225       $ 21,312

Location of Major International Customers:
Latin America                              $    976     $    212       $  1,252
Canada                                          853          195            833
Asia/Pacific                                    399          209       $    374
Mexico                                            1          281
United Kingdom                             $    579     $    509

Major Customer- U. S. Government           $ 13,962     $ 14,378       $ 14,246

      The Company does not have long-lived assets or operations in foreign countries. The categorization of revenues as being from international customers was based upon the final destination of products sold or services rendered.

15. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to are included in the period of settlement. There were no significant unsettled contract actions at June 30, 2001. There were no significant differences between estimated and actual amounts for contract actions settled in fiscal years 2001, 2000 and 1999.

16. GRANT MONEY RECEIVED AND CONTRACT CLAIM:

      The Company has received $400,000 ($100,000 in the 2001 fiscal year and $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its consolidation of footwear manufacturing operations in Puerto Rico. The grant requires the Company to maintain operations in Puerto Rico for five years. At June 30, 2001, two years of the required five years have passed. The 2001 Consolidated Statements of Operations and Comprehensive Income (Loss) include grant income of $160,000. The remaining $240,000 of deferred grant revenues (see note 7) will be amortized on a straight line basis over the next three fiscal years.

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

17. COMMITMENTS:

      Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum number of shares that could be purchased at June 30, 2001 is approximately 81,000.

      The Company has a non-cancelable operating lease with the Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 1, 2001 through June 30, 2009 are $1,245,000. Lease payments for each of the Company's five fiscal years ending after June 30, 2001 are: $120,000, $135,000, $150,000, $156,000 and $162,000. Lease expense for the Company's current Puerto Rican facility in the 2001 and 2000 fiscal years was $142,500 each year. Lease expense for the Company's former Puerto Rican facility in the 1999 was $59,000.

      At June 30, 2001, the Company had no significant commitments to purchase capital equipment.

18. RESTRUCTURING AND REALIGNMENT COSTS:

      In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company consolidated substantially all footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The restructuring plan was completed in fiscal year 2001.

      The execution of this plan, which started in early May 1999, resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla. Approximately 80 new personnel were added and trained in Aguadilla and the Aguadilla operations have been moved to a larger facility which incorporates the operations transferred from Waynesville. There were no Restructuring and Realignment Costs during the fiscal year ended June 30, 2001.

      Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal years 2000 and 1999 are as follows:


Fiscal Year Ending July 3,                                   Activity
1999:                                                         Charged
                             Period                  Total    Against    Accrued
                              Costs    Accrual    Expenses    Accrual    Balance
                             ---------------------------------------------------
Severance                             $764,000    $764,000 ($680,000)    $84,000
Employee Training Costs    $104,000                104,000
Equipment Relocation and
Installation                 84,000     35,000     119,000                35,000
Legal and Other              90,000                 90,000
                           -----------------------------------------------------
   Total                   $278,000   $799,000  $1,077,000 ($680,000)   $119,000



Fiscal Year Ending July 1,                                   Activity
2000:                                                         Charged
                             Period                  Total    Against    Accrued
                              Costs    Accrual    Expenses    Accrual    Balance
                             ---------------------------------------------------
Severance                ($122,000)    $32,000   ($90,000) ($116,000)
Employee Training Costs    186,000                186,000
Equipment Relocation and
Installation               103,000       5,000    108,000    (40,000)
Legal and Other            134,000                134,000
                         -------------------------------------------------------
    Total                 $301,000     $37,000   $338,000  ($156,000)

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and July 1, 2000 and the results of its operations and comprehensive income (loss) and its cash flows for each of the three fiscal years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

September 26, 2001

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                                  Fiscal Year 2001 Quarters

                                     First     Second      Third     Fourth
                                   ---------------------------------------------
Market Price Per Share-
High                               $10.750    $10.500    $10.300    $10.000
Low                                 $9.125     $9.250     $9.600     $9.000
Per Share Cash Dividend Declared                 $.20                  $.20


                                                  Fiscal Year 2000 Quarters

                                     First     Second      Third      Fourth
                                   ---------------------------------------------
Market Price Per Share-
High                                $8.125     $8.375     $8.125     $10.500
Low                                 $7.000     $7.000     $6.875      $7.250

Per Share Cash Dividend Declared                 $.10                   $.15



The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 17, 2001 was 248.



Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                                                  Fiscal Year 2001 Quarters

                                  First      Second         Third       Fourth
                                ------------------------------------------------
Revenues                        $ 5,065     $ 5,031        $ 4,154     $ 5,167
Cost of Sales and Services        3,932       4,075          3,483       3,993
Net Income                          451    (A)  335             44   (A)   323
Basic Earnings Per Share           0.39        0.29           0.04        0.28
Fully Diluted Per Share         $  0.38     $  0.28        $  0.04     $  0.27





                                                  Fiscal Year 2000 Quarters

                                  First      Second         Third       Fourth
                                ------------------------------------------------
Revenues                        $ 4,732     $ 4,559        $ 6,291     $ 6,643
Cost of Sales and Services        4,093       4,032          5,137       5,761
Net Income (Loss)             (B)  (191)  (C)   198       (B)  398    (B)  306
Basic Earnings (Loss) Per Share   (0.16)       0.17           0.34        0.26
Fully Diluted (Loss) Per Share  $ (0.16)    $  0.17        $  0.34     $  0.26


(A) Includes $100,000 in the second quarter and $60,000 in the fourth quarter for grant income received from the Puerto Rican government related to the consolidation of footwear manufacturing operations in Puerto Rico. See
      Note 16 to the Consolidated Financial Statements.

(B) Includes $359,000 in the first quarter, $19,000 in the third quarter and $7,000 in the fourth quarter, of restructuring and realignment costs. See
      Note 18 to the Consolidated Financial Statements.

(C) Includes $47,000 representing a restructuring credit due to the difference in the estimated and actual pension cost of terminated employees and realignment costs. See Note 18 to the Consolidated Financial Statements. Also, includes $203,000 for the contract claim discussed in Note 16 to the Consolidated Financial Statements.

Officers and Directors

HORACE AUBERRY
Chairman of the Board and Chief Executive Officer

ROLF KAUFMAN
Vice Chairman of the Board

DAVID LUTZ
President and Chief Operating Officer and Treasurer

FRED K. WEBB, Jr.
Vice President of Marketing

Officers

SVEN E. OBERG
V. P. - Engineering and Process Development

CHRIS CASTLEBERRY
V. P. - Technical Director

CHANDRA WIJEWICKRAMA
V. P. - Caribbean Operations

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Assistant Secretary and Controller

Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

JAMES T. EMERSON
Retired Engineer

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of IJL Wachovia

J. AARON PREVOST (Deceased, June 2001)
Retired Banker

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                    PART III

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 12, 2001, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)
-------  -----------------------------------------------------------------------

     The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------


Name                        Age     Office
----------------------- ---------- ---------------------------

Horace Auberry              70     Chairman of the Board of Directors, Chief
                                   Executive Officer
----------------------- ---------- --------------------------------------------

David Lutz, CPA             56      President, Treasurer and Director
----------------------- ---------- --------------------------------------------

Rolf Kaufman                71      Vice Chairman, Board of Directors
----------------------- ---------- --------------------------------------------

Sven Oberg                  62      Vice President-Engineering and Process
                                    Development
----------------------- ---------- --------------------------------------------

Chandra Wijewickrama        63      Vice President-Caribbean Operations
----------------------- ---------- --------------------------------------------

Chris Castleberry           28      Vice President-Technical Director
----------------------- ---------- --------------------------------------------

Fred K. Webb, Jr.           41      Vice President of Marketing
----------------------- ---------- --------------------------------------------

Richard A. Wood, Jr.        64      Secretary
----------------------- ---------- --------------------------------------------

Tammy Francis, CPA          42      Controller, Assistant Secretary
----------------------  ---------- --------------------------------------------

Mr. Lutz was elected to the office of President in 1996, previously serving as Secretary/ Treasurer. In 1996, Mr. Kaufman retired from the office of President and remains active as a consultant to the Company serving in the position as Vice Chairman, Board of Directors. Prior to being elected Vice President,
Engineering and Process Development, Mr. Oberg served as Vice President, Technical Director for more than five years. Mr. Wijewickrama has been an employee of the Company for thirty-seven years and was elected Vice President, Caribbean Operations in November, 2000. Mr. Castleberry has been an employee with the Company since April 2000 and was elected Vice-President, Technical Director in May 2001. From 1996 until 2000, he was a plant engineer for Converse Corporation, Inc. Mr. Webb has been a director since 1996 and an employee with the Company since August 1998. In February 1999, Mr. Webb was elected Vice President of Marketing. Mr. Webb was employed as an Accounting Team Leader with United Guaranty Corporation from 1989 until 1998. Prior to becoming Secretary of the Company in 1996, Mr. Wood served for more than the past five years as Assistant Secretary. Mr. Wood is a partner in the law firm of McGuire, Wood & Bissett, general counsel to the Company. Ms. Francis has been Controller since October, 1996 and was elected Assistant Secretary in November, 1998.

Executive officers are elected by the Board of Directors to serve a term of one year. There are no arrangements or understandings pursuant to which any of the officers are elected, and all are elected to serve for one year terms.

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------
         (Security Ownership)


Item 13. Certain Relationships and Related Transactions.  (Board of Directors/
-------  ----------------------------------------------
         Security Ownership)


Since the beginning of the 2001 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2001 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------


                                                                           Page
                                                                         Number
--------------------------------------------------------------------------------

The following consolidated financial statements of Wellco Enterprises,
Inc. are in the Registrant's 2001 Annual Report to Shareholders which is integrated into Part II of this Form 10-K immediately after page 5
--------------------------------------------------------------------------------

Consolidated Balance Sheet  - at June 30, 2001  and July 1, 2000         10-11*
--------------------------------------------------------------------------------

Consolidated Statements of Operations and Comprehensive Income (Loss) -
for the years ended June 30, 2001, July 1, 2000 and July 3, 1999             9*
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows - for the years ended June 30,
2001, July 1, 2000 and July 3, 1999                                      12-13*
--------------------------------------------------------------------------------

Consolidated Statements of Stockholders' Equity - for the years
ended June 30, 2001, July 1, 2000 and July 3, 1999                          14*
--------------------------------------------------------------------------------

Independent Auditors' Report                                                32*
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements                               15-31*
--------------------------------------------------------------------------------
* Page number in the 2001 Annual Report to Shareholders integrated in Part II of this Form 10-K.

2. Financial Statement Schedules
--------------------------------

All financial statement schedules are omitted because they are not applicable, not required, or the information contained is not material.


3. Exhibits
-----------
                                                                            Page
Exhibit Number  Description                                               Number


      3         Articles of Incorporation and By-Laws                       (a)
--------------- ----------------------------------------------------------------

      10        Material Contracts:
--------------- ----------------------------------------------------------------

                A. Bonus Arrangement*                                       (b)
--------------- ----------------------------------------------------------------

                B. 1996 Stock Option Plan for Key Employees of
                Wellco Enterprises, Inc.*                                   (c)
--------------- ----------------------------------------------------------------

                C. 1997 Stock Option Plan for Key Employees of
                Wellco Enterprises, Inc.*                                   (d)
--------------- ----------------------------------------------------------------

                D. 1997 Stock Option Plan for Non-Employee Directors
                of Wellco Enterprises, Inc.*                                (e)
--------------- ----------------------------------------------------------------

                E. 1999 Stock Option Plan for Key Employees of
                Wellco Enterprises, Inc.*                                   (f)
--------------- ----------------------------------------------------------------

                F. 1999 Stock Option Plan for Non-Employee Directors
                of Wellco Enterprises, Inc.*                                (g)
--------------- ----------------------------------------------------------------

                G.  Employment Agreement with Chairman of Wellco's
                Board of Directors*                                         (h)
--------------- ----------------------------------------------------------------

      21        Subsidiaries of Registrant                                   16
--------------- ----------------------------------------------------------------

* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy:

     Exhibit 3    $40.00
     Exhibit 10 A.  2.00
     Exhibit 10 B.  3.00
     Exhibit 10 C.  3.00
     Exhibit 10 D.  3.00
     Exhibit 10 E.  3.00
     Exhibit 10 F.  3.00
     Exhibit 10 G.  3.00
     Exhibit 10 H.  3.00
         (a) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 1995, and is incorporated herein by reference.

         (b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.
         (c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.
         (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (e)  Exhibit was filed as Exhibit B to the Proxy Statement dated
              October 17, 1997, and is incorporated herein by reference.
         (f)  Exhibit will be filed as Exhibit A to the Proxy Statement dated
              October 13, 2000, and is incorporated herein by reference.
         (g)  Exhibit will be filed as Exhibit B to the Proxy Statement dated
              October 13, 2000, and is incorporated herein by reference.
         (h)  Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 2000, and is incorporated herein by reference.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.


/s/ Horace Auberry
----------------------------------------------------------------------------

By: Horace Auberry, Chairman of the Board
of Directors (Principal Executive Officer)
----------------------------------------------------------------------------


/s/ David Lutz
----------------------------------------------------------------------------

By: David Lutz, President and Treasurer
(Principal Financial Officer)
----------------------------------------------------------------------------


/s/ Tammy Francis
----------------------------------------------------------------------------

By: Tammy Francis, Controller
 (Principal Accounting Officer)
----------------------------------------------------------------------------


Date: September 28, 2001




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Horace Auberry                          /s/ Rolf Kaufman
--------------------------------------------------------------------------------

Horace Auberry, Chairman                    Rolf Kaufman, Director
--------------------------------------------------------------------------------


/s/ David Lutz                              /s/ William M. Cousins, Jr.
--------------------------------------------------------------------------------

David Lutz, Director                        William M. Cousins, Jr. Director
--------------------------------------------------------------------------------


/s/ Fred K. Webb, Jr.
----------------------------

Fred K. Webb, Jr.,  Director
----------------------------



Date: September 28, 2001

                                                                     EXHIBIT 21

                            WELLCO ENTERPRISES, INC.
                         SUBSIDIARIES OF THE REGISTRANT



                                                            Percentage of Voting
                                Jurisdiction of              Securities Owned by
Name of Company                 Incorporation                   Immediate Parent
--------------------------------------------------------------------------------

Wellco Enterprises, Inc.        North Carolina                        Registrant
--------------------------------------------------------------------------------

Wholly-Owned Subsidiaries:
--------------------------------------------------------------------------------

Ro-Search, Incorporated         North Carolina                              100%
--------------------------------------------------------------------------------

Ro-Search International Inc.    Barbados, West Indies                   100% (1)
--------------------------------------------------------------------------------

Mo-Ka Shoe Corporation          Delaware                                    100%
--------------------------------------------------------------------------------


(1) Owned by Ro-Search, Incorporated.

All of the Registrant's wholly-owned subsidiaries are included in the consolidated financial statements.