Form 10-Q
period 2001-09-29
WELLCO ENTERPRISES INC
filed 2001-11-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2001

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

1,163,246 shares of $1 par value common stock were outstanding on November 13, 2001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2001










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 29, 2001 AND JUNE 30, 2001
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                     SEPTEMBER 29,      JUNE 30,
                                                              2001          2001
                                                     -------------      --------
CURRENT ASSETS:
      Cash and cash equivalents.....................     $    959      $    653
      Receivables ..................................        1,615         2,042
      Inventories-
          Finished goods ...........................        1,565         1,617
          Work in process ..........................        1,017         1,084
          Raw materials ............................        2,388         2,309
                                                         ---------     ---------
          Total ....................................        4,970         5,010
      Deferred taxes and prepaid expenses ..........          433           255
                                                         ---------     ---------
      Total ........................................        7,977         7,960
                                                         ---------     ---------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           32            34

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        6,239         6,145
      Furniture and automobiles ....................          955           940
      Leasehold improvements .......................          560           557
                                                         ---------     ---------
      Total cost ...................................        9,037         8,925
      Less accumulated depreciation and
         amortization ..............................       (5,209)       (4,994)
                                                         ---------     ---------
      Net ..........................................        3,828         3,931
                                                         ---------     ---------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 1) ........          228           228
      Intangible pension asset .....................           36            36
                                                         ---------     ---------
      Total ........................................          264           264

DEFERRED TAXES .....................................          598           598
                                                         ---------     ---------

TOTAL ..............................................     $ 12,699      $ 12,787
                                                         =========     =========





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 29, 2001 AND JUNE 30, 2001
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                     SEPTEMBER 29,      JUNE 30,
                                                              2001          2001
                                                     -------------      --------

CURRENT LIABILITIES:
      Accounts payable .............................     $  1,384      $  1,177
      Accrued compensation .........................        1,111         1,115
      Accrued pension ..............................           64            83
      Accrued income taxes .........................          699           732
      Current portion of note payable (Note 5) .....          347
      Other liabilities (Note 4) ...................          729           765
                                                         ---------     ---------
      Total ........................................        4,334         3,872
                                                         ---------     ---------

LONG-TERM LIABILITIES:
      Pension obligation ...........................          885           885
      Note payable .................................          200           545

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,164         1,164
      Additional paid-in capital ...................          192           192
      Retained earnings ............................        6,484         6,689
      Accumulated other comprehensive loss .........         (560)         (560)
                                                         ---------     ---------
      Total ........................................        7,280         7,485
                                                         ---------     ---------

TOTAL ..............................................     $ 12,699      $ 12,787
                                                         =========     =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                    SEPTEMBER 29,  SEPTEMBER 30,
                                                             2001           2000
                                                    -------------  -------------

REVENUES .......................................    $     3,570     $     5,065
                                                    ------------    ------------

COSTS AND EXPENSES:
      Cost of sales and services ...............          3,207           3,932
      General and administrative expenses ......            590             553
                                                    ------------    ------------
      Total ....................................          3,797           4,485
                                                    ------------    ------------

GRANT INCOME (Note 4) ..........................             20            --
                                                    ------------    ------------

OPERATING INCOME (LOSS) ........................           (207)            580

INTEREST EXPENSE ...............................             (4)            (53)

INTEREST INCOME ................................             11               3
                                                    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............           (200)            530

PROVISION FOR INCOME TAXES .....................              5              79
                                                    ------------    ------------

NET INCOME (LOSS) ..............................    $      (205)    $       451
                                                    ============    ============


BASIC EARNINGS (LOSS) PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $     (0.18)    $      0.39
                                                    ============    ============
      Shares used in computing basic
      earnings per share .......................      1,163,246       1,163,246
                                                    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding and dilutive stock
       options .................................    $     (0.18)    $      0.38
                                                    ============    ============
      Shares used in computing diluted
      earnings per share .......................      1,163,246       1,186,436
                                                    ============    ============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                 (in thousands)
                                                            (unaudited)
                                                     SEPTEMBER 29, SEPTEMBER 30,
                                                              2001          2000
                                                     ------------- -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...............................     $  (205)     $   451
                                                           --------     --------
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization ..............         217          203
          (Increase) decrease in-
                Receivables ..........................         427          962
                Inventories ..........................          40          283
                Other current assets .................        (176)        (176)
          Increase (decrease) in-
                Accounts payable .....................         207          580
                Accrued liabilities ..................          (4)          73
                Accrued income taxes .................         (33)          85
                Pension obligation ...................         (19)         (59)
                Other ................................         (36)          28
                                                           --------     --------
     Total adjustments ...............................         623        1,979
                                                           --------     --------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................         418        2,430
                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (112)        (427)
                                                           --------     --------
NET CASH USED IN INVESTING ACTIVITIES ................        (112)        (427)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term borrowings ........        --         (1,700)
     Principal payments of bank note payable .........        --            (36)
                                                           --------     --------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................        --         (1,736)
                                                           --------     --------


NET INCREASE IN CASH .................................         306          267

CASH AT BEGINNING OF PERIOD ..........................         653           73
                                                           --------     --------

CASH AT END OF PERIOD ................................     $   959      $   340
                                                           ========     ========




                            (continued on next page)
                                      -6-

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                 (in thousands)
                                                            (unaudited)
                                                     SEPTEMBER 29, SEPTEMBER 30,
                                                              2001          2000
                                                     ------------- -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................       $      4     $    18
          Income taxes .............................             40          --
                                                           =========    ========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 29, 2001
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock
                                    ----------------   Additional
                                               Par        Paid-In       Retained
                                    Shares    Value       Capital       Earnings
                                    --------------------------------------------
BALANCE AT JUNE 30, 2001         1,163,246  $ 1,164         $ 192       $ 6,689

Net loss for the fiscal three
months ended September 29, 2001                                            (205)
                                 -----------------------------------------------

BALANCE AT SEPTEMBER 29, 2001    1,163,246  $ 1,164         $ 192       $ 6,484
                                 -----------------------------------------------



                                    Accumulated
                                          Other
                                  Comprehensive
                                           Loss
                                  -------------

ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JUNE 30, 2001                      $ (560)

Change for the fiscal three
months ended September 29, 2001             -
                                  -------------

BALANCE AT SEPTEMBER 29, 2001           $ (560)
                                  -------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 29, 2001
              ----------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      New Accounting Pronouncements

      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). The Company has not yet determined the probability of an impairment loss being required, once SFAS No. 142 becomes effective.


      In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for the Company's 2003 fiscal year which starts June 30, 2002. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

2.    LINES OF CREDIT:

      The Company maintains a $3,000,000 bank line of credit. The line, which expires December 31, 2001, is expected to be renewed. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,693,000) and all non-governmental accounts receivable and inventory ($656,000). At September 29, 2001 and June 30, 2001, there was no borrowing on the line of credit.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at September 29, 2001.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Three Months Ended 9/29/01
                                              ----------------------------------
                                              Net Loss     Shares      Per-Share
                                            (Numerator) (Denominator)     Amount

Basic EPS Available to Shareholders          $205,000     1,163,246      $(0.18)
                                             -----------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements (Note: N/A - Anti-dilutive)
Diluted EPS Available to Shareholders        $205,000     1,163,246      $(0.18)
                                             -----------------------------------


                                              For the Three Months Ended 9/30/00
                                              ----------------------------------
                                              Net Income   Shares      Per-Share
                                             (Numerator) (Denominator)    Amount
                                             -----------------------------------

Basic EPS Available to Shareholders          $451,000     1,163,246      $0.39
Effect of Dilutive Stock-based Compensation
Arrangements                                                 23,190
Diluted EPS Available to Shareholders        $451,000     1,186,436      $0.38
                                             -----------------------------------


4.    GRANT INCOME:

      The Company has received $400,000 ($100,000 in the 2001 fiscal year and $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of footwear manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant requires the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). The grant proceeds have been deferred and are amortized on a straight line basis over the five year period. The Consolidated Statements of Operations for the three months ended September 29, 2001 include an income item of $20,000 from this grant.


5.   NOTE PAYABLE:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. The Stock Repurchase Agreement provides that certain additional payments based on net income through Wellco's fiscal year 2002 may be made to Coronet and Affiliates.

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

      Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made based on actual and projected cumulative net income through fiscal year 2002. Since the date of stock repurchase, Wellco's Consolidated Balance Sheets have included a Note Payable representing the present value of the estimated amounts that would be paid if the Agreement is enforceable. The estimated amount due in fiscal year 2003, discounted at a rate of 8.5%, is $347,000 at September 29, 2001 and has been classified as a current liability.

                          PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Comparing the Three Months Ended September 29, 2001 and September 30, 2000:

For the three months ended September 29, 2001 (current period), Wellco had a net loss of $205,000 compared to a net income of $451,000 in the prior year three month period ended September 30, 2000 (prior period). The current period loss was primarily caused by a significant reduction in revenues.


      o Total revenues in the current period decreased by almost 30% as compared to the prior three month period. The primary reason for this decrease was a 28% decrease in boot orders received from the
               U. S. government. The lower level of orders was a result of budget limitations at the end of the government's 2001 fiscal year, which did not exist in the prior period.

               Revenues from sales of boot manufacturing equipment and materials to licensees also decreased in the current period. These sales vary with the needs of existing licensees and the licensing of new customers.

      o Cost of sales and services in the current period decreased only 18%. Fixed costs such as depreciation and certain semi-variable costs such as fringe benefits and maintenance expenses do not decrease proportionately to a temporary decrease in revenues. Also, the gross profit margin on boot sales was adversely affected by a significant increase in leather prices. In addition, the cost of many other raw materials have increased following a rather lengthy period of little or no increase.

      o General and administrative expenses increased $37,000 in the current period. Legal and travel expenses increased because the Company is exploring additional product lines.

      o The Consolidated Statements of Operations for the three months ended September 29, 2001 include grant income of $20,000. The Company has received $400,000 from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of footwear manufacturing operations in Puerto Rico. The grant requires the Company to maintain operations in Puerto Rico for five years and the grant income is amortized on a straight line basis over the five year period.

The rate of tax provision for income taxes for the quarter ended September 29, 2001 was 3% compared to a 15% rate of tax for the quarter ended September 30, 2000. The Company is taxable in two jurisdictions and the current period tax provision represents taxes in the jurisdiction which generated taxable income in the period. As to the other jurisdiction, a valuation allowance offset the deferred tax asset related to its loss. General accepted accounting principles require reducing deferred tax assets when it is more likely than not, that deferred tax assets will not be used to reduce future taxable income.

Forward Looking Information:

Since the terrorist attacks on September 11, 2001, Wellco has received larger than normal boot orders from the U. S. Department of Defense totaling 122,000 pairs, with delivery dates extending until mid- February, 2002. To meet this delivery schedule, Wellco has increased its production rate to a level approximately double the rate prior to these orders. The Company believes these larger orders are designed to increase the number of immediately available boots, and the events that will determine if large orders will continue are not known to the Company.

Wellco is presently shipping boots under the fourth and final option year of its
U. S. government Direct Molded Sole (DMS) boot contract which covers the period from April 16, 2001 to April 15, 2002. The government recently announced a new solicitation, to be issued about November 30, 2001, which would result in contracts to supply the DMS boot for the five years following April 15, 2002. It is expected that solicitation responses will be due on January 30, 2002.

On March 5, 2001 Wellco submitted a solicitation response to supply the Infantry Combat Boot (ICB) for a one year period with four one-year options. The solicitation provides for a small annual quantity to be supplied to the Marine Corps. A subsequent modification to this solicitation extended the contract award date to January 13, 2002.

In October, 2001 Wellco submitted a response to a U. S. government solicitation for the supply of berets to U. S. Armed Forces personnel. Two contracts are expected to be awarded in January, 2002, with the first delivery being ten months after contract award. Each contract will require the delivery of almost 2,000,000 berets in the base term of twenty-four months following the first delivery. Each contract will have three options for a term of one year each for a smaller quantity of berets.

As with any solicitation, the Company cannot predict with certainty its success in receiving a contract from the above solicitations.

Wellco has received a U.S. government contract to supply 3,800 anti-personnel mine protective overboots, with delivery in fiscal year 2002 and 2003.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). The Company has not yet determined the probability of an impairment loss being required, once SFAS No. 142 becomes effective.

In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long- lived assets. The statement is effective for the Company's 2003 fiscal year which starts June 30, 2002. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

The following table summarizes, at the end of the most recent fiscal three months and the last fiscal year, the amounts of cash and unused line of credit:


                                                     (in thousands)
                                     September 29, 2001           June 30, 2001
                                     ------------------------------------------
Cash and Cash Equivalents                          $959                    $653
Unused Line of Credit                             3,000                   3,000
                                     ------------------------------------------
Total                                            $3,959                  $3,653


The increase in cash at September 29, 2001 resulted primarily from cash provided by operations during the first quarter of fiscal year 2002.

The following table summarizes the major sources (uses) of cash for the three months ended September 29, 2001:

                                                                (in thousands)
                                                              September 29, 2001
                                                              ------------------
Net Loss Excluding Depreciation                                             $12
Net Change in Accounts Receivable, Inventories,
Accounts Payable, Accrued Liabilities, and Accrued
Income Taxes                                                                637
Other                                                                      (231)
                                                                           -----
Net Cash Provided by Operations                                             418
Cash Used to Purchase Plant and Equipment                                  (112)
                                                                           -----
Net Increase  in Cash and Cash Equivalents                                 $306

In the quarter ended September 29, 2001, cash provided by operations was $418,000. This primarily resulted from a reduction in accounts receivable ($427,000), an increase in accounts payable ($207,000) and was partially offset with a decrease in other liabilities ($231,000). Cash from operations was primarily used to purchase equipment and to invest in short-term interest earning instruments.

The bank line of credit, which provides for total borrowing of $3,000,000, will expire and be subject to renewal on December 31, 2001. There was no borrowing under the line of credit at September 29, 2001. The Company expects to continue to rely on this bank line of credit.

If the Company receives a contract award from the beret solicitation discussed above, an investment in machinery of approximately $800,000 will be made. Existing cash, cash from future operations and the bank line of credit should be adequate to meet this cash need.

At September 29, 2001, the Company had no significant commitments to purchase capital equipment. The Company does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.


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

November 13, 2001