Form 10-Q
period 2001-12-29
WELLCO ENTERPRISES INC
filed 2002-02-13
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2001

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

1,180,746 shares of $1 par value common stock were outstanding on February 12, 2002.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 29, 2001










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 29, 2001 AND JUNE 30, 2001
                                 (in thousands)

                                                            ASSETS

                                                        (unaudited)
                                                       DECEMBER 29,     JUNE 30,
                                                               2001         2001
                                                       ------------     --------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $    900      $    653
      Receivables ..................................        1,922         2,042
      Inventories-
          Finished goods ...........................        1,799         1,617
          Work in process ..........................        1,041         1,084
          Raw materials ............................        2,639         2,309
                                                         --------      --------
          Total ....................................        5,479         5,010
      Deferred taxes and prepaid expenses ..........          391           255
                                                         --------      --------
      Total ........................................        8,692         7,960
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           31            34

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        6,447         6,145
      Furniture and automobiles ....................          957           940
      Leasehold improvements .......................          560           557
                                                         --------      --------
      Total cost ...................................        9,247         8,925
      Less accumulated depreciation and
         amortization ..............................       (5,423)       (4,994)
                                                         --------      --------
      Net ..........................................        3,824         3,931
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 1) ........          228           228
      Intangible pension asset .....................           36            36
                                                         --------      --------
      Total ........................................          264           264

DEFERRED TAXES .....................................          598           598
                                                         --------      --------

TOTAL ..............................................     $ 13,409      $ 12,787
                                                         ========      ========








                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 29, 2001 AND JUNE 30, 2001
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (unaudited)
                                                       DECEMBER 29,     JUNE 30,
                                                               2001         2001
                                                       ------------     --------

CURRENT LIABILITIES:
      Accounts payable .............................     $  1,783      $  1,177
      Accrued compensation .........................          957         1,115
      Accrued pension ..............................           25            83
      Accrued income taxes .........................          715           732
      Cash dividend payable ........................          235          --
      Other liabilities (Notes 4 and 5 ) ...........          452           765
                                                         --------      --------
      Total ........................................        4,167         3,872
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................          885           885
      Notes payable (Note 5) .......................          200           545

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,178         1,164
      Additional paid-in capital ...................          298           192
      Retained earnings ............................        7,241         6,689
      Accumulated other comprehensive loss .........         (560)         (560)
                                                         --------      --------
      Total ........................................        8,157         7,485
                                                         --------      --------

TOTAL ..............................................     $ 13,409      $ 12,787
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                     DECEMBER 29,   DECEMBER 30,
                                                             2001           2000
                                                     ------------   ------------

REVENUES .......................................    $     9,960     $    10,096
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          8,456           8,007
      General and administrative expenses ......          1,303           1,206
                                                    -----------     -----------
      Total ....................................          9,759           9,213
                                                    -----------     -----------

GRANT INCOME (Note 4) ..........................             40             100
                                                    -----------     -----------

OPERATING INCOME ...............................            241             983

INTEREST EXPENSE ...............................            (24)           (113)

INTEREST INCOME (Note 5) .......................            254              15
                                                    -----------     -----------

INCOME  BEFORE INCOME TAXES ....................            471             885

PROVISION FOR INCOME TAXES .....................             31              99
                                                    -----------     -----------

NET INCOME .....................................    $       440     $       786
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.38     $      0.68
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,165,313       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
       options .................................    $      0.37     $      0.66
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,200,610       1,186,289
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                    DECEMBER 29,    DECEMBER 30,
                                                            2001            2000
                                                    ------------    ------------
REVENUES .......................................    $     6,390     $     5,031
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          5,249           4,075
      General and administrative expenses ......            713             653
                                                    -----------     -----------
      Total ....................................          5,962           4,728
                                                    -----------     -----------

GRANT INCOME (Note 4) ..........................             20             100
                                                    -----------     -----------

OPERATING INCOME ...............................            448             403

INTEREST EXPENSE ...............................            (20)            (60)

INTEREST INCOME (Note 5) .......................            243              12
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................            671             355

PROVISION  FOR INCOME TAXES ....................             26              20
                                                    -----------     -----------

NET INCOME .....................................    $       645     $       335
                                                    ===========     ===========


BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.55     $      0.29
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,167,312       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
       options .................................    $      0.53     $      0.28
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,219,485       1,186,068
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
                                 (in thousands)
                                                             (unaudited)
                                                       DECEMBER 29, DECEMBER 30,
                                                               2001         2000
                                                       ------------ ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   440      $   786
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization ..............         433          407
          Non-cash reduction in accrued
          interest ...................................        (234)        --
          (Increase) decrease in-
                Receivables ..........................         120        1,355
                Inventories ..........................        (469)        (403)
                Other current assets .................        (134)        (131)
          Increase (decrease) in-
                Accounts payable .....................         606          174
                Accrued liabilities ..................        (158)        (169)
                Accrued income taxes .................         (17)          97
                Pension obligation ...................         (59)        (135)
                Other ................................         (79)          36
                                                           -------      -------
     Total adjustments ...............................           9        1,231
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................         449        2,017
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (322)        (575)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES ................        (322)        (575)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term borrowings ........        --         (1,015)
     Principal payments of bank note payable .........        --            (36)
     Stock option exercise ...........................         120         --
                                                           -------      -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................         120       (1,051)
                                                           -------      -------


NET INCREASE IN CASH .................................         247          391

CASH AT BEGINNING OF PERIOD ..........................         653           73
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   900      $   464
                                                           =======      =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
                                 (in thousands)
                                                             (unaudited)
                                                       DECEMBER 29, DECEMBER 30,
                                                               2001         2000
                                                       ------------ ------------





SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .....................................       $ 24        $ 42
          Income taxes .................................         50           9
NONCASH DIVIDEND ACCRUAL ...............................       $235        $233
NONCASH DECREASE IN NOTE PAYABLE (NOTE 5) ..............       $347
                                                               ====        ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 29, 2001
                     (in thousands except number of shares)
                                   (unaudited)


                                         Common Stock   Additional
                                                    Par    Paid-In      Retained
                                       Shares     Value    Capital      Earnings
                                  ----------------------------------------------
BALANCE AT JUNE 30, 2001            1,163,246   $ 1,164      $ 192      $ 6,689

Net income for the fiscal six
 months ended December 29, 2001                                             440
                                  ----------------------------------------------
Adjustment of note payable issued
 for stock repurchase (Note 5 )                                             347
Exercise of stock options              14,000        14        106
Cash dividend  ($.20 per share)                                            (235)
                                  ----------------------------------------------

BALANCE AT DECEMBER 29, 2001        1,177,246   $ 1,178      $ 298      $ 7,241
                                  ----------------------------------------------



                                    Accumulated
                                          Other
                                  Comprehensive
                                           Loss
                               ----------------
ADDITIONAL PENSION LIABILITY,
 NET OF TAX, BALANCE
 AT JUNE 30, 2001                       $ (560)

Change for the fiscal six
 months ended December 29, 2001             -
                               ----------------

BALANCE AT DECEMBER 29, 2001            $ (560)
                               ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 29, 2001
                -------------------------------------------------


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

2.    LINES OF CREDIT:

      The Company maintains a $3,000,000 bank line of credit. The line was renewed recently and will expire December 31, 2002 . This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,728,000) and all non-governmental accounts receivable and inventory ($624,000). At December 29, 2001 and June 30, 2001, there were no borrowings on the line of credit.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at December 29, 2001.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             For the Six Months Ended 12/29/01
                                             ---------------------------------
                                           Net Income     Shares       Per-Share
                                          (Numerator)  (Denominator)      Amount
                                          -----------  -------------   ---------

Basic EPS Available to Shareholders        $440,000     1,165,313         $0.38
Effect of Dilutive Stock-based
Compensation Arrangements                                  35,297
                                           -------------------------------------
Diluted EPS Available to Shareholders      $440,000     1,200,610         $0.37


                                             For the Six Months Ended 12/30/00
                                             ---------------------------------
                                           Net Income     Shares       Per-Share
                                          (Numerator)  (Denominator)      Amount
                                          --------------------------------------

Basic EPS Available to Shareholders        $786,000     1,163,246         $0.68
Effect of Dilutive Stock-based
Compensation Arrangements                                  23,043
                                           -------------------------------------
Diluted EPS Available to Shareholders      $786,000     1,186,289         $0.66


                                           For the Three Months Ended 12/29/01
                                           -----------------------------------
                                           Net Income     Shares       Per-Share
                                          (Numerator)  (Denominator)      Amount
                                          --------------------------------------

Basic EPS Available to Shareholders        $645,000     1,167,312         $0.55
Effect of Dilutive Stock-based
Compensation Arrangements                                  52,173
                                          --------------------------------------
Diluted EPS Available to Shareholders      $645,000     1,219,485         $0.53

                                          For the Three  Months Ended 12/30/00
                                          ------------------------------------
                                           Net Income     Shares       Per-Share
                                          (Numerator)  (Denominator)      Amount
                                          --------------------------------------

Basic EPS Available to Shareholders        $335,000     1,163,246         $0.29
Effect of Dilutive Stock-based
Compensation Arrangements                                  22,822
                                           -------------------------------------
Diluted EPS Available to Shareholders      $335,000     1,186,068         $0.28


4.    GRANT INCOME:

      The Company has received $400,000 ($100,000 in the 2001 fiscal year and $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of footwear manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant requires the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). The grant proceeds have been deferred and are amortized on a straight line basis over the five year period. The Consolidated Statements of Operations for the three and six months ended December 29, 2001 include an income item from this grant of $20,000 and $40,000 respectively, and the prior year three and six month periods ended December 30,2000 included $100,000.

5.   NOTE PAYABLE:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded a defined amount.

      Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made. Actual and projected cumulative net income through fiscal year 2002 (the current fiscal year) is less than the defined amount cumulative net income has to exceed. Consequently, the previously recorded $347,000 Note Payable for the estimated additional payment liability was reversed and Stockholders' Equity was increased by this amount.

      Since its stock repurchase, Wellco, using generally accepted accounting principles, has accrued imputed interest expense on the estimated additional payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and the Consolidated Statements of Operations includes interest income for this amount.

6.  COMMITMENTS:

      At December 29, 2001, the Company had a $180,000 commitment to purchase capital equipment.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparing the Six Months Ended December 29, 2001 and December 30, 2000:

For the six months ended December 29, 2001 (current period), Wellco had net income of $440,000 compared to a net income of $786,000 in the prior year six month period ended December 30, 2000 (prior period). The major reasons for the decrease in net income are:

      o Total revenues in the current period decreased by $136,000 as compared to the prior period. The large increase in boot sales to the U.S. Department of Defense that occurred after September 11, 2001 was offset by a low level of sales to them during the first three months of this six month period. In addition, sales of certain footwear manufacturing equipment and raw materials, which vary with the needs of existing licensees and the licensing of new customers, were significantly less in the current period.

      o Although revenues decreased only $136,000, Cost of Sales and Services in the current period increased by $449,000. For the last several months, the price of leather, which fluctuates with hide markets, increased significantly. In addition, the cost of many other raw materials have increased following a rather lengthy period of little or no increase. In addition, employee group health insurance costs, for which the Company is self funded, increased $78,000.

      o Interest expense decreased $89,000 primarily because a bank line of credit was not used in the current period.

      o The Consolidated Statements of Operations for the current period includes grant income of $40,000 and the prior period included $100,000. In the prior period the Company received $100,000 representing partial payment from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of footwear manufacturing operations in Puerto Rico. Final payment of $300,000 was received on July 2, 2001. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five year period, thus, resulting in a cumulative catch-up adjustment when the proceeds were received in the prior period.

      o Net income in the current period includes interest income of $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 5).
               This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At December 29, 2001, Wellco projects that no additional payments will be made and the previously accrued interest, as well as the previously accrued liability for these payments, were reversed in the current period.

The rate of tax provision for income taxes for the current period was 6% compared to 12% for the prior period. The Company is taxable in two jurisdictions, and the current period tax provision represents taxes in the jurisdiction which generated taxable income in the period. As to the other jurisdiction, a valuation allowance offset the deferred tax asset related to its loss.

Comparing the Three Months Ended December 29, 2001 and December 30, 2000:

For the three months ended December 29, 2001 (current period), Wellco had net income of $645,000 compared to a net income of $335,000 in the prior year three month period ended December 30, 2000 (prior period). The major reasons for the increase in net income are:


      o Total revenues in the current period increased by $1,359,000 as compared to the prior period, primarily because of a significant increase in boots sold to the U. S. Department of Defense. After the terrorist attacks on September 11, 2001, Wellco received larger than normal boot orders from the U. S. Department of Defense along with a request to expedite production of these orders. In response, Wellco increased its production rate through December, 2001 to a level approximately double the rate prior to these orders.

      o Cost of Sales and Services in the current period increased by $1,174,000, resulting in a $185,000 increase in gross profit. Compared to the prior period, the current period was adversely affected by leather price increases and increased costs for other raw materials.

      o Interest expense decreased $40,000 primarily because a bank line of credit was not used in the current period.

      o The Consolidated Statements of Operations for the current period includes grant income of $20,000 and the prior period included $100,000. In the prior period the Company received $100,000 representing partial payment from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of footwear manufacturing operations in Puerto Rico. Final payment $300,000 was received on July 2, 2001. The grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five year period.

      o Net income in the current period includes interest income of $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 5). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. During these six fiscal years, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At December 29, 2001, Wellco projects that no additional payments will be made and the previously accrued interest, as well as the previously accrued liability for these payments, were reversed in the current period.

Forward Looking Information:

Wellco is in the fifth and final year of its U. S. Department of Defense
(DOD)contract to provide all-leather combat and hot weather boots manufactured using the Direct Molded Sole (DMS) process. For the last four years, this contract has been the major source of the Company's operations.

The final year of this contract expires on April 15, 2002 and, with contractor agreement, shipment can be made after that date for boots ordered prior to that date. As of January 1, 2002, Wellco had un-shipped orders under this contract for approximately 80,000 pairs of DMS boots, and DOD has the option to order an additional 10,000 pairs before reaching the maximum pairs that can be ordered in the final year. The maximum 90,000 pairs is 26% less than the pairs Wellco shipped DOD in the period July through December, 2001, the first six months of fiscal year 2002.

DOD has announced that it will soon issue a new solicitation to purchase DMS boots. Based on the most recently availabe information, the Company believes that any period of time between the completion of shipments under the current contract and the award of contracts from the new soliciation will not be extensive. However, if this period is extensive, operating results, starting in the fourth quarter of fiscal year 2002, would be adversely effected.

The U. S. Army has approved replacing its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB), which is presently used only by the Marine Corps. As a result of this change, the DMS solicitation announcement shows that total pairs of boots to be purchased under the resulting contracts are approximately half the totals purchased under Wellco's current contract. However, DOD has also announced that it will soon issue a new solicitation to purchase the ICB boot for the U. S. Army.

Wellco believes that if it is awarded a contract from both the DMS and ICB boot solicitations, any adverse effect on future operating results, related to the Army's replacement of the all-leather combat boot with the ICB boot, will not be substantial. If a contract is awarded Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation, future operating results would be adversely affected.

In October, 2001 Wellco submitted a response to a U. S. government solicitation for the supply of berets to U. S. Armed Forces personnel. More recently, Wellco was informed that its response is in the competitive range, and on February 5, 2002, Wellco submitted its final bid prices. Award is expected by March 5, 2002. Under the resulting contract, delivery will begin not later than ten months after contract award and will require the delivery of almost 2,000,000 berets in the base term of twenty-four months. The contract will have three options, exercisable at the sole discretion of the government, each for a term of one year for a smaller quantity of berets.

In January, 2002 Wellco submitted a solicitation response to provide an extreme cold weather boot used by the U. S. Air Force. The solicitation requires the contractor to supply 18,384 pairs of this boot during the first year. It also provides for two option years, exercisable at the sole discretion of the government, each for a term of one year for a smaller quantity of boots. Wellco believes that the contract will be awarded in thirty to sixty days.

As with any solicitation, the Company cannot predict with certainty its success in receiving a contract from any of the above solicitations.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                          (in thousands)

                                       December 29, 2001           June 30, 2001
                                       -----------------           -------------
Cash and Cash Equivalents                           $900                   $653
Unused Line of Credit                              3,000                  3,000
                                                   -----                  -----
Total                                             $3,900                 $3,653


The increase in cash at December 29, 2001 resulted primarily from cash provided by operations during the first six months of fiscal year 2002. The following table summarizes the major sources (uses) of cash for the six months ended December 29, 2001:

                                                                (in thousands)

                                                               December 29, 2001
                                                               -----------------
Net Income Excluding Depreciation, Amortization and
Non-cash Reduction in Accrued Interest                                     $639
Net Change in Accounts Receivable, Inventories,
Deferred Taxes and Prepaid Expenses, Accounts
Payable, Accrued Liabilities, Accrued
Income Taxes, and Other Liabilities                                        (190)
Net Cash Provided by Operations                                             449
Cash Used to Purchase Plant and Equipment                                  (322)
Cash Provided by Exercise of Stock Options                                 $120
Net Increase  in Cash and Cash Equivalents                                 $247

During the six months ended December 29, 2001, cash provided by operations was $449,000. The primary increases in operating cash arose from net income plus non-cash depreciation, amortization and non-cash reduction in accrued interest ($639,000), increased accounts payable ($606,000) and a reduction in accounts receivable ($120,000). The primary decreases in operating cash arose from an increase in inventory ($469,000), and a reduction in accrued compensation ($158,000).Cash from operations was primarily used to purchase equipment, and excess cash is invested in short-term interest earning instruments.

If the Company receives a contract award from the beret solicitation discussed above, an investment in machinery, estimated to be between $600,000 and $800,000 will be made. A bank has expressed interest in arranging a term loan to finance this equipment.

Liquidity would be adversely affected if there is a significant period of time between the completion of Wellco's current DMS contract and the government's award of contracts from the new solicitation. Although Wellco believes this period of time will not be significant, it cannot reasonably estimate how long it will be.

The bank line of credit, which provides for total borrowing of $3,000,000, was recently renewed and will expire on December 31, 2002. There was no borrowing under the line of credit at December 29, 2001. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is operating cash flow, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit.

Other than the above, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.


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

Item 1.        Legal Proceedings.  N/A

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders:

               The 2001 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 13, 2001. The only matter voted on at that
               meeting was the election of directors.   The results of voting
               were:

                        Directors were elected as follows:

Nominee for Director       Shares Voted For                 Shares Withheld From
--------------------       ----------------                 --------------------
William M. Cousins, Jr.    1,082,315                         360
John D. Lovelace           1,082,315                         360
Katherine J. Emerson       1,082,315                         360


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

February 12, 2002