Form 10-Q
period 2002-03-30
WELLCO ENTERPRISES INC
filed 2002-05-15
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 30, 2002

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

1,182,746 shares of $1 par value common stock were outstanding on May 14, 2002.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements





















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 30, 2002










The attached unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 30, 2002 AND JUNE 30, 2001
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                         MARCH 30,      JUNE 30,
                                                              2002          2001
                                                         ---------      --------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $  1,040      $    653
      Receivables, net .............................        1,594         2,042
      Inventories-
          Finished goods ...........................        1,749         1,617
          Work in process ..........................          989         1,084
          Raw materials ............................        2,599         2,309
                                                         ---------     ---------
          Total ....................................        5,337         5,010
      Deferred taxes and prepaid expenses ..........          405           255
                                                         ---------      --------
      Total ........................................        8,376         7,960
                                                         ---------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation (Note 1) .....           29            34

PROPERTY, PLANT AND EQUIPMENT (Note 1):
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        6,512         6,145
      Office equipment .............................          741           720
      Automobiles ..................................          220           220
      Leasehold improvements .......................          560           557
                                                         ---------      --------
      Total cost ...................................        9,316         8,925
      Less accumulated depreciation and
         amortization ..............................       (5,638)       (4,994)
                                                         ---------      --------
      Net Property Plant and Equipment .............        3,678         3,931
                                                         ---------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 1) ........          228           228
      Intangible pension asset .....................           36            36
                                                         ---------      --------
      Total ........................................          264           264

DEFERRED TAXES .....................................          598           598
                                                         ---------      --------

TOTAL ..............................................     $ 12,945      $ 12,787
                                                         =========     =========







                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 30, 2002 AND JUNE 30, 2001
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                         MARCH 30,      JUNE 30,
                                                              2002          2001
                                                         ---------      --------

CURRENT LIABILITIES:
      Accounts payable (Note 1) ....................     $  1,091      $  1,177
      Accrued compensation .........................        1,110         1,115
      Accrued pension ..............................         --              83
      Accrued income taxes .........................          730           732
      Other liabilities (Notes 4 and 5 ) ...........          392           663
                                                         ---------     ---------
      Total ........................................        3,323         3,770
                                                         ---------     ---------

LONG-TERM LIABILITIES:
      Pension obligation ...........................          872           885
      Notes payable (Note 5) .......................          204           545
      Other liabilities (Note 1) ...................           96           102

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,184         1,164
      Additional paid-in capital ...................          336           192
      Retained earnings ............................        7,490         6,689
      Accumulated other comprehensive loss .........         (560)         (560)
                                                         ---------     ---------
      Total ........................................        8,450         7,485
                                                         ---------     ---------

TOTAL ..............................................     $ 12,945      $ 12,787
                                                         =========     =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 2002 AND MARCH 31, 2001
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                       MARCH 30,       MARCH 31,
                                                            2002            2001
                                                       ---------       ---------
REVENUES (Note 1) ..............................    $    15,134     $    14,250
                                                    ------------    ------------

COSTS AND EXPENSES:
      Cost of sales and services (Note 1).......         12,632          11,490
      General and administrative expenses ......          1,937           1,801
                                                    ------------    ------------
      Total ....................................         14,569          13,291
                                                    ------------    ------------

GRANT INCOME (Note 4) ..........................             60             100
                                                    ------------    ------------

OPERATING INCOME ...............................            625           1,059

INTEREST EXPENSE ...............................            (28)           (135)

INTEREST INCOME (Note 5) .......................            257              19
                                                    ------------    ------------

INCOME  BEFORE INCOME TAXES ....................            854             943

PROVISION FOR INCOME TAXES .....................             46             113
                                                    ------------    ------------

NET INCOME .....................................    $       808     $       830
                                                    ============    ============


BASIC EARNINGS PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.69     $      0.71
                                                    ============    ============
      Shares used in computing basic
      earnings per share .......................      1,170,497       1,163,246
                                                    ============    ============

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
      options ..................................    $      0.67     $      0.70
                                                    ============    ============
      Shares used in computing diluted
      earnings per share .......................      1,214,299       1,186,510
                                                    ============    ============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 30, 2002 AND MARCH 31, 2001
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                       MARCH 30,       MARCH 31,
                                                            2002            2001
                                                       ---------       ---------
REVENUES (Note 1) ..............................    $     5,174     $     4,154
                                                    ------------    ------------

COSTS AND EXPENSES:
      Cost of sales and services (Note 1) ......          4,176           3,483
      General and administrative expenses ......            634             595
                                                    ------------    ------------
      Total ....................................          4,810           4,078
                                                    ------------    ------------

GRANT INCOME (Note 4) ..........................             20            --
                                                    ------------    ------------

OPERATING INCOME ...............................            384              76

INTEREST EXPENSE ...............................             (4)            (22)

INTEREST INCOME ................................              3               4
                                                    ------------    ------------

INCOME BEFORE INCOME TAXES .....................            383              58

PROVISION  FOR INCOME TAXES ....................             15              14
                                                    ------------    ------------

NET INCOME .....................................    $       368     $        44
                                                    ============    ============


BASIC EARNINGS  PER SHARE (Note 3)
      based on weighted average number of
      shares outstanding .......................    $      0.31     $      0.04
                                                    ============    ============
      Shares used in computing basic
      earnings per share .......................      1,180,697       1,163,246
                                                    ============    ============

DILUTED EARNINGS PER SHARE (Note 3) based on
      weighted average number of shares
      outstanding and dilutive stock
      options ..................................    $      0.30     $      0.04
                                                    ============    ============
      Shares used in computing diluted
      earnings per share .......................      1,237,577       1,186,946
                                                    ============    ============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 2002 AND MARCH 31, 2001
                                 (in thousands)
                                                               (unaudited)
                                                          MARCH 30,    MARCH 31,
                                                               2002         2001
                                                          ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   808      $   830
                                                           --------     --------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization ..............         649          611
          Non-cash reduction in accrued interest .....        (234)        --
          Non-cash grant income recognized ...........         (60)        --
          Non-cash reduction in deferred revenue......           6         --
          (Increase) decrease in-
                Receivables ..........................         448        2,413
                Inventories ..........................        (327)         166
                Other current assets .................        (150)         (83)
          Increase (decrease) in-
                Accounts payable .....................         (86)        (118)
                Accrued compensation .................          (5)         (27)
                Accrued income taxes .................          (2)          87
                Pension obligation ...................         (96)        (198)
                Other ................................          17           44
                                                           --------     --------
     Total adjustments ...............................         154        2,895
                                                           --------     --------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................         962        3,725
                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (391)      (1,149)
                                                           --------     --------
CASH USED IN INVESTING ACTIVITIES ....................        (391)      (1,149)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under short-term borrowings ........        --         (1,700)
     Principal payments of bank note payable .........        --            (36)
     Cash dividends paid .............................        (354)        (233)
     Stock option exercise ...........................         164         --
                                                           --------     --------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ............................        (184)      (1,969)
                                                           --------     --------


NET INCREASE IN CASH .................................         387          607

CASH AT BEGINNING OF PERIOD ..........................         653           73
                                                           --------     --------

CASH AT END OF PERIOD ................................     $ 1,040      $   680
                                                           ========     ========


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 30, 2002 AND MARCH 31, 2001
                                 (in thousands)
                                                               (unaudited)
                                                          MARCH 30,    MARCH 31,
                                                               2002         2001
                                                          ---------    ---------




SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .....................................        $ 28        $ 60
          Income taxes .................................          50          27
NONCASH DECREASE IN NOTE PAYABLE (NOTE 5) ..............        $347        $296
                                                                =====       ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 30, 2002
                     (in thousands except number of shares)
                                   (unaudited)


                                       Common Stock    Additional
                                                Par       Paid-In       Retained
                                       Shares   Value     Capital       Earnings
                                    --------------------------------------------
BALANCE AT JUNE 30, 2001            1,163,246 $ 1,164      $ 192        $ 6,689

Net income for the fiscal nine
    months ended March 30, 2002                                             808
                                    --------------------------------------------
Adjustment of note payable issued
    for stock repurchase (Note 5)                                           347
Exercise of stock options              19,500      20        144
Cash dividend  ($.30 per share)                                            (354)
                                    --------------------------------------------

BALANCE AT MARCH 30, 2002           1,182,746 $ 1,184      $ 336        $ 7,490
                                    ============================================



                                       Accumulated
                                             Other
                                     Comprehensive
                                              Loss
                                     -------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JUNE 30, 2001                         $ (560)

Change for the fiscal nine
  months ended March 30, 2002                  -
                                     -------------

BALANCE AT MARCH 30, 2002                  $ (560)
                                     =============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 30, 2002
                 -----------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Revenue Recognition

         On June 1, 2001, the government unilaterally modified the Company's current boot contract to require a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the government. Under this contract modification, after inspection and acceptance by the QAR, the boots become "Government-owned property". Also, after QAR inspection and acceptance, Wellco invoices and receives payment from the government, and warehouses and distributes the related boots against government-issued requisition orders, which Wellco receives five days per week. Government-owned boots stored in Wellco's warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of government-owned boots and, because they are owned by the government, Wellco cannot use them to fill any other customers' order. Wellco has certain custodial responsibilities for these boots, including loss or damage, which Wellco insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on Wellco's selling price. The modification also provides that at the end of any one-year term and when an option is not exercised, the government is to take final delivery of any and all of its remaining inventory within six months. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

         Certain shoe-making machinery is leased to licensees under twenty-year cancelable operating leases. Lease payments are variable based on the quantity of boots manufactured and sold by the lessee to its customers and the contractual rental fee per pair of boots. There are no base rental amounts or contingent rentals contained in the agreements. Rental income is recognized by the Company when the lessee manufactures and sells boots to the customer and is based upon the quantity of boots manufactured or shipped by the lessee times the fixed rate per pair of boots contained in the lease agreements.

         The Company earns service fees for providing customers with technical assistance in the manufacture of boots. The related agreements under which these services are provided are for a fixed term and expire in calendar years 2002-2007. The Company records service fee revenues at a fixed rate per pair of boots times the quantity of boots manufactured and sold by the customer when such boots are manufactured and sold by the Company's customer.

         Revenues from the sale of machinery and materials are recorded at the time of shipment from our factory (FOB factory) or at the time of receipt by the customer (FOB destination). Other than a one-year warranty, the Company does not have any continuing responsibility related to machines sold. Warranty costs are diminimus.

      Shipping and Handling Costs

         Shipping and handling costs are charged to Cost of Sales and Services in the period incurred. Any amounts paid by customers for shipping and handling are included in Revenues.

      Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. No impairment has been recognized in the accompanying Consolidated Statements of Operations.

      Self-Funded Group Health Insurance

         The cost of employee group health insurance is recorded in the period in which the health care costs are incurred including an estimate of the incurred but not reported claims. Third party administrator fees are recorded in the month to which they apply. The cost of stop loss insurance is recorded in the month to which it applies. The liability for incurred but not reported insurance claims is accrued and included in the Accounts Payable caption in the Consolidated Balance Sheets.

      Reclassifications

         Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year.

      New Accounting Pronouncements

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition") that currently is not being amortized as the asset arose prior to 1970. The Company has not yet determined the probability of an impairment loss being required, once SFAS No. 142 becomes effective.

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

  2. LINE OF CREDIT:

      The Company maintains a $3,000,000 bank line of credit. The line will expire December 31, 2002. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,626,000) and all non-governmental accounts receivable and inventory ($764,000). At March 30, 2002 and June 30, 2001, there were no borrowings on the line of credit. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at March 30, 2002.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                               For the Nine Months Ended 3/30/02
                                               ---------------------------------
                                          Net Income      Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

  Basic EPS Available to Shareholders       $808,000      1,170,497       $0.69
  ------------------------------------------------------------------------------
  Effect of Dilutive Stock-based
  Compensation Arrangements                                  43,802
  ------------------------------------------------------------------------------
  Diluted EPS Available to Shareholders     $808,000      1,214,299       $0.67
  ------------------------------------------------------------------------------

                                               For the Nine Months Ended 3/31/01
                                               ---------------------------------
                                          Net Income      Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

  Basic EPS Available to Shareholders       $830,000      1,163,246       $0.71
  ------------------------------------------------------------------------------
  Effect of Dilutive Stock-based
  Compensation Arrangements                                  23,264
  ------------------------------------------------------------------------------
  Diluted EPS Available to Shareholders     $830,000      1,186,510       $0.70
  ------------------------------------------------------------------------------

                                              For the Three Months Ended 3/30/02
                                              ----------------------------------
                                          Net Income      Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

  Basic EPS Available to Shareholders       $368,000      1,180,697       $0.31
  ------------------------------------------------------------------------------
  Effect of Dilutive Stock-based
  Compensation Arrangements                                  56,880
  ------------------------------------------------------------------------------
  Diluted EPS Available to Shareholders     $368,000      1,237,577       $0.30
  ------------------------------------------------------------------------------

                                             For the Three  Months Ended 3/31/01
                                             -----------------------------------
                                          Net Income      Shares       Per-Share
                                         (Numerator)    (Denominator)     Amount

  Basic EPS Available to Shareholders        $44,000      1,163,246       $0.04
  ------------------------------------------------------------------------------
  Effect of Dilutive Stock-based
  Compensation Arrangements                                  23,700
  ------------------------------------------------------------------------------
  Diluted EPS Available to Shareholders      $44,000      1,186,946       $0.04

  4.    GRANT INCOME:

      The Company has received $400,000 ($100,000 in November, 2000 and a final payment of $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant requires the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received in November, 2000, and the prior year nine month period ended March 31, 2001 includes, as a catch-up adjustment, $100,000 of grant income. After the Contract was executed on May 23, 2001, and subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. The Consolidated Statements of Operations for the three and nine months ended March 30, 2002 include an income item from this grant of $20,000 and $60,000 respectively.

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

      Generally accepted accounting principles require that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made. Actual and projected cumulative net income through fiscal year 2002 (the current fiscal year) is less than the defined amount cumulative net income has to exceed. Consequently, the $347,000 Note Payable, recorded at June 30, 2001 for the estimated additional contingent liability, was reversed and Stockholders' Equity was increased by this amount during the second quarter of fiscal year 2002.

      Since its stock repurchase, Wellco, using generally accepted accounting principles, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and the Consolidated Statements of Operations for the nine month period ended March 30, 2002 includes interest income for this amount.

      As part of an agreement for the Company providing certain technology and equipment to a customer, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April, 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided the customer. The Consolidated Statements of Operations for the three and nine months ended March 30, 2002 include service fee income of $2,000 and $5,000 respectively and interest expense of $4,000 and $12,000 respectively. At March 30, 2002, notes payable in the Consolidated Financial Statements includes $204,000 for this note and $96,000 as deferred service income.

  6.  RELATED PARTY TRANSACTIONS:

      The Company has an Agreement with its Chairman of the Board of Directors (Chairman) under which certain payments are to be made to the Chairman for a five-year period commencing January 2000. These payments will be computed as certain fixed percents of revenues earned by the Company and related to certain products, as defined, that the Chairman has been, or will be, instrumental in conceiving or developing. The amount due under this agreement since its inception and through March 30, 2002 is diminimus.

  7.  COMMITMENTS:

      At March 30, 2002, the Company had a $500,000 commitment to purchase capital equipment. Of this amount, $150,000 will be paid in the fourth quarter of fiscal year 2002, and $350,000 will be paid in the first quarter of fiscal year 2003.

  PART I.     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS
                              =====================

  Comparing the Nine Months Ended March 30, 2002 and March 31, 2001:

  For the nine months ended March 30, 2002 (current period), Wellco had net income of $808,000 compared to a net income of $830,000 in the prior year nine month period ended March 31, 2001 (prior period). The major reasons for the decrease in net income are:

  o Compared to the prior period, total revenues in the current period increased by $884,000. Since September 11, 2001, pairs of boots sold to the U.S. Department of Defense have increased (revenue increase $1,433,000). Somewhat offsetting this increase, sales of certain boot manufacturing equipment and materials, which vary with the needs of existing licensees and the licensing of new customers, were significantly less in the current period (revenue decrease of $549,000).

  o Cost of Sales and Services in the current period increased by $1,142,000. The margin decrease that resulted from lower sales of boot manufacturing equipment and materials more than offset the margin increase that resulted from higher boot sales to the Defense Department. In addition, for the last several months prices of certain materials used in the manufacture of boots have increased.

  o General and Administrative expenses increased $136,000. This increase was primarily caused by increased professional fees, as well as the addition of personnel.

  o Interest expense decreased $107,000 because a bank line of credit was not used in the current period and because the prior period expense included the accrual of imputed interest (see below).

  o The Consolidated Statements of Operations for the current period includes grant income of $60,000 and the prior period included $100,000. In the prior period the Company received $100,000 representing partial payment from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico. After the Contract was executed on May 23, 2001,final payment of $300,000 was received on July 2, 2001. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received, and the prior period income includes this amount as a cumulative catch-up adjustment. Subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter.

  o Interest income in the current period includes $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see
     Note 5 to the Consolidated Financial Statements).

     This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At both December 29, 2001 and March 30, 2002, Wellco projects that no additional payments will be made and, at December 29, 2001, the previously accrued interest, as well as the previously accrued liability for these payments, were reversed.

  The rate of tax provision for income taxes for the current period was 5% compared to 12% for the prior period. The Company is taxable in two jurisdictions (United States and Puerto Rico), and the current period tax provision represents taxes in the jurisdiction which generated taxable income in the period. As to the other jurisdiction, a valuation allowance offset the deferred tax asset related to its loss.

  Comparing the Three Months Ended March 30, 2002 and March 31, 2001:

  For the three months ended March 30, 2002 (current period), Wellco had net income of $368,000 compared to a net income of $44,000 in the prior year three month period ended March 31, 2001 (prior period). The major reasons for the increase in net income are:

     o As compared to the prior period, total revenues in the current period increased by $1,020,000, primarily because of a significant increase in boots sold to the U. S. Department of Defense (revenue increase of $1,317,000). The increase in Defense Department orders after September 11, 2001 was the primary reason for this increase. Sales of boot manufacturing equipment and raw materials decreased, although substantially less than in the nine month period (revenue decrease of $297,000).

     o Cost of Sales and Services in the current period increased by $693,000. Since the decrease in boot manufacturing equipment and materials sales was not as significant as it was in the nine month period, the adverse effect on margins was not as significant. Overall margins were also favorably affected by an increase in the sales of protective boot products.

     o For the reasons stated in the nine-month comparison, interest expense decreased $40,000.

     o The nine-month comparison above provides information about Grant Income. The Consolidated Statements of Operations for the current period includes grant income of $20,000, which is the pro-rata amount recognized in the current period. Since the grant was not executed until the fourth quarter of fiscal year 2001 (May 23, 2001), grant income was not accrued in the prior period.

  Forward Looking Information:

  On April 19, 2002, the U. S. Department of Defense (DOD) issued Wellco a contract modification extending until July 19, 2002 the ordering period under a contract to provide all-leather combat and hot weather boots manufactured using the Direct Molded Sole (DMS) process. This contract was originally scheduled to expire on April 15, 2002. DOD had ordered the maximum quantity of boots allowable in the final year of the contract. This modification increased the quantity DOD can order by a minimum of 103,000 pairs, and DOD has issued delivery orders for this minimum. The modification also provides for a maximum amount of 216,000 pairs.

  On March 19, 2002, Wellco submitted a response to a new DOD solicitation for DMS boots. The government's scheduled award date is presently not later than July 17, 2002. Contracts will be for a base period of one year with two, one-year options.

  The Company believes that to meet DOD's future needs for DMS boots, they can either order boots exceeding the minimum on the extended contract, or issue contract awards followed by delivery orders, under the new solicitation. The timing of either action on the part of DOD is impossible for the Company to predict with a reasonable degree of probability. Therefore, there is a slight possibility that an interruption in production and shipments could occur as early as the first half of fiscal year 2003.

  The U. S. Army has approved replacing its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB), which is presently used only by the Marine Corps. As a result of this change, the DMS solicitation mentioned above is for boot quantities approximately half those historically purchased. DOD has issued a solicitation for purchase of the ICB boot, and on April 18, 2002, they extended indefinitely the response due date. The resulting contracts will be for a base period of one year with four one-year options.

  Based on prior experience, the Company believes that the earliest date for ICB contract awards will be in the period October through December 2002. Within 90 days after contract award, each contractor is required to manufacture and submit for testing 2,000 pairs of boots. If testing of these 2,000 pairs of boots is not satisfactory, it is possible that the contractor will not receive any additional delivery orders under its contract. For contractors who successfully pass the testing phase, the first delivery, beyond the 2,000 pairs, is due 240 days after contract award.

  Wellco believes that if it is awarded a contract from both the DMS and ICB boot solicitations, any adverse effect on future operating results, related to the Army's replacement of the all-leather combat boot with the ICB boot, will not be substantial. If a contract is awarded Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation, future operating results would be adversely affected. In addition, the carrying amount of certain long-lived assets may be written off, if a review of the related assets determines that they are not fully recoverable.

  In October, 2001 Wellco submitted a response to a U. S. government solicitation for the supply of berets to U. S. Armed Forces personnel. More recently, Wellco was informed that its response is in the competitive range, and on February 5, 2002, Wellco submitted its final bid prices. On February 21, 2002, the government did a survey to determine Wellco's capability to successfully perform, should it be awarded a contract. On May 7, 2002, Wellco agreed to an extension of its offer until June 14, 2002.Under the resulting contract, delivery will begin not later than ten months after contract award and will require the delivery of almost 2,000,000 berets in the base term of twenty-four months. The contract will have three options, exercisable at the sole discretion of the government, each for a term of one year for a smaller quantity of berets.

  In January, 2002 Wellco submitted a solicitation response to provide an extreme cold weather boot used by the U. S. Air Force. The solicitation requires the contractor to supply 18,384 pairs of this boot during the first year. It also provides for two option years, exercisable at the sole discretion of the government, each for a term of one year for a smaller quantity of boots. Wellco believes that the contract will be awarded by May 23, 2002. The solicitation requires first delivery within 90 days after contract award.

  Bidding on government solicitations is very competitive, and the Company cannot predict with certainty its success in receiving a contract from any of the above solicitations.

  The Company recently received machinery orders from customers totaling almost $900,000. The Company estimates that delivery will start early in the 2003 fiscal year and extend through the first six to nine months of that year.

  On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"), which is not currently being amortized. The Company has not yet determined the probability of an impairment loss being required, once SFAS No. 142 becomes effective.

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

  The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                     (in thousands)

                                      March 30, 2002               June 30, 2001
                                      --------------               -------------
  Cash and Cash Equivalents                   $1,040                       $653
  ------------------------------------------------------------------------------
  Unused Line of Credit                        3,000                      3,000
  ------------------------------------------------------------------------------
  Total                                       $4,040                     $3,653
  ------------------------------------------------------------------------------

  The increase in cash at March 30, 2002 resulted primarily from cash provided by operations during the first nine months of fiscal year 2002. The following table summarizes the major sources (uses) of cash for the nine months ended March 30, 2002:

                                                                 (in thousands)

                                                                  March 30, 2002
                                                                  --------------
  Net Income Excluding Depreciation, Amortization
  and Non-cash Reduction in Accrued Interest                             $1,223
  ------------------------------------------------------------------------------
  Net Change in Accounts Receivable, Inventories,
  Deferred Taxes and Prepaid Expenses, Accounts
  Payable, Accrued Liabilities, Accrued Income                             (255)
  ------------------------------------------------------------------------------
  Taxes, and Other Liabilities
  Net Cash Provided by Operations                                           968
  ------------------------------------------------------------------------------
  Cash Used to Purchase Plant and Equipment                                (391)
  ------------------------------------------------------------------------------
  Cash Used to Pay Dividends                                               (354)
  ------------------------------------------------------------------------------
  Cash Provided by Exercise of Stock Options                                164
  ------------------------------------------------------------------------------
  Net Increase  in Cash and Cash Equivalents                               $387
  ------------------------------------------------------------------------------

  During the nine months ended March 30, 2002, cash provided by operations was $968,000. The primary sources of this increase were from net income plus non-cash depreciation and a non-cash reduction in accrued interest. Cash from operations was primarily used to purchase equipment and pay cash dividends. Excess cash is invested in short-term interest earning instruments.

  If the Company receives a contract award from the beret solicitation discussed above, an investment in machinery, estimated to be between $600,000 and $800,000 will be made. A bank has expressed interest in arranging a term loan to finance this equipment. In addition, the Company has placed purchase orders for the purchase of $500,000 of other machinery.

  The following table shows aggregated information about contractual obligations as of March 30, 2002:

                             Payments Due by Period

                     Total    Less Than      1-3 Years    4-5 Years     After 5
                                 1 Year                                   Years
  ------------------------------------------------------------------------------
  Long-Term
  Debt            $300,000                                             $300,000
  ------------------------------------------------------------------------------
  Building
  Lease          1,125,000     $135,000      $306,000      $330,000     354,000
  ------------------------------------------------------------------------------
  Unconditional
  Equipment
  Purchase
  Obligations      500,000      500,000
  ------------------------------------------------------------------------------
  Total         $1,925,000     $635,000      $306,000      $330,000    $654,000
  ------------------------------------------------------------------------------

  In addition to not receiving a contract from some of the solicitations mentioned above, delays in the U. S. government's contract award could have an adverse effect on liquidity during the first half of fiscal year 2003.

  The bank line of credit, which provides for total borrowing of $3,000,000, was recently renewed and will expire on December 31, 2002. There was no borrowing under the line of credit at March 30, 2002. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is operating cash flow, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit.

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

  May 14, 2002