Form 10-K
period 2002-06-28
WELLCO ENTERPRISES INC
filed 2002-10-16
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 29, 2002
                                  -------------

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                       56-0769274
--------------------------                 -------------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)

       Waynesville, North Carolina                                       28786
-------------------------------------------                        -------------
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

                       Common Capital Stock - $1 par value
                       -----------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 31, 2002, 1,182,746 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2002) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $3,600,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 18, 2002, in PART IV. Definitive Proxy Statement, dated October 12, 2001, in PART IV. Definitive Proxy Statement, dated October 13, 2000, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV. Definitive Proxy Statement, dated October 18, 1996, in PART IV. Form 10-K for the Fiscal Year Ended July 1, 2000, in Part IV. Form 10-K for the Fiscal Year Ended July 1, 1995, in PART IV. Form 10-K for the Fiscal Year Ended July 3, 1982, in PART IV.

                                     PART I
                                     ------
Item 1. Business.
----------------

Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear.

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($14,875,000 in 2002 and $13,962,000 in 2001) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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

Net income for the 2002 fiscal year was $683,000 ($0.56 diluted income per share) compared to net income of $1,023,000 ($0.97 diluted income per share) for the 2001 fiscal year. Even though total revenues in the current year increased by $564,000, the margin decrease that resulted from lower sales of boot manufacturing equipment and materials more than offset the margin increase that resulted from higher boot sales. Also, the current year includes $335,000 of unrecovered contract preparation costs (see Footnote 18 to the Consolidated Financial Statements).

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

Starting with Wellco's 1998 fiscal year and continuing throughout the 1999 fiscal year, DSCP accelerated this inventory reduction program. Lower sales of

DMS  combat  boots  adversely  affected  Wellco's  operating  results  for 1999.
However, during the fiscal years 2001 and 2000, combat boot sales to the government increased. The Company attributes the increase in pairs shipped in 2001 and 2000 to the completion of this inventory reduction program in 1999.

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

More information about these, and other events affecting Wellco's 2002 and 2001 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2002 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and a significant investment in specialized equipment is required for the manufacture of certain types of boots.

The Company competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive.
U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S. Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years. In addition, current boot contracts contain additional one-year options to purchase boots and the options are exercisable at the government's discretion.

Many factors affect the government's demand for boots, therefore and the quantity purchased can vary from year to year. Contractors cannot influence the government's boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position. While the government's demand for boots varies from month to month, the Company's business cannot be deemed seasonal.

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

Because domestic commercial footwear manufacturers are adversely affected by imports from low labor cost countries, the Company targets its marketing of technology and assistance primarily to military footwear manufacturers. The Company competes against several other footwear construction methods commonly used for heavy-duty commercial footwear. These methods include the Goodyear Welt construction, as well as boots bottomed by injection molding. These methods are used in work shoes, safety shoes, and hiking boots manufactured both in the U.
S. and abroad for the commercial market. Quality, service and reasonable manufacturing costs are the most important features used to market the Company's technology, assistance and services.

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

In August, 1995 the Company was awarded a three-phase contract to develop changes to combat boots with the objective of reducing lower extremity injuries. The second phase of this work was completed in 1998. The third phase involved an extensive wear test using U.S. Army recruits, and in September, 1999 the Company shipped the boots for this test. The test was completed in December 1999 and a report has been issued showing an injury rate reduction of 30 percent.

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

The Company's backlog of all sales, not including license fees and rentals, as of September 30, 2002 was approximately $6,500,000 compared to $11,500,000 at September 30, 2001. The Company estimates that substantially all of the current year backlog will be shipped in the 2003 fiscal year. The current year's backlog is less than the prior year's backlog because the Company is shipping in the fifth and final year of a contract with the Department of Defense (DOD). On March 19, 2002, the Company submitted a response to a new DOD solicitation for DMS boots. The government's scheduled award date is presently not later than October 18, 2002.

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

The Company employed an average of 231 persons during the 2002 fiscal year.

Item 2. Properties.
------------------

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

Management believes all its plants, warehouses and offices are in good condition and are reasonably suited for the purposes for which they are presently used. As has been the case for the last several years, the volume of operations in 2002 caused all of the Company's facilities to be used at less than normal capacity.

Item 3. Legal Proceedings.
-------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II
                                     -------
Items 5, 6, 7, 7A  and 8.
------------------------

The information called for by the following items is in the Company's 2002 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
Item 5.          Market for the Registrant's Common Equity
                 and Related Stockholder Matters                            41
Item 6.          Consolidated Selected Financial Data                        1
Item 7.          Management's Discussion and Analysis of
                 Results of Operations and Financial Condition            4-12
Item 7A.         Quantitative and Qualitative Disclosures About
                 Market Risk                                               *
Item 8.          Consolidated Financial Statements
                 and Supplementary Data                              13-39, 42

* This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

There were no resignations by or dismissals of any independent accountant engaged by the Company during the 2002 or 2001 fiscal years or during the period from the end of the 2002 fiscal year through the date of filing this Form 10-K.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2002

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                             Fiscal Year Ended

                                  June 29,  June 30,  July 1,  July 3,  June 27,
                                      2002      2001     2000     1999      1998
                                  ----------------------------------------------
Revenues                          $ 19,981  $ 19,417  $22,225  $21,312  $23,917
Net Income (Loss)                      683     1,153      711     (837)    (337)
Basic Earnings (Loss) per
Share                                 0.58      0.99     0.61    (0.72)   (0.29)
Diluted Earnings (Loss) per
Share                                 0.56      0.97     0.61    (0.72)   (0.29)
Cash Dividends Declared Per
Share of Common Stock                 0.40      0.40     0.25     0.20     0.20
Total Assets at Year End            12,929    12,787   12,950   14,853   16,020
Long-Term Liabilities at Year
End                               $  1,328   $ 1,532  $ 1,593  $ 1,721  $ 2,253


See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.







Independent Auditors
Deloitte & Touche LLP
Charlotte, N.C.

Annual Meeting
November 19, 2002
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

For fiscal year 2002, your company had net income of $683,000, equivalent to basic earnings per share of $.58 (diluted $.56), from revenues of $19,981,000. This compares with net income of $1,153,000, equivalent to basic earnings per share of $.99 (diluted $.97) in the 2001 fiscal year.

The following items affect the comparability of net income for these fiscal years:

1. $335,000 of costs were incurred in fiscal year 2002 related to a solicitation response Wellco made to a U. S. Government procurement for berets to be used by U. S. Army personnel. Subsequent to the end of the fiscal year, we were notified that another entity would be awarded the contract. Details are provided below and in Note 18 to the Consolidated Financial Statements.
2. $234,000 of interest income was recognized in fiscal year 2002 from the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock. Note 12 to the Consolidated Financial Statements provides more information.
3. $80,000 of grant income was recognized in fiscal year 2002 compared to $160,000 in fiscal year 2001. Note 17 to the Consolidated Financial Statements provides more information.

Fiscal year 2002 started with a low level of contract boot shipments to the U.
S. Department of Defense ("DOD"), which resulted in a loss for the first quarter. As sometimes happens, DOD had limited funding in the last quarter of the government's fiscal year which ended September 30, 2001. After the terrorist attack on September 11, 2001, additional funds were appropriated for military needs and we received new boot orders and, for several months, we increased production to meet the need.

During fiscal year 2002, we manufactured Direct Molded Sole (DMS) boots for the DOD under the fifth and final year of our contract. In May, 2002 DOD extended the ordering period of this contract and ordered an additional 103,000 pairs. In late September, 2002, DOD again extended the ordering period and ordered an additional 80,000 pairs, which gives us a good backlog as we move into fiscal year 2003. Unfortunately, DOD funding problems delayed their issuing the second order, and we had to temporarily reduce our rate of production in August and September, 2002.

Presently, we are waiting for DOD to make awards of contracts for their next three years needs of DMS boots. We expect that they will make awards in the next few weeks. We manufacture three DMS boots for DOD. Last year, the Army adopted a boot known as the Infantry Combat Boot (ICB) to replace one of the DMS boots which Wellco manufactures. DOD issued a solicitation for this boot, and the resulting contracts will be for five years. Wellco made a response to this solicitation, and we expect DOD to make contract awards in the next few months. A significant part of operations for the next few years will depend on our being awarded contracts from these solicitations to supply DOD with DMS and ICB boots. More details on these solicitations can be found in the "Forward Looking Information" portion of "MANAGEMENT'S DISCUSSION AND ANALYSIS" section of this Annual Report.

Revenues from sales of boot manufacturing equipment and materials were significantly lower in the 2002 fiscal year. For many years, your company has been the North American distributor for a manufacturer of high-quality boot lacing system hardware. U. S. boot manufacturers have greatly reduced their North American manufacturing and replaced it with imports from low labor cost countries, which has reduced sales of these products. In addition, we only had one "modest" sale of manufactured equipment in fiscal year 2002.

We actively market to state prison systems installations for inmate manufacture of work shoes. We have sold six installations and we now have a significant contract for the seventh, the state of Pennsylvania, which will start and be completed in fiscal year 2003.

In October, 2000, the U. S. Army adopted the beret as a part of their standard headgear, and initially contracts were awarded to one U. S. and several foreign entities. Subsequent to these awards, numerous problems, including contract cancellations, arose, and this led to an October, 2001 solicitation which was restricted to U. S. manufacturers. We did a lot of investigation and planning, including contracting for technical services with a British company which has made berets for over 100 years, and submitted a response to the solicitation.

The resulting contract would be worth approximately $10,000,000 in revenues per year. Wellco had never manufactured berets and, if awarded a contract, we had to be prepared to ship berets on each required delivery date. DOD stated that they expected contract award to be in January, 2002. With the help of our technical consultant, we purchased a small quantity of the more complicated machines, purchased raw materials and started training employees. In February, 2002, we received a recommendation for award following a DOD preaward survey. The preaward survey is designed to determine if a potential contractor, particularly one that has never made the product solicited, has the technical and financial capability to successfully perform under a contract.

Following the pre-award survey, DOD requested, and Wellco granted, several extensions of our offer. Because of the favorable preaward survey, we continued to train and prepare for contract award. After the end of the 2002 fiscal year, we were notified that another company was awarded the contract. The direct costs associated with our efforts, including writing down equipment cost to estimated fair value, was $335,000, which was expensed in fiscal year 2002. In addition, the tax provision for fiscal year 2002 includes $300,000 for a reserve against deferred tax assets, which would not have been necessary had we received a contract award. Hindsight is always clear, but had we known it would take almost one year for DOD to award the contract, the amount expensed would have been significantly less.

On December 31, 2001, Horace Auberry, Co-Chief Executive Officer from 1968 to1996, and Chief Executive officer from 1996 to 2001, retired from his responsibilities as Chief Executive Officer, and continues to serve as Chairman of the Board of Directors and consultant. I could provide many examples of Horace's value to Wellco, but the most significant one is changing our focus from commercial to military footwear. In the early 1980's, Horace had the foresight to lead Wellco into concentrating primarily on the manufacture of military footwear for the U. S. Department of Defense, which is the only segment of the U. S. footwear manufacturing industry that has, by federal law, protection from imports.

In April, 2002, Geny Hoglen, a 40-year employee lost her second battle with cancer. Geny was the strongest person I have ever known. A decision on production or inventory was not made without consideration of her ideas which were always right. Geny cared deeply for fellow co-workers and they, as well as customers and suppliers, loved her. She will be greatly missed.





David Lutz
Chief Executive Officer and President

October 12, 2002

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
   ----------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

Critical Accounting Policies:
----------------------------

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgements by management.

     o   Impairment of Long-Lived Assets:
         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review. One of the most critical estimates is future demand, primarily through U. S. Department of Defense contracts, for the Company's products. Changes to this and other estimates could result in an impairment charge in future periods.

     o   Inventory Valuation:
         Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

     o   Income Taxes:
         The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based in its assessments and estimates.

         The Company has recorded a valuation allowance equal to a significant part of its deferred tax assets. The valuation allowance is based on an evaluation of the uncertainty of future taxable income from certain jurisdictions. An adjustment could be required if circumstances and events cause the Company to change these estimates.

Comparing the Fiscal Year ended June 29, 2002 to the Fiscal Year ended June 30, 2001:
-------------------------------------------------------------------------------

For the fiscal year ended June 29, 2002 ("current year"), Wellco had net income of $683,000 compared to a net income of $1,153,000 in the prior fiscal year ended June 30, 2001 ("prior year"). The major reasons for the decrease in net income are:

     o The current year includes $335,000 of unrecovered contract preparation costs. In the current year, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Contracts to be awarded under this solicitation would have been significant to the Company's operations. Not previously having manufactured berets, Wellco committed costs totaling $335,000 in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the required delivery schedule.

         In February, 2002 the government conducted a pre-award survey, the purpose of which was to determine if Wellco had the manufacturing and financial capability to successfully perform, should it be awarded the contract. Wellco understood that from this survey it received the "highest recommendation for award". However, subsequent to year-end, other entities were awarded the contracts.

         At June 29, 2002, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery can be sold. This write-down, along with $176,000 of other direct costs incurred (employee training and materials, consultant fees, travel), total $335,000, and this is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income.

     o The current year includes $300,000 in tax provision that resulted from an increase in the valuation allowance for recorded deferred tax assets.

     o Compared to the prior year, total revenues in the current year increased by $564,000. Since September 11, 2001, pairs of boots sold to the U.S. Department of Defense have increased (revenue increase $1,737,000). Somewhat offsetting this increase, sales of certain boot manufacturing equipment and materials, which vary with the needs of existing licensees and the licensing of new customers, were significantly less in the current period (revenue decrease of $672,000). In addition, total boot sales to customers other than the U.
         S. Department of Defense in the prior year included sales to two foreign militaries that did not occur in the current year.

     o Cost of Sales and Services in the current year increased by $878,000. The margin decrease that resulted from lower sales of boot manufacturing equipment and materials more than offset the margin increase that resulted from higher boot sales to the Defense Department. In addition, for the last several months prices of certain materials used in the manufacture of boots have increased.

     o General and Administrative expenses increased $57,000. This increase was primarily caused by increased professional fees and administrative personnel pension costs.

     o Interest expense decreased $106,000 because of very limited use of the bank line of credit in the current year and because the prior year expense included the accrual of imputed interest (see below).

     o The Consolidated Statements of Operations and Comprehensive Income for the current year includes grant income of $80,000 and the prior year included $160,000. In the prior period the Company received $100,000 representing partial payment from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico. After the Contract was executed on May 23, 2001, final payment of $300,000 was received on July 2, 2001. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received, and the prior period income includes this amount as a cumulative catch-up adjustment. Subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. At June 29, 2002, $160,000 is remaining to be amortized during fiscal years 2003 and 2004.

     o Interest income in the current period includes $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 12 to the Consolidated Financial Statements). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded a defined amount. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest on the estimated additional payments. Since cumulative income ultimately did not exceed the defined amount, previously accrued imputed interest was reversed and recognized as interest income.


The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for fiscal year 2002 was 34% compared to 23% for the prior year. The current year rate is higher, on the lower pretax income, because the Company has recorded a valuation allowance of $300,000 to reflect the estimated amount of deferred tax assets that may not be realized.


Comparing the Fiscal Year ended June 30, 2001 to the Fiscal Year ended July 1, 2000:
-------------------------------------------------------------------------------

Despite a 13% reduction in revenues, income before income taxes was $1,490,000 in the 2001 fiscal year ("current year") compared to income before income taxes of $824,000 in the 2000 fiscal year ("prior year").

     o Revenues decreased $2,808,000 (13%) in the 2001 fiscal year as compared to the prior year.

         The primary reason for decreased revenues was a 13% reduction in total pairs of boots shipped to the U. S. government. The prior year included shipments to the government of the Intermediate Cold/Wet boot. In August 2000 Wellco made the final shipment under its three-year contract to supply this boot.

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

     o The $3,363,000 decrease in cost of sales and services was greater than the $2,808,000 decrease in revenues, and gross profit (revenues less cost of sales and services) increased $555,000. Cost of sales in the prior year include costs related to factory set up and labor inefficiencies of new employees, which resulted from the transfer of certain boot manufacturing operations from Waynesville, North Carolina to Aguadilla, Puerto Rico. These costs were over and above those shown as "Restructuring and Realignment Costs" in the Consolidated Statements of Operations and Comprehensive Income. In addition, gross profit margins on the ICW boot and on the inmate work shoe were lower than those for the DMS combat boots.

     o General and administrative expenses increased $311,000 in the current year. Increased provision for employee bonuses, which is based on the Company's net income, and employee compensation adjustments contributed to this increase. In addition, compensation paid in the prior year to administrative employees who were directly involved in the transfer of manufacturing operations to Puerto Rico was classified as "Restructuring and Realignment Costs" in the Consolidated Statements of Operations and Comprehensive Income. Also, travel costs and military show expenses increased, as well as legal cost.

     o The Company has received $400,000 ($100,000 in the 2001 fiscal year and $300,000 on July 2, 2001) from the government of Puerto Rico, under a Special Incentives Contract, related to its consolidation of footwear manufacturing operations in Puerto Rico. The grant requires the Company to maintain operations in Puerto Rico for five years. The Company is recognizing this grant as income over the five fiscal years 2000 through 2004 on the straight line basis. The 2001 Consolidated Statements of Operations and Comprehensive Income include grant income of $160,000 for the 2000 and 2001 years (see Note 17 to the Consolidated Financial Statements).

     o Fiscal year 2000 included a non-recurring income item of $203,000 representing the final settlement of a contract claim (see Note 17 to the Consolidated Financial Statements).

     o Fiscal year 2000 also included restructuring and realignment costs totaling $338,000. These costs relate to a February, 1999 restructuring plan, which was completed in fiscal year 2000, and under which the Company has consolidated substantially all footwear manufacturing operations at its facility in Aguadilla, Puerto Rico. As detailed in
         Note 21 to the Consolidated Financial Statements, the Restructuring and Realignment Costs charged against fiscal year 2000 operations are made up of:

         Realignment costs of $428,000 consisting of: new employee training costs ($186,000); cost to move machinery, install machinery and refurbish and prepare building ($108,000); and legal and other costs ($134,000).

         Restructuring credit of $90,000. During 2000, the Company's actuary completed calculation of actual pension cost for terminated employees. The estimated cost was originally recorded in the fourth quarter of the 1999 fiscal year. The actual cost was $122,000 less than estimated. In addition, the prior year includes a restructuring cost of $32,000 to increase the amount previously accrued for health care costs on terminated employees.

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

Forward Looking Information:
---------------------------

On April 19, 2002, the U. S. Department of Defense (DOD) issued Wellco a contract modification extending its contract for Direct Molded Sole (DMS) combat and hot-weather boots, and ordered 103,000 under this extension. This contract was originally scheduled to expire on April 15, 2002.

In the fiscal quarter ended September 28, 2002, the first quarter of fiscal year 2003, Wellco substantially completed production on these 103,000 pairs. Due to funding limitations, as its September 30 fiscal year- end approached, DOD was not able to issue an additional order for DMS boots until September 30, when it issued Wellco an order for 45,500 pairs and subsequently increased it to a total of 80,000 pairs. This delay in ordering resulted in Wellco temporarily reducing DMS boot production, and this will have a negative effect on margins for the fiscal quarter ended September 28, 2002. Normal production was resumed at the end of September 2002.

On March 19, 2002, Wellco submitted a response to a new DOD solicitation for DMS boots. The government's scheduled award date is presently not later than October 18, 2002. Contracts will be for a base period of one year, with two one-year options. This solicitation provides for up to four contracts with the quantities to be purchased from each contractor being 35%, 30%, 20% and 15% of DOD total boot purchases. Under its current contract, Wellco is supplying 25% of total DOD purchases. The total minimum and maximum pairs DOD will buy under contracts issued from the new solicitation are lower than those under current contracts for the reasons stated below.

The U. S. Army has approved replacing its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB), which is presently used only by the Marine Corps. In July, 2002, DOD received solicitation responses, including one from Wellco, for the ICB boot, and the scheduled award date is presently November 14, 2002. The solicitation provides for three contract awards, with first delivery approximately eight months after contract award, with a base period of one year and four one-year options.

The ICB solicitation provides that within 90 days after contract award, each contractor is required to manufacture and submit for testing 2,000 pairs of boots. If testing of these 2,000 pairs of boots is not satisfactory, it is possible that the contractor will not receive any additional delivery orders under its contract.

The DOD's evaluation of solicitation offers is a time consuming process, and many times they ask for an extension of offers. Therefore, contract awards from the DMS and ICB boot solicitations may be later than the dates stated above. Bidding on government solicitations is very competitive, and the Company cannot predict with certainty its success in receiving a contract from any of the above solicitations.

Wellco believes that, if it is awarded a contract from both the DMS and ICB boot solicitations, any adverse effect on future operating results, related to the Army's replacement of the all-leather combat boot with the ICB boot, will not be substantial. If a contract is awarded Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation: future operating results and liquidity will be adversely affected; use of the bank line of credit will likely increase, and the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section). In addition, if contracts are not awarded to Wellco, the carrying amount of certain long-lived assets may be impaired, if a review of the related assets determines that they are not fully recoverable. If some or all of these negative events occurred, Wellco believes that the adverse effect will not occur until the Company's fiscal year 2004.

The Company recently received machinery orders from a new customer totaling $600,000. The Company estimates that delivery will be in the second and third quarters of fiscal year 2003.

In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion 30 related to the disposal of a segment of a business. The Statement is effective for the Company's 2003 fiscal year which starts June 30, 2002 and will be applied to long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company has not determined whether an impairment loss will be required under SFAS No. 144.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). The Company will complete its impairment assessment by the end of the second quarter of fiscal 2003.

A 1% increase in the assumed discount rate used to compute the Company's pension benefit obligation would decrease the obligation at June 30, 2002 by $473,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 30, 2002 by $562,000.

A 1% increase in the assumed discount rate used to compute the Company's retiree health benefit obligation would decrease the benefit obligation at June 29, 2002 by $27,416. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 29, 2002 by $31,804.

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 29, 2002. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.





                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:

                                            ( in thousands)

                                     2002          2001           2000
                                     ---------------------------------
Cash and Cash Equivalents         $   270       $   653        $    73
Unused Bank Line of Credit          3,000         3,000          2,300
                                  ------------------------------------
Total                             $ 3,270       $ 3,653        $ 2,373
                                  ====================================

Since 2000, cash from operations has been sufficient to meet most of the Wellco's needs. Because of this, the total amount available under the bank line was reduced from $4,000,000 to $3,000,000 at December 31, 2000. Cash not needed for daily operations is invested in short-term interest bearing instruments.

The following table summarizes the other major sources and (uses) of cash and cash equivalents for the last three years:
                                                            (in thousands)
                                                   2002        2001        2000
                                                   -----------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                     $ 1,616     $ 1,538     $ 1,556
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Compensation          (629)      1,515       1,998
Net Change in Income Taxes, Pension Obligation,
and Other                                           (99)        697        (233)
Net Cash Provided By (Used In) Operations           888       3,750       3,321
Cash From Bank  Line of Credit                      370         -           395
Cash Used to Repay Bank Line of Credit             (370)     (1,700)     (2,175)
Cash From Note Payable                              -           300         -
Cash Used to Repay Note Payable                     -           (36)       (147)
Cash Used to Purchase Plant and Equipment          (962)     (1,269)     (1,119)
Cash Provided by Exercise of Stock Options          163         -           -
Cash Dividends Paid                                (472)       (465)       (291)
Net Increase (Decrease) in Cash and Cash
Equivalents                                     $  (383)    $   580     $   (16)


In 2002, cash provided by operations was $888,000. Net income of $683,000 and depreciation and amortization of $856,000 were the main sources. $556,000 of operating cash was provided by a reduction in accounts receivable. The main use of cash for operations was a $1,101,000 increase in inventory, less the increase in accounts payable. The increase in inventory and reduction in accounts receivable was caused by boot shipments being at a lower rate than the rate of production under government contract purchase orders.

Cash from operations and $383,000 of cash from the beginning of the fiscal year, along with $163,000 of cash from stock option exercises, provided the cash for purchases of equipment and the payment of cash dividends.

In 2001, cash provided by operations was $3,750,000. This primarily resulted form net income plus depreciation and amortization, which totaled $1,878,000. A $1,066,000 reduction in accounts receivable, primarily from completion of a contract, and an increase in accounts payable and accrued liabilities of $618,000, also provided operating cash.

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


The following table shows aggregated information about contractual obligations as of June 29, 2002:


                             Payments Due by Period

                    Total   Less Than 1   1-3 Years    4-5 Years   After 5 Years
                                   Year
               -----------------------------------------------------------------
Long -Term
Debt             $300,000          -           -            -          $300,000
Building Lease  1,125,000      $135,000    $306,000     $330,000        354,000
Unconditional
Equipment
Purchase
Obligations       200,000       200,000        -            -              -
               -----------------------------------------------------------------
Total          $1,625,000      $335,000    $306,000     $330,000       $654,000
               =================================================================

In addition to not receiving a contract from some of the solicitations mentioned above, delays in U. S. government's contract awards and their issuance of production orders under contracts could have an adverse effect on liquidity.

Other than the above, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit, which provides for total borrowing of $3,000,000, will expire on December 31, 2002 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; not receiving future government contracts currently being solicited; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

There was no borrowing under the line of credit at June 29, 2002 and the Company was in compliance with the loan covenants at June 29, 2002. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:

     o All amounts borrowed shall become due and immediately payable upon demand of the bank.
     o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2002, unless the Note is extended by the bank under terms satisfactory to the bank.
     o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

Events of default include:

     o   Having a current ratio less than that prescribed by the bank.
     o   Having tangible net worth less than that prescribed by the bank.
     o Any failure to meet requirements under the Note, Loan Agreement or Security Agreement.

Other than the above, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

                            WELLCO ENTERPRISES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000
                     (in thousands except per share amounts)


                                                 JUNE 29,    JUNE 30,    JULY 1,
                                                     2002        2001       2000
                                                 -------------------------------
REVENUES (Notes  5, 15 and 16) ..............   $ 19,981    $ 19,417    $ 22,225
                                                --------    --------    --------

COSTS AND EXPENSES (Note 1):
      Cost of sales and services ............     16,361      15,483      18,846
      Unrecovered contract preparation costs
      (Note 18) .............................        335        --          --
      Restructuring and realignment costs
      (Note 21) .............................       --          --           338
      General and administrative expenses ...      2,551       2,494       2,183
                                                --------    --------    --------
      Total .................................     19,247      17,977      21,367
                                                --------    --------    --------

GRANT INCOME (Note 17) ......................         80         160        --

INCOME FROM CONTRACT CLAIM (Note 17) ........       --          --           203
                                                --------    --------    --------

OPERATING INCOME ............................        814       1,600       1,061

INTEREST EXPENSE ............................         32         138         238

DIVIDEND AND INTEREST INCOME (Note 12) ......        260          28           1
                                                --------    --------    --------

INCOME BEFORE INCOME TAXES ..................      1,042       1,490         824

PROVISION FOR INCOME TAXES (Note 11) ........        359         337         113
                                                --------    --------    --------

NET INCOME ..................................        683       1,153         711

OTHER COMPREHENSIVE INCOME (LOSS) (Note 9):
      (Increase) decrease in additional
      minimum pension liability, net of
      tax in 2001 and 2000 ..................       (159)       (130)         76
                                                --------    --------    --------

COMPREHENSIVE INCOME ........................   $    524    $  1,023    $    787
                                                ========    ========    ========

EARNINGS PER SHARE (Note 14):
      Basic earnings  per share .............   $   0.58    $   0.99    $   0.61
      Diluted earnings  per share ...........   $   0.56    $   0.97    $   0.61
                                                ========    ========    ========



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 29, 2002 AND JUNE 30, 2001
                                 (in thousands)

                                     ASSETS


                                                            JUNE 29,    JUNE 30,
                                                                2002        2001
                                                            --------------------
CURRENT ASSETS:
      Cash and cash equivalents ......................      $   270      $   653
      Receivables, net (Notes 3 and 7) ...............        1,374        2,042
      Inventories (Notes 3 and 6) ....................        6,240        5,010
      Deferred taxes  (Note 11) ......................          206          231
      Prepaid expenses ...............................          175           24
      Assets held for sale (Note 18) .................           70         --
                                                            -------      -------
      Total ..........................................        8,335        7,960
                                                            -------      -------

MACHINERY LEASED TO LICENSEES, net
      (Notes 2 & 5) ..................................           28           34

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 6,  and 7) ..............................        3,926        3,931

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ..........          228          228
      Intangible pension asset (Note 9) ..............           21           36
                                                            -------      -------
      Total ..........................................          249          264
                                                            -------      -------

DEFERRED TAXES (Note 11) .............................          391          598
                                                            -------      -------

TOTAL ................................................      $12,929      $12,787
                                                            =======      =======



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 29, 2002 AND JUNE 30, 2001
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             JUNE 29,   JUNE 30,
                                                                 2002       2001
                                                             -------------------

CURRENT LIABILITIES:
      Accounts payable .................................   $  1,306    $  1,177
      Accrued compensation .............................        892         976
      Accrued liabilities (Notes 8, 9, 10, and 17) .....        587         885
      Accrued income taxes (Note 11) ...................        769         732
                                                           --------    ---------
          Total ........................................      3,554       3,770
                                                           --------    ---------

LONG-TERM LIABILITIES:
      Pension obligation (Note 9) ......................      1,028         885
      Notes payable (Note 12) ..........................        205         545
      Deferred revenues (Note 12) ......................         95         102

COMMITMENTS (Note 20)

STOCKHOLDERS' EQUITY (Notes 9, 12 and 13):
      Common stock, $1.00 par value; shares
          authorized - 2,000,000; shares issued and
          outstanding - 1,182,746 ......................      1,183       1,164
      Additional paid-in capital .......................        336         192
      Retained earnings ................................      7,247       6,689
      Accumulated other comprehensive loss .............       (719)       (560)
                                                           --------    ---------
          Total ........................................      8,047       7,485
                                                           --------    ---------

TOTAL ..................................................   $ 12,929    $ 12,787
                                                           ========    =========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000
                                 (in thousands)

                                                  JUNE 29,   JUNE 30,    JULY 1,
                                                      2002       2001       2000
                                                  ------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income ..............................   $   683    $ 1,153    $   711
                                                  -------    -------    -------
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization .......       856        725        674
          Deferred income taxes ...............       232        171        (83)
          Non-cash reduction in accrued
          interest ............................      (234)      --         --
          Non-cash asset impairment ...........       159       --         --
          Non-cash grant income recognized ....       (80)      --         --
          Non-cash interest expense............         7       --         --
          Non-cash reduction in deferred
          revenues ............................        (7)      --         --
          (Increase) decrease in-
              Receivables .....................       556      1,066      1,575
              Inventories .....................    (1,230)        87        416
              Other current assets ............       (78)        15        349
          Increase (decrease) in-
              Accounts payable ................       129        316       (185)
              Accrued compensation ............       (84)        46        192
              Other accrued liabilites ........        79        256       (198)
              Accrued income taxes ............        37        103        202
              Pension obligation ..............      (137)      (188)      (332)
                                                  -------    -------    -------
      Total adjustments .......................       205      2,597      2,610
                                                                        -------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................       888      3,750      3,321
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment ..................      (962)    (1,269)    (1,119)
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      INVESTING  ACTIVITIES ...................      (962)    (1,269)    (1,119)
                                                  -------    -------    -------


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000
                                 (in thousands)

                                                  JUNE 29,   JUNE 30,    JULY 1,
                                                      2002       2001       2000
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayment of line of credit
      borrowings ...........................       --        (1,700)     (1,780)
      Proceeds from note payable ...........       --           300        --
      Repayment of note payable ............       --           (36)       (147)
      Cash dividends paid ..................       (472)       (465)       (291)
      Stock option exercise ................        163        --          --
                                                -------     -------     -------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES .................       (309)     (1,901)     (2,218)
                                                -------     -------     -------

NET INCREASE (DECREASE) IN CASH ............       (383)        580         (16)
      AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR ....................        653          73          89
                                                -------     -------     -------

CASH AND CASH EQUIVALENTS AT
      END OF YEAR ..........................    $   270     $   653     $    73
                                                =======     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest .........................    $    32     $    63     $   234
          Income taxes .....................         65          52        (238)
NONCASH INVESTING AND FINANCING
ACTIVITY:
Adjustment of stock repurchase note ........       (347)       (355)        392
      Increase in leasehold
      improvements .........................    $   112        --          --
                                                =======     =======     =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                  JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000
                        (in thousands except share data)


                                                 JUNE 29,   JUNE 30,     JULY 1,
                                                     2002       2001        2000
                                                 -------------------------------
COMMON STOCK :
      Balance at beginning of year .........    $ 1,164     $ 1,164     $ 1,164
      Stock option exercise
      (Notes 13 and 14) ....................         19        --          --
                                                -------     -------     -------
      Balance at  end of year ..............    $ 1,183     $ 1,164     $ 1,164
                                                -------     -------     -------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year .........        192         192         192
      Stock option exercise
      (Notes 13 and 14) ....................        144        --          --
                                                -------     -------     -------
      Balance at  end of year ..............        336         192         192
                                                -------     -------     -------

RETAINED EARNINGS:
      Balance at beginning of year .........      6,689       5,646       5,618
      Adjustment of note payable
      from stock repurchase (Note 12) ......        347         355        (392)
      Net income ...........................        683       1,153         711
      Cash dividends (per share:
       2002 - $.40, 2001 - $.40,
       2000 - $.25) ........................       (472)       (465)       (291)
                                                -------     -------     -------
      Balance at end of year ...............      7,247       6,689       5,646
                                                -------     -------     -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension
       liability,  net of tax (Note 9):
      Balance at beginning of year .........       (560)       (430)       (506)
      Change for the year ..................       (159)       (130)         76
                                                -------     -------     -------
      Balance at end of year ...............       (719)       (560)       (430)
                                                -------     -------     -------

TOTAL STOCKHOLDERS' EQUITY .................    $ 8,047     $ 7,485     $ 6,572
                                                =======     =======     =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 29, 2002, June 30, 2001, and July 1, 2000
-------------------------------------------------------------------------

1.  BUSINESS AND ORGANIZATION:

     Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues ($14,875,000 in 2002, $13,962,000 in 2001, and $14,378,000 in 2000) were from sales to the U. S.
     government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

     Bidding on U. S. government boot solicitations is open to any qualified U.
     S. manufacturer. Bidding on contracts is very competitive. U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S.

     Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years. In addition, current boot contracts contain options for additional pairs that are exercisable at the government's discretion. Company cannot predict with certainty its success in receiving a contract from any of the above solicitations.

     There are presently two outstanding U. S. government boot solicitations to which the Company responded. If a contract is awarded to Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation, future operating results will be adversely affected and certain assets may be impaired.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Fair Value of Financial Instruments
         The carrying values of cash, receivables and accounts payable at June 29, 2002 approximate fair value. The carrying value of the notes payable (see Note 12 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

     Research and Development Costs
         All research and development costs are expensed as incurred unless subject to reimbursement. The amount charged against income was approximately $180,000 in 2002. Records to determine the costs were not maintained during 2001 and 2000.

     Intangible Asset
         The excess of the fair value (as determined by the Board of Directors) of Wellco Enterprises, Inc. common stock issued over the net assets of Ro-Search, Incorporated, a wholly owned subsidiary of Wellco, at acquisition is not being amortized. This asset arose prior to 1970 and, in the opinion of management, there has not been any diminution in its value under the guidance of APB Opinion No. 17. Effective for the Company's 2003 fiscal year which starts June 30, Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, supersedes APB Opinion No. 17 and the Company will complete its assessment by the end of the second quarter of fiscal 2003 to determine if there is an impairment from adopting this standard.

     Revenue Recognition
         On June 1, 2001, the government unilaterally modified the Company's current boot contract to require a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the government. Under this contract modification, after inspection and acceptance by the QAR, the boots become "Government-owned property". Also, after QAR inspection and acceptance, Wellco invoices and receives payment from the government, and warehouses and distributes the related boots against government-issued requisition orders, which Wellco receives five days per week. Government- owned boots stored in Wellco's warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of government- owned boots and, because they are owned by the government, Wellco cannot use them to fill any other customers' order. Wellco has certain custodial responsibilities for these boots, including loss or damage, which Wellco insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on Wellco's selling price. The modification also provides that at the end of any one-year term and when an option is not exercised, the government is to take final delivery of any and all of its remaining inventory within six months. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting

         Bulletin No. 101, Revenue Recognition in Financial Statements, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

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

         Revenues from the sale of machinery and materials are recorded at the time of shipment from our factory (FOB factory) or at the time of receipt by the customer (FOB destination). Other than a one- year warranty, the Company does not have any continuing responsibility related to machines sold. Warranty costs are diminimus.

     Shipping and Handling Costs
         Shipping and handling costs are charged to Cost of Sales and Services in the period incurred. Any amounts paid by customers for shipping and handling are included in Revenues.


     Impairment of Long-Lived Assets
         The Company reviews its long-lived assets, including the intangible asset, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Consolidated Statements of Operations and Comprehensive Income for the fiscal year 2002 include a write-down of $159,000 related to equipment purchased during contract preparation for the manufacture of berets (see Note 18 to the Consolidated Financial Statements).

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

     Fiscal Year
         The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the 2002, 2001, and 2000 fiscal years contain 52 weeks of operating results.

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

     New Accounting Pronouncements
         In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Statement is effective for the Company's 2003 fiscal year which starts June 30, 2002 and will be applied to long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company has not determined whether an impairment loss will be required under SFAS No. 144.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which starts June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). The Company will complete its impairment assessment by the end of the second quarter of fiscal 2003.

3.  RECEIVABLES:
     The majority of receivables at June 29, 2002 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2002 and 2001 are not significant.

     Receivables at June 29, 2002 include $38,000 from the Puerto Rican government for reimbursement of certain costs incurred by the Company and related to leasehold improvements made to the Company's Puerto Rican facility. At June 29, 2002, this receivable, which was initially recorded at $150,000 in fiscal year 2000, was reduced by, and leasehold improvements was increased by, $112,000, adjusting the receivable to the amount the Puerto Rican government has agreed to pay at June 29, 2002.

4.  INVENTORIES:

         The components of inventories are:
                                                 (in thousands)

                                               2002          2001
                                               ------------------
Finished Goods                              $ 2,509       $ 1,617
Work in Process                               1,268         1,084
Raw Materials and Supplies                    2,463         2,309
                                            ---------------------
Total                                       $ 6,240       $ 5,010
                                            =====================

5.  MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the Consolidated Balance Sheets at June 29, 2002 and June 30, 2001 is $1,532,000 and $1,526,000, respectively. Rental revenues for the fiscal years 2002, 2001, and 2000 were $148,000, $105,000 and $116,000, respectively, substantially all of which vary with lessees' production or shipments.

6.  PROPERTY, PLANT AND EQUIPMENT:

         The components of property, plant and equipment are summarized as follows:

                                   (in thousands)

                                  2002         2001        Estimated Useful Life
                                  ----------------------------------------------
Land                           $   107       $  107                          N/A
Buildings                        1,176        1,176                  40-45 Years
Machinery & Equipment            6,727        6,145                   2-20 Years
Furniture & Fixtures               967          940                   2-10 years

                                  2002         2001        Estimated Useful Life
                                  ----------------------------------------------
Leasehold Improvements             735          557                            *
Total Cost                     $ 9,712      $ 8,925
Total Accumulated
Depreciation and Amortization  $ 5,786      $ 4,994

         *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

7.  LINES OF CREDIT:
     The Company maintains a $3,000,000 bank line of credit. The line, which expires December 31, 2002, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,713,000 at June 29, 2002) and all non-governmental receivables and inventory ($980,000 at June 29, 2002). At June 29, 2002, there was no borrowing against this line of credit and $3,000,000 available in additional borrowings.

     Interest is at the London Interbank Offered Rate ("LIBOR") plus 2.25 points or 4.09% at June 29, 2002. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at June 29, 2002. The covenants are subject to review at the end of each fiscal quarter.

     Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit or not renew it when it expires. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts that are being solicited; not receiving future government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity.

8.  ACCRUED LIABILITIES:
     The components of accrued liabilities are:
                                                 (in thousands)

                                               2002           2001
                                               -------------------
Pension Benefits  (Note 9)                   $   20         $   83
Retiree Health Benefits (Note 10)               176            139
Interest Expense (Note 12)                        2            236
Accrued Lease Payments (Note 20)                128            105
Deferred Grant Revenues (Note 17)               160            240
Other                                           101             82
                                             ---------------------
Total                                        $  587         $  885
                                             =====================

9.  PENSION PLANS:

     The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                                             (in thousands)

                                                     2002        2001       2000
                                                     ---------------------------
Benefits Earned for Service in the
Current Year                                      $  119        $ 95     $  138
Interest on the Projected Benefit
Obligation                                           372         376        346
Expected Return on Plan Assets                      (303)       (315)      (267)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses                           119         102        118
Against Actuarial  Assumptions
Pension Expense                                   $  307      $  258     $  335

     Below are various analyses and other information relating to the Company's pension liability, assets and expense as of June 2002 and June 2001, (all amounts are in thousands except for those indicated as percent):


Change in Benefit Obligation:                      2002          2001
                                                   ------------------
Benefit Obligation at Beginning of Year        $  5,516      $  5,226
Current Year Service Cost                           119            95
Interest Cost on Projected Liability                372           376
Benefit Payments                                   (489)         (466)
Actuarial Loss                                      140           285
Benefit Obligation at End of Year              $  5,658      $  5,516

Change in Plan Assets:                             2002          2001
                                                   ------------------
Fair Value of Plan Assets at Beginning of
  Year                                         $  4,314      $  4,139
Company Contributions                               443           488
Actual Return on Plan Assets                        (21)          153
Benefit Payments                                   (489)         (466)
Fair Value of Plan Assets at End of Year       $  4,247      $  4,314


Reconciliation of Funded Status:                   2002          2001
                                                   ------------------
Funded Status                                  $ (1,412)     $ (1,205)
Unrecognized Transitional Amount                      -            41
Unrecognized Actuarial Loss                       1,426         1,009
Unrecognized Prior Service Cost                      39            72
Net Amount Recognized                          $     53      $    (83)


Amounts Recognized in the Consolidated Balance
Sheets:                                            2002          2001
                                                   ------------------
Intangible Pension Asset                       $     21      $     36
Deferred Tax Asset                                    -           289
Accumulated Other Comprehensive Loss              1,007           560

Accrued Pension Liability:
   Prepaid Benefit Cost                             331           206
   Accrued Benefit Cost                            (278)         (289)
   Additional Minimum Pension Liability          (1,028)         (885)
Net Amount Recognized in Financial Statements  $     53      $    (83)


CERTAIN ACTUARIAL ASSUMPTIONS:                     2002          2001
                                                   ------------------
Assumed Discount Rate                             6.75%          7.5%
Expected Long-Term Rate of Return on Plan Assets  6.75%          7.5%

CERTAIN ACTUARIAL ASSUMPTIONS:                     2002          2001
                                                   ------------------
Rate of Compensation Increase, For the One Plan
Whose Benefits Are Pay Related                     5.5%          5.5%


     At June 2002, one of the pension plans has a benefit obligation ($2,619,000) that is greater than its plan assets ($1,923,000) resulting in the additional liability of $1,028,000 and at June 2001, the plan had a benefit obligation ($2,643,000) that was greater than its plan assets ($1,758,000) resulting in the additional liability of $885,000.

     A 1% increase in the assumed discount rate would decrease the benefit obligation at June 2002 by $473,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 2002 by $562,000.

     The Consolidated Statement of Operations and Comprehensive Income shows the amount included in Other Comprehensive Income (Loss) that resulted from recording the additional minimum pension liability which represents the portion of the pension liability that has not yet been charged against operations. A valuation allowance was recorded for the deferred tax asset ($54,000) that arose from the Other Comprehensive Loss for fiscal year 2002. The Other Comprehensive Loss for fiscal year 2001 was reduced by an increase in deferred tax assets of $67,000 The Other Comprehensive Income for fiscal year 2000 was reduced by a $39,000 decrease in deferred tax assets.

     In April, 2000 the plans received a cash distribution of $302,000 from the conversion of MetLife from a mutual company to a stock company. MetLife is the company who provides actuary and other services for the pension plans.

     In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $83,000 at June 29, 2002 and $69,000 at June 30, 2001.

10. RETIREE HEALTH BENEFITS:

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

     The cost of retiree health benefits included in the 2002, 2001 and 2000 Statements of Operations and Comprehensive Income was:




                                                         (in thousands)

                                             2002          2001          2000
                                             --------------------------------
Benefits Earned for Current Service        $   20        $   19        $    8
Interest Cost on Accumulated Liability         27            28            14
Amortization of the July 4, 1993 Liability      4             4            14
Total Cost                                 $   51        $   51        $   36

     An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see
     Note 8) at June 29, 2002 and June 30, 2001 is as follows:
                                                         (in thousands)

                                                        2002         2001
                                                        -----------------
Total Obligation at Beginning of Year                 $  377       $  390
Liability for Current Service                             20           19
Interest on Liability                                     27           28
Benefit Payments                                         (15)         (58)
Actuarial (Gain) Loss                                    (79)          (2)
Total Obligation at End of Year                          330          377
Less Unamortized Liability at July 4, 1993               (50)         (55)
Unrecognized Gain (Loss)                                (104)        (183)
Liability Recognized in the Consolidated Balance
Sheets                                                $  176       $  139

     The assumed health care cost trend rate used to project expected future cost was 15% in 2002 and 2001, gradually decreasing to 6% by 2008 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 6.75% for 2002 and 7% for 2001.

     A 1% increase in the assumed health care cost trend rate would increase the benefit obligation at June 29, 2002 by $12,633. Conversely, a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation at June 29, 2002 by $12,234.

     A 1% increase in the assumed discount rate would decrease the benefit obligation at June 29, 2002 by $27,416. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 29, 2002 by $31,804.

11. INCOME TAXES:

     The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consist of the following:
                                                  (in thousands)

                                             2002       2001         2000
                                             ----------------------------
Federal Provision:
    Currently Payable                      $   92     $   36      $   158
    Deferred                                  232        171          (83)
                                           ------------------------------
    Total Federal                             324        207           75
State Provision Currently Payable              35        130           38
                                           ------------------------------
Total Provision                            $  359     $  337      $   113

     A reconciliation of the effective income tax rate for the 2002, 2001 and 2000 fiscal years is as follows:


                                             2002        2001        2000
                                             ----------------------------
Statutory Federal Income Tax Rate             34%         34%         34%
Current Period Income of Puerto Rico
Subsidiary Substantially Exempt From Puerto (25)%       (42)%       (25)%
Rican and Federal Income Taxes
Deferred Tax Valuation Allowance              29%         20%          0%
State Taxes, Net of Federal Tax Benefit        3%          9%          5%
Other                                        (7)%          2%          0%
Effective Income Tax Rate                     34%         23%         14%


     Income earned in Puerto Rico by the Company's Puerto Rican wholly-owned subsidiary was 90% exempt from Puerto Rican income tax through 2000. Effective July 1, 2000, the Company received a new multi-year tax exemption grant that provided for a flat income tax rate of 2% and eliminated the withholding tax (5%) on dividends paid. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act) terminated the federal tax credit on this income subject to a phase out for existing companies, for tax years beginning after December 31, 1996. Under the phase out, the Company should receive a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit will be limited, and will be completely eliminated starting with the 2007 fiscal year.

     The accumulated undistributed earnings ($3,941,000) through July 1, 2000 of this subsidiary are subject to the 5% Puerto Rican withholding tax when remitted to the parent Company as dividends. Accrued tax liabilities have been provided for the withholding tax reasonably expected to be paid in the future.

     Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2002 and 2001 are as follows:
                                                             (in thousands)

Deferred Tax Assets:                                        2002        2001
                                                            ----------------
Tax Effect of Pension Liability Charged Against Equity  $    342      $  289
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable              162         188
Income
Additional Costs Inventoried for Tax Purposes                 69          61
Federal NOL Carryforward                                     682         583
State NOL Carryforward                                       337         335
Alternative Minimum Tax Credit                                70          70
Other                                                         77          69
Deferred Tax Assets Before Valuation Allowance             1,739       1,595
Valuation Allowance                                       (1,031)       (681)
Total Deferred Tax Assets                                    708         914
Deferred Tax Liabilities:
Depreciation and Prepaid Pension Costs Deducted From
Taxable Income Not Yet Charged Against Financial             111          85
Statement Income
Net Deferred Tax Assets                                  $   597      $  829

     Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

     The Company has operating loss carryforwards of $1,986,000, which begin to expire in 2019, available to reduce future federal taxable income. In addition, $4,882,000 of operating loss carryforwards, which begin to expire in 2013, are available to reduce certain future state taxable income.

12.  NOTES PAYABLE:

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

     Generally accepted accounting principles required that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made. Actual cumulative net income through fiscal year 2002 is less than the defined amount that cumulative net income has to exceed. Consequently, the $347,000 Note Payable, recorded at June 30, 2001 for the estimated additional contingent liability, was reversed and Stockholders' Equity was increased by this amount during the second quarter of fiscal year 2002. The Company also revised its estimate of the amount that might be paid during fiscal year 2001. For fiscal year 2001, the revised estimate decreased the Note Payable and increased Retained Earnings by $355,000 (as required by generally accepted accounting principles for stock repurchases).

     Since its stock repurchase, Wellco, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and accordingly, the 2002 fiscal year Consolidated Statement of Operations and Comprehensive Income includes interest income for this amount. Interest expense on the Stock Repurchase Agreement for the fiscal years 2002, 2001, and 2000 was $0, $75,000, and $3,000 respectively.

     As part of an agreement for the Company providing certain technology and equipment to a customer, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided to the customer. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2002 and 2001 include service fee income of $7,000 and $2,000, respectively, and interest expense of $16,000 and $4,000, respectively. The Consolidated Balance Sheets at June 29, 2002 and at June 30, 2001 includes $205,000 and $198,000, respectively, for this note, and $95,000 and $102,000, respectively, as deferred service income.

13. STOCK OPTIONS:

     On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met. For fiscal years ending June 29, 2002 and June 30, 2001, no shares became vested. Expiration of such options shall be the earlier of the fifth anniversary of the date on which such options vest or one year after the Chairman's separation from employment under the Agreement (see Note 19 to the Consolidated Financial Statements).

     The 1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director Plan) provide for granting options to purchase 90,000 shares and 21,000 shares, respectively. At June 29, 2002 options have been granted for 70,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options.

     The 1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director Plan) provide for granting options to purchase 99,000 shares and 16,000 shares, respectively. At June 29, 2002 options have been granted for 93,000 shares under the 1999 Employee Plan and 14,000 shares under the 1999 Director Plan.

     The 1996 Stock Option Plan for Key Employees provides for granting options to purchase 60,000 shares. At June 29, 2002 options have been granted for 52,500 shares.

     Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. At June 29, 2002, all granted options under the 1999, 1997 and 1996 Plans are exercisable.

     Transactions involving these Plans for the last three fiscal years are summarized below:


                                                                    Weighted-
                                            No. of                   Average
Option Shares:                              Shares            Exercise Price
Outstanding at July 3, 1999                118,000                    $11.20
Granted                                     81,000                      8.00
Forfeited                                   (9,000)                    12.00
Outstanding at July 1, 2000                190,000                      9.80
Granted*                                    50,000                      9.13
Forfeited                                   (7,000)                     9.14
Outstanding at June 30, 2001               233,000                      9.67
Exercised                                  (19,500)                     8.41
Outstanding at June 29, 2002               213,500                     $9.79
 * Not exercisable. All other shares shown are fully exercisable.

     The following table summarizes information about fixed stock options outstanding at June 29, 2002:


                                                                Weighted-Average
                                                                       Remaining
                Range of Exercise      Weighted Average         Contractual Life
    Number                 Prices        Exercise Price                 in Years
    ----------------------------------------------------------------------------
    15,000                  $5.00                 $5.00                     3.0
    90,000          $12.00-$17.50                $12.12                     5.0
    58,500                  $8.00                 $8.00                     7.0
    50,000*                 $9.13                 $9.13                     8.0
    ----------------------------------------------------------------------------
    * Not exercisable. All other shares shown are fully exercisable.

     The following table summarizes information concerning options issued, options available for future issuance and approval of plans by security holders at June 29, 2002:

                       (A)                (B)               (C)
                                                            Number of
                                                            Securities
                                                            Remaining Available
                       Number of                            for Future Issuance
                       Securities to be   Weighted-         Under Equity
                       Issued Upon        Average           Compensation Plans
                       Exercise of        Exercise Price    (Excluding
                       Outstanding        of Outstanding    Securities Reflected
Plan Category          Options            Options           in Column (A))
--------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders       213,500            $9.79             63,500
--------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved
by Security Holders
--------------------------------------------------------------------------------
Total                  213,500            $9.79              63,500

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," became effective for the Company's 1997 fiscal year. As allowed by SFAS 123, the Company elected to continue applying the compensation expense recognition provisions of Accounting Principles Board Opinion 25 and related interpretations, and has not recognized compensation expense for its Plans. If compensation expense had been recognized, using the fair value of options on the date granted computed under the method prescribed by SFAS 123, net income and net income per share would have been changed to the pro forma amounts shown below for fiscal years 2002, 2001 and 2000 (in thousands, except per share amounts):


                                            2002           2001            2000
                                            -----------------------------------
Net Income, As Reported                   $  683        $ 1,153         $   711
Net Income, Pro Forma                     $  660        $ 1,102         $   562
Basic Earnings Per Share, As Reported     $ 0.58        $  0.99         $  0.61
Basic Earnings Per Share, Pro Forma       $ 0.56        $  0.95         $  0.48
Diluted Earnings Per Share, As Reported   $ 0.56        $  0.97         $  0.61
Diluted Earnings Per Share, Pro Forma     $ 0.54        $  0.93         $  0.48

     The fair value on the date options were granted was estimated using the Black-Scholes option pricing model using the following assumptions:

                                           2001            2000
                                           --------------------

Expected Dividend Yield                  4.384%          3.125%
Expected Stock Price Volatility          31.53%          33.45%
Risk-Free Interest Rate                   6.25%           5.83%
Expected Life of Options in Years           5.0             3.0
Weighted-Average Fair Value of Options
Granted                                   $2.20           $1.69
* No options were granted during 2002.

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

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                         For  the  Fiscal  Year  Ended  6/29/02
                                        Net Income     Shares         Per-Share
                                       (Numerator)    (Denominator)      Amount

Basic EPS Available to Shareholders    $  683,000      1,173,534       $   0.58
Effect of Dilutive Stock-based
Compensation Arrangements                                 42,453
Diluted EPS Available to Shareholders  $  683,000      1,215,987       $   0.56


                                              For the Fiscal Year Ended 6/30/01
                                        Net Income     Shares         Per-Share
                                       (Numerator)   (Denominator)       Amount

Basic EPS Available to Shareholders    $1,153,000      1,163,246          $0.99
Effect of Dilutive Stock-based
Compensation Arrangements                                 22,524
Diluted EPS Available to Shareholders  $1,153,000      1,185,770          $0.97


                                               For the Fiscal Year Ended 7/1/00
                                        Net Income      Shares        Per-Share
                                       (Numerator)    (Denominator)      Amount

Basic EPS Available to Shareholders    $  711,000      1,163,246          $0.61
Effect of Dilutive Stock-based
Compensation Arrangements                                  5,310
Diluted EPS Available to Shareholders  $  711,000      1,168,556          $0.61


15. SEGMENT AND REVENUE INFORMATION

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

     Information about the Company's revenues is as follows:


                                                     (in thousands)

                                             2002           2001          2000
                                             ---------------------------------
Sales of Footwear and Related Items     $  19,349      $  18,979     $  21,738
Revenues from Licensees                       632            438           487
Total Revenues by Major Product Group   $  19,981      $  19,417     $  22,225

Revenues from U. S. Customers           $  18,826      $  16,531     $  20,740
Revenues from International Customers       1,155          2,886         1,485
Total Revenues by Geographic Region     $  19,981      $  19,417     $  22,225

Location of Major International
Customers:
Latin America                           $     664      $     976     $     212
Canada                                        332            853           195
Asia/Pacific                                  154            399           209
Mexico                                          2              1           281
United Kingdom                          $       -      $     579     $     509

Major Customer- U. S. Government        $  14,875      $  13,962     $  14,378

     The Company does not have long-lived assets or operations in foreign countries. The categorization of revenues as being from international customers was based upon the final destination of products sold or services rendered.

16. GOVERNMENT BOOT CONTRACT REVENUES:

     From time to time, the Company records estimates of revenues or costs associated with certain contract actions not yet settled with the U. S. government. Any difference between these estimates and the actual amounts agreed to are included in the period of settlement. There were no significant unsettled contract actions at June 29, 2002. There were no significant differences between estimated and actual amounts for contract actions settled in fiscal years 2002, 2001 and 2000.

17. GRANT MONEY RECEIVED AND CONTRACT CLAIM:

     The Company has received $400,000 ($100,000 in November, 2000 and a final payment of $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant requires the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received in November, 2000, and the 2001 Consolidated Statement of Operations and Comprehensive Income includes, as a catch-up adjustment, $160,000 of grant income. After the Contract was executed on May 23, 2001, and subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2002 and 2001 include an income item from this grant of $80,000 and $160,000 respectively.

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

     In January, 2000 the federal government's Alternative Disputes Resolution
     (ADR) procedure was used to reach a final and non-appealable settlement of the claim. The 2000 Consolidated Statements of Operations and Comprehensive Income includes $252,000 less $49,000 of related costs for the settlement of this claim, which is the amount awarded Wellco by the ADR Judge less related costs.

18. UNRECOVERED CONTRACT PREPARATION COSTS:

     In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco has the capability to manufacture and deliver berets within the government's required delivery schedule.

     The government has not announced contract awards. However, in July, 2002, Wellco received notification that the apparent contract awardee was another company. At June 29, 2002, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery can be sold. This write-down, along with other direct costs incurred (employee training and materials, consultant fees, travel), a total of $335,000, is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income. The estimated amount for which this machinery can be sold is included in the Consolidated Balance Sheet as Assets Held For Sale.

19.  RELATED PARTY TRANSACTIONS:

     The Company has an Agreement with its Chairman of the Board of Directors (Chairman) under which certain payments are to be made to the Chairman for a five-year period commencing January 2000. These payments are computed as certain fixed percentages of revenues earned by the Company and related to certain products, as defined, that the Chairman has been, or will be, instrumental in conceiving or developing. The amount paid under this agreement since its inception and through June 29, 2002 is $2,000.

     Effective July 1, 2002, the Chairman resigned as an employee of the Company and in the future is to be paid $100 per hour for consulting services as mutually agreed to between himself and the Company.

20. COMMITMENTS:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which, as of September 6, 1990, was owned by or under option with an active or retired employee at that date. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum number of shares that could be purchased at June 29, 2002 is approximately 5,000.

     The Company has a non-cancelable operating lease with a Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 1, 2002 through June 30, 2009 are $1,125,000. Lease payments for each of the Company's five fiscal years ending after June 29, 2002 are: $135,000, $150,000, $156,000, $162,000 and $168,000. Lease expense for the Company's current Puerto Rican facility in the 2002, 2001 and 2000 fiscal years was $142,500 each year.

     At June 29, 2002, the Company had an unconditional $200,000 commitment to purchase capital equipment during the first quarter of fiscal year 2003.

21. RESTRUCTURING AND REALIGNMENT COSTS:

     In February, 1999, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company consolidated substantially all footwear manufacturing operations in Aguadilla, Puerto Rico, where the Company has had operations since 1956. The restructuring plan was completed in fiscal year 2001.

     The execution of this plan, which started in early May 1999, resulted in the elimination of 77 employment positions at the Company's Waynesville, North Carolina facility, and in the transfer of a significant amount of Waynesville machinery and materials to Aguadilla. Approximately 80 new personnel were added and trained in Aguadilla and these operations have been moved to a larger facility which incorporates the operations transferred from Waynesville. The manufacturing and warehousing facility in Waynesville, North Carolina is being utilized. There were no Restructuring and Realignment Costs during the fiscal years ended June 29, 2002 and June 30, 2001.

     Reconciliations of the Restructuring and Realignment Costs and accrual activity during fiscal year 2000 is as follows:


                                                              Activity
Fiscal Year Ending       Period                Total           Charged
July 1, 2000:             Costs   Accrual   Expenses           Against
                                                               Accrual
----------------------------------------------------------------------
Severance            ($122,000)   $32,000  ($90,000)        ($116,000)
Employee Training      186,000       -      186,000              -
Costs
Equipment Relocation
and Installation       103,000      5,000   108,000           (40,000)
Legal and Other        134,000       -      134,000
                     -------------------------------------------------
    Total             $301,000    $37,000  $338,000         ($156,000)

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2002 and June 30, 2001 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                                 Fiscal Year 2002 Quarters

                                   First        Second      Third        Fourth
Market Price Per Share-
High                              $17.20        $15.20     $15.95        $15.20
Low                                $8.45        $12.80     $13.80        $13.90
Per Share Cash Dividend Declared     -           $0.20      $0.10         $0.10


                                                 Fiscal Year 2001 Quarters

                                   First        Second      Third        Fourth
Market Price Per Share-
High                             $10.750       $10.500    $10.300       $10.000
Low                               $9.125        $9.250     $9.600        $9.000
Per Share Cash Dividend Declared    -             $.20       -             $.20



The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 16, 2002 was 219.



Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

                                                  Fiscal Year 2002 Quarters

                                            First    Second     Third    Fourth
Revenues                                  $ 3,570   $ 6,390   $ 5,174  $  4,847
Cost of Sales and Services                  3,207     5,249     4,176     4,065
Net Income (Loss)                            (205)      645       368  (A) (125)
Basic Earnings (Loss) Per Share             (0.18)     0.55      0.31     (0.10)
Fully Diluted Earnings (Loss) Per Share   $ (0.18)  $  0.53   $  0.30  $  (0.10)


                                                  Fiscal Year 2001 Quarters

                                            First    Second     Third    Fourth
Revenues                                  $ 5,065   $ 5,031   $ 4,154  $  5,167
Cost of Sales and Services                  3,932     4,075     3,483     3,993
Net Income                                    451  (B)  335        44  (B)  323
Basic Earnings Per Share                     0.39      0.29      0.04      0.28
Fully Diluted Per Share                   $  0.38   $  0.28   $  0.04  $   0.27

(A) Includes a $300,000 adjustment in the fourth quarter to increase the provision for income taxes for additional valuation allowance for deferred tax assets. Also, includes $335,000 of charges for Unrecovered Contract Preparation Costs (See Note 18 to the Consolidated Financial Statements).

(B) Includes $100,000 in the second quarter and $60,000 in the fourth quarter for grant income received from the Puerto Rican government related to the consolidation of footwear manufacturing operations in Puerto Rico (see Note 17 to the Consolidated Financial Statements). Also, includes as $300,000 adjustment in the fourth quarter to increase the tax provision for income taxes for additional valuation allowance for deferred tax assets.

Officers and Directors

HORACE AUBERRY
Chairman of the Board

ROLF KAUFMAN
Vice Chairman of the Board

DAVID LUTZ
Chief Executive Officer, President, Chief Operating Officer and Treasurer

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

KATHERINE J. EMERSON
Information Systems Controller and CPA
Master Gage and Tool Company

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                    PART III
                                    --------

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 18, 2002, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)
-------  --------------------------------------------------

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

         Identification of Executive Officers and Certain Significant Employees:
         ----------------------------------------------------------------------


Name                             Age      Office
Horace Auberry                   71      Chairman of the Board of Directors
David Lutz, CPA                  57      Chief Executive Officer, President,
                                         Treasurer and Director
Rolf Kaufman                     72      Vice Chairman, Board of Directors
Sven Oberg                       63      Vice President-Engineering and
                                         Process Development
Chandra Wijewickrama             64      Vice President-Caribbean
                                         Operations
Chris Castleberry                29      Vice President-Technical Director
Fred K. Webb, Jr.                42      Vice President of Marketing
Richard A. Wood, Jr.             65      Secretary
Tammy Francis, CPA               43      Controller, Assistant Secretary

Effective January 1, 2002, Mr. Lutz was elected Chief Executive Officer and has been serving as President, Treasurer and Director for more than five years. Also, effective January 1, 2002, Horace Auberry retired from Chief Executive Office and is still serving as Chairman of the Board of Directors. Prior to being elected Vice President, Engineering and Process Development in 2001, Mr. Oberg served as Vice President, Technical Director for more than five years. Mr. Wijewickrama has been an employee of the Company for thirty-seven years and was elected Vice President, Caribbean Operations in November, 2000. Mr. Castleberry has been an employee with the Company since April 2000 and was elected Vice-President, Technical Director in May 2001. From 1996 until 2000, he was a plant engineer for Converse Corporation, Inc. Mr. Webb has been a director since 1996 and an employee with the Company since August 1998. In February 1999, Mr. Webb was elected Vice President of Marketing. Mr. Webb was employed as an Accounting Team Leader with United Guaranty Corporation from 1989 until 1998. Ms. Francis has been Controller since October, 1996 and was elected Assistant Secretary in November, 1998.

Executive officers are elected by the Board of Directors to serve a term of one year. There are no arrangements or understandings pursuant to which any of the officers are elected, and all are elected to serve for one year terms.

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------
         (Security Ownership)

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------
         (Board of Directors/Security Ownership)

Since the beginning of the 2002 fiscal year, no executive officer of the Registrant or member of his immediate family has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2002 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------

                                                                          Page
                                                                        Number
The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 2002 Annual Report
to Shareholders which is integrated into Part II of this
Form 10-K immediately after page 5
Consolidated Balance Sheets  - at June 29, 2002  and June 30, 2001        14-15*
Consolidated Statements of Operations and Comprehensive Income -
for the years ended June 29, 2002, June 30, 2001 and  July 1, 2000          13*
Consolidated Statements of Cash Flows - for the years ended June 29,
2002, June 30, 2001 and July 1, 2000                                     16-17*
Consolidated Statements of Stockholders' Equity - for the years
ended June 29, 2002, June 30, 2001 and July 1, 2000                         18*
Independent Auditors' Report                                                41*
Notes to Consolidated Financial Statements                               19-40*

* Page number in the 2002 Annual Report to Shareholders included in Part II of this Form 10-K.

2. Financial Statement Schedules

                                                                            Page
                                                                          Number
Schedule II     Valuation and Qualifying Accounts                           15

All other schedules are omitted because they are not applicable or not required.


3. Exhibits
-----------

Exhibit                                                                     Page
Number         Description                                                Number
      3        Articles of Incorporation and By-Laws                         (a)
      10       Material Contracts:
               A. Bonus Arrangement*                                         (b)
               B. 1996 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                     (c)
               C. 1997 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                     (d)
               D. 1997 Stock Option Plan for Non-Employee Directors
               of Wellco Enterprises, Inc.*                                  (e)
               E. 1999 Stock Option Plan for Key Employees of
               Wellco Enterprises, Inc.*                                     (f)
               F. 1999 Stock Option Plan for Non-Employee Directors
               of Wellco Enterprises, Inc.*                                  (g)
               G.  Employment Agreement with Chairman of Wellco's
               Board of Directors*                                           (h)
               H.  Amended Employment Agreement with Chairman of
               Wellco's Board of Directors*                               16-18
      21       Subsidiaries of Registrant                                    19

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

         (a) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 1995, and is incorporated herein by reference.
         (b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.
         (c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.
         (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (e) Exhibit was filed as Exhibit B to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (f) Exhibit was filed as Exhibit A to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.
         (g) Exhibit was filed as Exhibit B to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.
         (h) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 2000, and is incorporated herein by reference.

Item 14 (b) - Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 29, 2002.

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

WELLCO ENTERPRISES, INC.


/s/ Horace Auberry
By: Horace Auberry, Chairman of the Board of Directors
(Principal Executive Officer)


/s/ David Lutz
By: David Lutz, Chief Executive Officer, President and
Treasurer
(Principal Financial Officer)


/s/ Tammy Francis
By: Tammy Francis, Controller
 (Principal Accounting Officer)


Date: October 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Horace Auberry                                       /s/ Rolf Kaufman
Horace Auberry, Chairman                                 Rolf Kaufman, Director


/s/ David Lutz                                 /s/ William M. Cousins, Jr.
David Lutz, Director                           William M. Cousins, Jr. Director


/s/ Fred K. Webb, Jr.
Fred K. Webb, Jr.,  Director



Date: October 15, 2002

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER






I, David Lutz, certify that:

1. I have reviewed this annual report on Form 10-K of Wellco Enterprises, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 15, 2002


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Principal Executive Officer)

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, David Lutz, certify that:

1.       I am the chief executive officer  of Wellco Enterprises, Inc.
2. Attached to this certification is Form 10-K for the fiscal year ended June 29, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.
3 I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
                  o the periodic report contain the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
                  o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



Date: October 15, 2002


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Principal Executive Officer)

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER






I, Tammy Francis, certify that:

1. I have reviewed this annual report on Form 10-K of Wellco Enterprises, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 15, 2002


/s/ Tammy Francis
-----------------------------
By: Tammy Francis, Controller
(Principal Financial Officer)

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Tammy Francis, certify that:

1.       I am the principal financial officer  of Wellco Enterprises, Inc.
2. Attached to this certification is Form 10-K for the fiscal year ended June 29, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.
3 I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
                  o the periodic report contain the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
                  o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



Date: October 15, 2002


/s/ Tammy Francis
-----------------------------
By: Tammy Francis, Controller
(Principal Financial Officer)

                                                                     SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                               VALUATION ACCOUNTS
    FOR THE FISCAL YEARS ENDED JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000


              Balance at the     Additions Charged                   Balance at
Description   Beginning of Year  to Income (A)     Deductions (B)   End of Year
--------------------------------------------------------------------------------
Allowance
for
Doubtful
Accounts-
--------------------------------------------------------------------------------
2002                       $28             $1              $1              $28
2001                        27              1                               28
2000                        38             10              21               27
--------------------------------------------------------------------------------
(A) Additions for allowance for doubtful accounts.

(B) Write-off of uncollectible accounts.

                                                                      EXHIBIT 10

                            WELLCO ENTERPRISES, INC.
       AMENDMENT TO THE EMPLOYMENT AGREEMENT WITH CHAIRMAN OF THE BOARD OF
                           WELLCO'S BOARD OF DIRECTORS


The following two pages in this Form 10-K is the complete Amendment to the Employment Agreement with the Chairman of the Board of Directors of the registrant. This amendment was approved and signed by the Chairman of the Compensation Committee, James T. Emerson; the President and Chief Executive Officer, David Lutz; and the Chairman of the Board, Horace Auberry. The complete Employment Agreement dated July 12, 2000 was included in the July 1, 2000 Form 10-K.

Friday, June 28, 2002

David Lutz
WELLCO ENTERPRISES, INC.
P. O. Box 188
Waynesville, NC 28786

David:

It is our mutual intention that I discontinue the regular part-time work schedule set forth in Section 2 of our Agreement dated July 12, 2000.

As a result of this, we have agreed to the following changes to that Agreement:

1. Upon the request of Wellco's Chief Executive Officer and with my mutual agreement, I will continue to make myself available on a case-by-case basis as a consultant on specific projects, trips, short-term work and other matters. We understand that during my performance of any consulting work either Wellco or I can stop such consulting work either Wellco or I can stop such consulting work prior to its completion.

2. Instead of being compensated as stated in Sections 2, 5 and 6 of the Agreement, I will be compensated for this consulting work at the rate of $100.00 per hour, plus any reasonable out-of-pocket expenses, provided, that without my consent, I will not be required to work more than a maximum of 500 hours in any 12-month period, commencing with the effective date of this modification to our Agreement. I will have access to secretarial help as reasonably needed for the performance of the services contemplated hereby, the secretary of my choice to the extent available.

              From time-to-time, such consulting work will involve travel. To the extent such travel involves more than six total hours in any one trip, I will be compensated at the rate of $25.00 per hour for travel hours beyond six hours.

3. For my service on the Board of Directors, I will be compensated as any other non-employee director of Wellco.

4. I agree that I will not earn, and will forego the payment of, the cash bonus provided in Section 5 of the Agreement for any fiscal year ending after the fiscal year ending after the fiscal year that ends June 29, 2002.

5. In the performance of this consulting work, I will coordinate my activities through the Chief Executive Officer of Wellco.

6. As you know, I am considering entering into an association for further Army/Navy Surplus stores with the owner of Bradley's. This association will not be a conflict of interest under Section 7 of the Agreement provided Bradley's, or an affiliate of Bradley's, does not open a retail facility within a 50-mile radius of any then-existing retail facility owned by Wellco or its affiliates. However, with the prior written consent of Wellco and on terms agreed to by Wellco, Bradley's opening a retail facility within a 50-mile radius of any then-existing retail facility owned by Wellco or its affiliates, will not be a conflict of interest under
              Section 7 of the Agreement.

7. After the effective date of this letter, the provisions of Section 7 of the Agreement, regarding any new or improved machine, method, process or invention for the manufacture, distribution or sale of footwear (collectively "Specified Inventions"), conceived or developed by me:
              A. Shall not apply to that certain Sole Rubber Testing Device concept that I disclosed to the Company this week.

              B. Shall only apply to any other Specified Invention conceived or developed by me after the effective date of this letter that is the subject of a particular project that you and I have agreed that I will consult on.

8. Other than state above at 7.B., all other Specified Inventions conceived or developed by me after the effective date of this letter will not be subject to the provision of Section 7 of the Agreement and shall belong to me. However:

              A. I will grant to Wellco and/or one of its affiliates (collectively Wellco) a first right of refusal to manufacture and sell such Specified Invention to third parties, if, after Wellco is informed of the particular Specified Invention, Wellco agrees to assist in the reduction to practice of such Specified Invention. The royalty rate and other terms of such license agreement, including whether the license will be exclusive or nonexclusive, will be negotiated on a case-by-case basis.

             B. In the event that Wellco does not agree to assist in the reduction to practice of such Specified Invention, or does not exercise its right of first refusal once the particular Specified Invention is reduced to practice on mutually agreed terms, I may arrange for another manufacturer, provided that the terms of manufacture offered to such other manufacturer shall generally be no more favorable than the terms initially offered to Wellco.

9. Any dispute regarding the derivation of a Specified Invention or other provision of this letter agreement shall be subject to arbitration as provided in Section 8 of the Agreement.

Except as specifically changed by this letter, the other provisions of our Agreement shall remain in full force and effect through January 1, 2005. For the purpose of determining the time of expiration of stock options granted pursuant to Section 4 of the Agreement, my change in status pursuant to this letter shall not be deemed a "separation of employment."

The Agreement changes stated in this letter shall be effective June 30, 2002.


/s/  Horace Auberry
-------------------
Horace Auberry

AGREED AND ACCEPTED:

/s/ David Lutz                           /s/ James T. Emerson
--------------                            ---------------------
David Lutz, President and CEO     James T. Emerson, Chairman of Compensation
                                                    Committee
Wellco Enterprises, Inc.                            Wellco Enterprises, Inc.

                                                                      EXHIBIT 21
                                                                      ----------

                            WELLCO ENTERPRISES, INC.
                         SUBSIDIARIES OF THE REGISTRANT



                                                                  Percentage of
                              Jurisdiction of                 Voting Securities
 Name of Company              Incorporation                            Owned by
                                                               Immediate Parent
 -------------------------------------------------------------------------------
 Wellco Enterprises, Inc.     North Carolina                         Registrant
 Wholly-Owned Subsidiaries:
 Ro-Search, Incorporated      North Carolina                               100%
 Mo-Ka Shoe Corporation       Delaware                                     100%

      All of the Registrant's wholly-owned subsidiaries are included in the consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      WELLCO ENTERPRISES, INC.


      By: Horace Auberry, Chairman of the Board of Directors
      (Principal Executive Officer)



      By: David Lutz, Chief Executive Officer, President and
      Treasurer
      (Principal Financial Officer)



      By: Tammy Francis
       (Principal Accounting Officer)

      Date: October 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      Horace Auberry, Chairman                Rolf Kaufman, Director




      David Lutz, Director                    William M. Cousins, Jr., Director



      Fred K. Webb, Jr., Director
      Date: October 15, 2002