Form 10-Q
period 2002-09-28
WELLCO ENTERPRISES INC
filed 2002-11-12
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 2002

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

1,185,746 shares of $1 par value common stock were outstanding on November 12, 2002.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2002










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 28, 2002 AND JUNE 29, 2002
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                     SEPTEMBER 28,      JUNE 29,
                                                              2002          2002
                                                     -------------      --------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $    720      $    270
      Receivables, net .............................        1,311         1,374
      Inventories-
          Finished goods ...........................        1,942         2,509
          Work in process ..........................          819         1,268
          Raw materials ............................        2,729         2,463
                                                         --------      --------
          Total ....................................        5,490         6,240
      Deferred taxes and prepaid expenses ..........          558           381
      Assets held for sale (Note 5) ................           50            70
                                                         --------      --------
      Total ........................................        8,129         8,335
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           27            28

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        6,851         6,727
      Office equipment .............................          753           747
      Automobiles ..................................          220           220
      Leasehold improvements .......................          749           735
                                                         --------      --------
      Total cost ...................................        9,856         9,712
      Less accumulated depreciation and
         amortization ..............................       (6,012)       (5,786)
                                                         --------      --------
      Net Property Plant and Equipment .............        3,844         3,926
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........          228           228
      Intangible pension asset .....................           21            21
                                                         --------      --------
      Total ........................................          249           249

DEFERRED TAXES .....................................          391           391
                                                         --------      --------

TOTAL ..............................................     $ 12,640      $ 12,929
                                                         ========      ========






                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 28, 2002 AND JUNE 29, 2002
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (unaudited)
                                                     SEPTEMBER 28,      JUNE 29,
                                                              2002          2002
                                                     ---------------------------

CURRENT LIABILITIES:
      Accounts payable .............................     $    716      $  1,306
      Accrued compensation .........................          902           892
      Accrued income taxes .........................          840           769
      Other liabilities ............................          531           587
                                                         --------      --------
      Total ........................................        2,989         3,554
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,028         1,028
      Notes payable ................................          207           205
      Deferred revenues ............................           93            95

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,183         1,183
      Additional paid-in capital ...................          336           336
      Retained earnings ............................        7,523         7,247
      Accumulated other comprehensive loss .........         (719)         (719)
                                                         --------      --------
      Total ........................................        8,323         8,047
                                                         --------      --------

TOTAL ..............................................     $ 12,640      $ 12,929
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                            2002            2001
                                                   -----------------------------

REVENUES .......................................    $     5,258     $     3,570
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          4,230           3,207
      Unrecovered contract preparation
      costs (Note 5) ...........................             20            --
      General and administrative expenses ......            556             590
                                                    -----------     -----------
      Total ....................................          4,806           3,797
                                                    -----------     -----------

GRANT INCOME ...................................             20              20
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................            472            (207)

INTEREST EXPENSE ...............................             (4)             (4)

INTEREST INCOME ................................              2              11
                                                    -----------     -----------

INCOME  (LOSS) BEFORE INCOME TAXES .............            470            (200)

PROVISION FOR INCOME TAXES .....................             76               5
                                                    -----------     -----------

NET INCOME (LOSS) ..............................    $       394     $      (205)
                                                    ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE (Note 4)
      based on weighted average number of
      shares outstanding .......................    $      0.33     $     (0.18)
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,182,746       1,163,246
                                                    ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE (Note 4)
      based on weighted average number of
      shares outstanding and dilutive stock
       options .................................    $      0.32     $     (0.18)
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,228,744       1,163,246
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                 (in thousands)

                                                             (unaudited)
                                                     SEPTEMBER 28, SEPTEMBER 29,
                                                              2002          2001
                                                     ---------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...............................       $ 394        $(205)
                                                             -----        -----
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
          Depreciation and amortization ..............         227          217
          Non-cash asset impairment ..................          20         --
          Non-cash grant income recognized ...........         (20)         (20)
          (Increase) decrease in-
                Receivables ..........................          63          427
                Inventories ..........................         750           40
                Other current assets .................        (152)        (176)
          Increase (decrease) in-
                Accounts payable .....................        (590)         207
                Accrued compensation .................          10           (4)
                Accrued income taxes .................          71          (33)
                Pension obligation ...................         (45)         (19)
                Other ................................         (16)         (16)
                                                             -----        -----
     Total adjustments ...............................         318          623
                                                             -----        -----
NET CASH PROVIDED BY
     OPERATING ACTIVITIES ............................         712          418
                                                             -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (144)        (112)
                                                             -----        -----
CASH USED IN INVESTING ACTIVITIES ....................        (144)        (112)
                                                             -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid .............................        (118)        --
                                                             -----        -----
NET CASH PROVIDED BY
     FINANCING ACTIVITIES ............................        (118)        --
                                                             -----        -----


NET INCREASE IN CASH .................................         450          306

CASH AT BEGINNING OF PERIOD ..........................         270          653
                                                             -----        -----

CASH AT END OF PERIOD ................................       $ 720        $ 959
                                                             =====        =====





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                 (in thousands)

                                                             (unaudited)
                                                     SEPTEMBER 28, SEPTEMBER 29,
                                                              2002          2001
                                                     ---------------------------




SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................           $ 4          $ 4
          Income taxes .............................           $ 5          $40
                                                               ===          ===


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 28, 2002
                     (in thousands except number of shares)
                                   (unaudited)


                                       Common Stock    Additional
                                               Par        Paid-In       Retained
                                      Shares   Value      Capital       Earnings
                                   ---------------------------------------------
BALANCE AT JUNE 29, 2002           1,182,746 $ 1,183        $ 336       $ 7,247

Net income for the fiscal three
  months ended September 28, 2002                                           394
Cash dividend  ($.10 per share)                                            (118)
                                   ---------------------------------------------

BALANCE AT SEPTEMBER 28, 2002      1,182,746 $ 1,183        $ 336       $ 7,523
                                   ---------------------------------------------



                                     Accumulated
                                           Other
                                   Comprehensive
                                            Loss
                                   -------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JUNE 29, 2002                   $ (719)

Change for the fiscal three
  months ended September 28, 2002            -
                                         ------

BALANCE AT SEPTEMBER 28, 2002            $ (719)
                                         -------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 28, 2002

1. BUSINESS AND ORGANIZATION:

      Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues were from sales to the U. S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the
      U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      New Accounting Pronouncements

      In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No.144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Statement is effective for the Company's 2003 fiscal year which started June 30, 2002 and will be applied to long- lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. There was no effect on the Company's financial statements from the adoption of this standard.

      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which started June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets includes $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). An initial review for impairment must be performed within six months of adopting the new standard. The Company will complete its initial impairment assessment by the end of the second quarter of fiscal 2003.

3. LINE OF CREDIT:

      The Company maintains a $3,000,000 bank line of credit. The line, which expires December 31, 2002, is expected to be renewed. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,656,000) and all non-governmental accounts receivable and inventory ($1,049,000). At September 28, 2002, there was no borrowing on the line of credit.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at September 28, 2002.


4. EARNINGS PER SHARE:

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:




                                             For the Three Months Ended 9/28/02
                                             ----------------------------------
                                           Net Income     Shares      Per-Share
                                           (Numerator) (Denominator)     Amount
                                           -------------------------------------

Basic EPS Available to Shareholders          $394,000   1,182,746       $  0.33
Effect of Dilutive Stock-based
Compensation Arrangements                                  45,998
                                            ------------------------------------
Diluted EPS Available to Shareholders        $394,000   1,228,744       $  0.32


                                             For the Three Months Ended 9/29/01
                                             -----------------------------------
                                           Net Loss       Shares      Per-Share
                                          (Numerator) (Denominator)      Amount
                                           -------------------------------------

Basic EPS Available to Shareholders          $205,000   1,163,246        $(0.18)
Effect of Dilutive Stock-based
Compensation Arrangements
(Note: N/A - Anti-dilutive)
                                           -------------------------------------
Diluted EPS Available to Shareholders        $205,000   1,163,246        $(0.18)

5. UNRECOVERED CONTRACT PREPARATION COSTS:

      In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco has the capability to manufacture and deliver berets within the government's required delivery schedule. The government has announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery can be sold. At September 28, 2002 based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $20,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal three months ended September 28, 2002. The revised estimated amount for which this machinery can be sold is included in the Consolidated Balance Sheet as Assets Held For Sale.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                              RESULTS OF OPERATIONS

Critical Accounting Policies:

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

Since June 29, 2002, the end of the 2002 fiscal year, there have been no changes in the nature of the estimates and assumptions related to theses critical accounting policies.

Comparing the Three Months Ended September 28, 2002  and September 29, 2001:

For the three months ended September 28, 2002 (current quarter), Wellco had net income of $394,000 compared to a net loss of $205,000 in the prior year three month period ended September 29, 2001 (prior quarter). The major reasons for the increase in net income are:

      o Total revenues in the current quarter increased $1,688,000 as compared to the prior quarter. The primary reason for this increase in revenues and also the increase in net income was a 56% increase in pairs of Direct Molded Sole (DMS) combat boots shipped under contract with Defense Supply Center Philadelphia ("DSCP", the U. S. government agency which supplies U. S. Armed Forces with boots).

               In both the current and prior quarters, which correspond to the last quarter of the government's fiscal year, DSCP had limited funding, which resulted in boot orders to Wellco being less than normal. However, in the current quarter, Wellco's shipment of boots to DSCP was not materially affected because of a large order received in April 2002.

      o Cost of sales and services in the current quarter increased $1,023,000, which is a 32% increase compared to the 47% increase in revenues. Fixed costs such as depreciation and certain semi-variable costs such as fringe benefits and maintenance expenses do not increase proportionately to an increase in revenues.

               Because of DSCP's limited funding, boot production in both the current and prior quarter was less than normal. However, the effect of lower production on operating results in the current quarter was not as adverse as the prior quarter because shipments of boots in the current quarter were substantially more than the prior quarter.

      o The current quarter includes $20,000 of unrecovered contract preparation costs. In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco has the capability to manufacture and deliver berets within the government's required delivery schedule. The government has announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery can be sold. At September 28, 2002 based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $20,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal three months ended September 28, 2002. The revised estimated amount for which this machinery can be sold is included in the Consolidated Balance Sheet as Assets Held For Sale.

      o Lower total administrative personnel salary cost and travel cost were the primary reasons general and administrative expenses decreased $34,000 in the current quarter.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the quarter ended September 28, 2002 was 16% compared to a 3% rate of tax on a net loss for the quarter ended September 29, 2001. The current quarter rate is higher because of an increase in the estimated portion of total consolidated pretax income for fiscal year 2003 that will be subject to
U. S. income taxes.

Forward Looking Information:

On April 19, 2002, the DSCP issued Wellco a contract modification extending its contract for Direct Molded Sole (DMS) combat and hot-weather boots, and has subsequently ordered 183,000 pairs (103,000 in April 2002 and 80,000 in October
2002) under this extension. This contract was originally scheduled to expire on April 15, 2002.

On March 19, 2002, Wellco submitted a response to a new DSCP solicitation for DMS boots. The scheduled award date is presently not later than November 15, 2002. Contracts will be for a base period of one year, with two one-year options. This solicitation provides for up to four contracts with the quantities to be purchased from each contractor being 35%, 30%, 20% and 15% of DSCP total boot purchases. Under its current contract, Wellco is supplying 25% of total DSCP purchases. The total minimum and maximum pairs DSCP will buy under contracts issued from the new solicitation are lower than those under current contracts for the reasons stated below.

The U. S. Army has approved replacing its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB), which is presently used only by the Marine Corps. In July 2002, DSCP received solicitation responses, including one from Wellco, for the ICB boot, and the scheduled award date is presently November 15, 2002. The solicitation provides for three contract awards, with first delivery approximately eight months after contract award, with a base period of one year and four one-year options thereafter.

The ICB solicitation provides that within 90 days after contract award, each contractor is required to manufacture and submit for testing 2,000 pairs of boots. If testing of these 2,000 pairs of boots is not satisfactory, it is possible that the contractor will not receive any additional delivery orders under this contract.

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

Wellco believes that, if it is awarded a contract from both the DMS and ICB boot solicitations, any adverse effect on future operating results, related to the Army's replacement of the all-leather combat boot with the ICB boot, will not be substantial. If a contract is awarded Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation: future operating results and liquidity would be adversely affected; use of the bank line of credit would likely increase; and, the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section). In addition, if contracts are not awarded to Wellco, the carrying amount of certain long-lived assets may be impaired. If some or all of these negative events were to occur, Wellco believes that the effects would not occur until the Company's fiscal year 2004.

The Company has received machinery orders from a new customer totaling $600,000. The Company estimates that delivery will be in the second and third quarters of fiscal year 2003.

The Company is attempting to sell the previously mentioned beret manufacturing machinery, which has a carrying value in the Consolidated Balance Sheets at September 28, 2002 of $50,000. Future write down of this amount may be necessary if the estimated or actual resale value is less than this amount.

In October 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long- lived assets. SFAS No.144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Statement is effective for the Company's 2003 fiscal year which started June 30, 2002 and will be applied to long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. There was no effect on the Company's financial statements from the adoption of this standard.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, and is effective for the Company's 2003 fiscal year which started June 30, 2002. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets includes $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition"). An initial review for impairment must be performed within six months of adopting the new standard. The Company will complete its initial impairment assessment by the end of the second quarter of fiscal 2003.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                      (in thousands)
                                     September 28, 2002           June 29, 2002
                                     ------------------------------------------
Cash and Cash Equivalents                          $720                    $270
Unused Line of Credit                             3,000                   3,000
                                     -------------------------------------------
Total                                            $3,720                  $3,270
                                     ===========================================


The increase in cash at September 28, 2002 resulted primarily from cash provided by operations during the first quarter of fiscal year 2003.

The following table summarizes the major sources (uses) of cash for the three months ended September 28, 2002:

                                                                 (in thousands)

                                                             September 28, 2002
                                                             ------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                                $621
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                                  233
Net Change in Income Taxes, Pension Obligation,
and Other                                                                  (142)
                                                              ------------------
Net Cash Provided by Operations                                             712

Cash Used to Purchase Plant and Equipment                                  (144)
Cash Dividends Paid                                                        (118)
                                                               -----------------
Net Increase  in Cash and Cash Equivalents                                 $450
                                                               =================

In the quarter ended September 28, 2002, cash provided by operations was $712,000. Net income of $394,000 and depreciation and amortization of $227,000 provided a total of $621,000. Operating cash was also provided by a reduction in inventories ($750,000) and accounts receivable ($63,000). Cash was used to decrease accounts payable by $590,000. Because DSCP did not issue any boot orders in the current quarter, cash was provided by boot shipments from inventory that were not replaced with boots produced.

Cash from operations was primarily used to purchase equipment, pay cash dividends, and to invest in short- term interest earning instruments with maturities of three months or less.

The following table shows aggregated information about contractual obligations as of September 28, 2002:


                                 Payments Due by Period

                      Total   Less Than 1    1-3 Years  4-5 Years  After 5 Years
                                     Year
                   -------------------------------------------------------------
Notes Payable      $300,000                                            $300,000
Building Lease    1,091,000      $135,000     $306,000   $330,000       320,000
                  --------------------------------------------------------------
Total            $1,391,000      $135,000     $306,000   $330,000      $620,000
                 ===============================================================


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

There was no borrowing under the line of credit at September 28, 2002 and the Company was in compliance with the loan covenants at September 28, 2002. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

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



Item 4.  Controls and Procedures.


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were required to be taken.

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


Wellco Enterprises, Inc., Registrant







\s\                                                   \s\
David Lutz, Chief Executive Officer   Tammy Francis, Controller and Principal
            and President                            Financial Officer
      (Principal  Executive Officer)

November 12, 2002

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL EXECUTIVE OFFICER



I, David Lutz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wellco Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Principal Executive Officer)

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 28, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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



Date: November 12, 2002


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL FINANCIAL OFFICER



I, Tammy Francis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wellco Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ Tammy Francis
By: Tammy Francis, Controller
(Principal Financial Officer)

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the principal financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 28, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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



Date: November 12, 2002


/s/ Tammy Francis
By: Tammy Francis, Controller
 (Principal Financial Officer)