Form 10-Q
period 2002-12-28
WELLCO ENTERPRISES INC
filed 2003-02-11
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 2002

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

1,185,746 shares of $1 par value common stock were outstanding on February 11, 2003.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 28, 2002










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 2002 AND JUNE 29, 2002
                                 (in thousands)

                                     ASSETS

                                                       (unaudited)
                                                      DECEMBER 28,      JUNE 29,
                                                              2002          2002
                                                      ------------      --------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $    423      $    270
      Receivables, net .............................        1,963         1,374
      Inventories-
          Finished goods ...........................        1,742         2,509
          Work in process ..........................        1,236         1,268
          Raw materials ............................        2,159         2,463
                                                         --------      --------
          Total ....................................        5,137         6,240
      Deferred taxes and prepaid expenses ..........          556           381
      Assets held for sale (Note 5) ................           25            70
                                                         --------      --------
      Total ........................................        8,104         8,335
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           26            28

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        6,958         6,727
      Office equipment .............................          759           747
      Automobiles ..................................          185           220
      Leasehold improvements .......................          758           735
                                                         --------      --------
      Total cost ...................................        9,943         9,712
      Less accumulated depreciation and
         amortization ..............................       (6,229)       (5,786)
                                                         --------      --------
      Net Property Plant and Equipment .............        3,714         3,926
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........          228           228
      Intangible pension asset .....................           21            21
                                                         --------      --------
      Total ........................................          249           249

DEFERRED TAXES .....................................          391           391
                                                         --------      --------

TOTAL ..............................................     $ 12,484      $ 12,929
                                                         ========      ========





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 2002 AND JUNE 29, 2002
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                      DECEMBER 28,      JUNE 29,
                                                              2002          2002
                                                      ------------      --------

CURRENT LIABILITIES:
      Accounts payable .............................     $    967      $  1,306
      Accrued compensation .........................          562           892
      Accrued income taxes .........................          851           769
      Other liabilities ............................          484           587
                                                         --------      --------
      Total ........................................        2,864         3,554
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,028         1,028
      Notes payable ................................          209           205
      Deferred revenues ............................           91            95

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,186         1,183
      Additional paid-in capital ...................          357           336
      Retained earnings ............................        7,468         7,247
      Accumulated other comprehensive loss .........         (719)         (719)
                                                         --------      --------
      Total ........................................        8,292         8,047
                                                         --------      --------

TOTAL ..............................................     $ 12,484      $ 12,929
                                                         ========      ========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 2002 AND DECEMBER 29, 2001
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                    DECEMBER 28,    DECEMBER 29,
                                                            2002            2001
                                                    ------------    ------------
REVENUES .......................................    $    10,506     $     9,960
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          8,809           8,456
      Unrecovered contract preparation
      costs (Note 5) ...........................             45            --
      General and administrative expenses ......          1,136           1,303
                                                    -----------     -----------
      Total ....................................          9,990           9,759
                                                    -----------     -----------

GRANT INCOME ...................................             40              40
                                                    -----------     -----------

OPERATING INCOME ...............................            556             241

INTEREST EXPENSE ...............................            (16)            (24)

INTEREST INCOME (Note 6) .......................              5             254
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................            545             471

PROVISION FOR INCOME TAXES .....................             87              31
                                                    -----------     -----------

NET INCOME .....................................    $       458     $       440
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Note 4)
      based on weighted average number of
      shares outstanding .......................    $      0.39     $      0.38
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,183,857       1,165,313
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Note 4) based
      on weighted average number of shares
      outstanding and dilutive stock
       options .................................    $      0.38     $      0.37
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,216,723       1,200,610
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 28, 2002 AND DECEMBER 29, 2001
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                    DECEMBER 28,    DECEMBER 29,
                                                            2002            2001
                                                    ------------    ------------
REVENUES .......................................    $     5,248     $     6,390
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          4,579           5,249
      Unrecovered contract preparation
      costs (Note 5) ...........................             25            --
      General and administrative expenses ......            580             713
                                                    -----------     -----------
      Total ....................................          5,184           5,962
                                                    -----------     -----------

GRANT INCOME ...................................             20              20
                                                    -----------     -----------

OPERATING INCOME ...............................             84             448

INTEREST EXPENSE ...............................            (12)            (20)

INTEREST INCOME (Note 6) .......................              3             243
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................             75             671

PROVISION  FOR INCOME TAXES ....................             11              26
                                                    -----------     -----------

NET INCOME .....................................    $        64     $       645
                                                    ===========     ===========


BASIC EARNINGS  PER SHARE (Note 4)
      based on weighted average number of
      shares outstanding .......................    $      0.05     $      0.55
                                                    ===========     ===========

      Shares used in computing basic
      earnings per share .......................      1,184,931       1,167,312
                                                    ===========     ===========


DILUTED EARNINGS PER SHARE (Note 4) based
      on weighted average number of shares
      outstanding and dilutive stock
       options .................................    $      0.05     $      0.53
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,212,891       1,219,485
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 2002 AND DECEMBER 29, 2001
                                 (in thousands)

                                                             (unaudited)
                                                      DECEMBER 28,  DECEMBER 29,
                                                              2002          2001
                                                      ------------ -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ....................................      $   458       $   440
                                                          -------       -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
           Depreciation and amortization ...........          480           433
           Non-cash asset impairment ...............           45          --
           Non-cash grant income recognized ........          (40)          (40)
           Non-cash reduction in deferred revenue...           (4)           (2)
           Non-cash interest expense ...............            4          (236)
           (Increase) decrease in-
                Receivables ........................         (589)          120
                Inventories ........................        1,103          (469)
                Other current assets ...............         (107)         (134)
           Increase (decrease) in-
                Accounts payable ...................         (339)          606
                Accrued compensation ...............         (330)         (158)
                Accrued income taxes ...............           82           (17)
                Pension obligation .................          (88)          (59)
                Other ..............................          (43)          (35)
                                                          -------       -------
     Total adjustments .............................          174             9
                                                          -------       -------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES ..........................          632           449
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..............         (266)         (322)
                                                          -------       -------
CASH USED IN INVESTING ACTIVITIES ..................         (266)         (322)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid ...........................         (237)         --
     Stock option exercised ........................           24           120
                                                          -------       -------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ..........................         (213)          120
                                                          -------       -------


NET INCREASE IN CASH ...............................          153           247

CASH AT BEGINNING OF PERIOD ........................          270           653
                                                          -------       -------

CASH AT END OF PERIOD ..............................      $   423       $   900
                                                          =======       =======


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 28, 2002 AND DECEMBER 29, 2001
                                 (in thousands)

                                                             (unaudited)
                                                      DECEMBER 28,  DECEMBER 29,
                                                              2002          2001
                                                      ------------ -------------





SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ................................           $16           $ 4
           Income taxes ............................           $ 5           $40
                                                               ===           ===


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 28, 2002
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock     Additional
                                                Par       Paid-In       Retained
                                    Shares    Value       Capital       Earnings
                                 -----------------------------------------------
BALANCE AT JUNE 29, 2002         1,182,746  $ 1,183         $ 336       $ 7,247

Net income for the fiscal six
 months ended December 28, 2002                                             458
Exercise of stock options            3,000        3            21
Cash dividend  ($.20 per share)                                            (237)
                                ------------------------------------------------

BALANCE AT DECEMBER 28, 2002    1,185,746   $ 1,186         $ 357       $ 7,468
                                ================================================



                                     Accumulated
                                           Other
                                   Comprehensive
                                            Loss
                                ----------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JUNE 29, 2002                       $ (719)

Change for the fiscal six
 months ended December 28, 2002             -
                                ----------------

BALANCE AT DECEMBER 28, 2002             $ (719)
                                ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 28, 2002

1. BUSINESS AND ORGANIZATION:

      Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues were from sales to the U. S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the United States Armed Forces. The loss of this customer would have a material adverse effect on the Company.

      Bidding on U. S. government boot solicitations is open to any qualified U.
      S. manufacturer. Bidding on contracts is very competitive. U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the United States.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      New Accounting Pronouncements

      On June 29, 2001,SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition") related to the Company's Ro-Search, Inc. reporting unit. As this goodwill arose prior to 1970, it was not amortized prior to the adoption of SFAS No. 142.

      The Company adopted the provisions of SFAS No. 142 on June 30, 2002, the beginning of the Company's 2003 fiscal year. The Company has completed step one of the transitional impairment test and has determined that the carrying amount of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit. Management will proceed with step two of the transitional impairment test to determine if an impairment should be recorded. The Company expects to complete this analysis by no later than the end of the Company's 2003 fiscal year.

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

      In January 2003, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued to clarify the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The inital recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's fiscal quarter ended December 28, 2002. The Company has not yet determined the impact, if any, that the recognition and measurement provisions will have on its consolidated financial position or results of operations.


3. LINE OF CREDIT:

      The Company recently renewed its bank line of credit. Due to the Company's increased cash from operations and its lack of need for a $3,000,000 line of credit, on February 5, 2003 the line was reduced from $3,000,000 to $1,500,000. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,538,000) and all non-governmental accounts receivable and inventory ($1,056,000). At December 28, 2002, there was no borrowing on the line of credit.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at December 28, 2002.


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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                         For the Six Months Ended 12/28/02
                                         ----------------------------------
                                         Net Income     Shares         Per-Share
                                         (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders       $458,000   1,183,857            $0.39
Effect of Dilutive Stock-based
Compensation Arrangements                               32,866
                                         ---------------------------------------
Diluted EPS Available to Shareholders     $458,000   1,216,723            $0.38

                                         For the Six Months Ended 12/29/01
                                         ----------------------------------
                                         Net Income     Shares         Per-Share
                                         (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders       $440,000   1,165,313            $0.38
Effect of Dilutive Stock-based
Compensation Arrangements                               35,297
                                          --------------------------------------
Diluted EPS Available to Shareholders     $440,000   1,200,610            $0.37


                                         For the Three Months Ended 12/28/02
                                         -----------------------------------
                                         Net Income     Shares         Per-Share
                                         (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders     $   64,000   1,184,931          $  0.05
Effect of Dilutive Stock-based
Compensation Arrangements                               27,960
                                        ----------------------------------------
Diluted EPS Available to Shareholders   $   64,000   1,212,891          $  0.05


                                         For the Three  Months Ended 12/29/01
                                         ------------------------------------
                                         Net Income     Shares         Per-Share
                                         (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders       $645,000   1,167,312            $0.55
Effect of Dilutive Stock-based
Compensation Arrangements                               52,173
                                         ---------------------------------------
Diluted EPS Available to Shareholders     $645,000   1,219,485            $0.53


5. UNRECOVERED CONTRACT PREPARATION COSTS:

      In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. At December 28, 2002 based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $25,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal three months ended December 28, 2002. Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal six months ended December 28, 2002 include a write down of $45,000 for the beret manufacturing machinery. The revised estimated amount for which this machinery could be sold is included in the Consolidated Balance Sheets as Assets Held For Sale.

6. NOTE PAYABLE:

      On December 29, 1995 Wellco repurchased from Coronet Insurance Company and some of its affiliates (Coronet and Affiliates) 1,531,272 shares of Wellco common stock, which represented 57.69% of total shares outstanding at that time. This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded a defined amount. Generally accepted accounting principles required that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made. Actual cumulative net income through fiscal year 2002 was less than the defined amount that cumulative net income had to exceed and therefore the Company has no obligation under this arrangement.

      Since its stock repurchase, Wellco, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and accordingly, interest income for this amount was recognized in the Consolidated Statements of Operations for the fiscal six months ended December 29, 2001.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              =====================

Comparing the Six Months Ended December 28, 2002  and December 29, 2001:
------------------------------------------------------------------------

For the six months ended December 28, 2002 (current period), Wellco had net income of $458,000 compared to a net income of $440,000 in the prior year six month period ended December 29, 2001 (prior period). The major reasons for the increase in net income are:

      o Total Revenues in the current period increased by $546,000 as compared to the prior period. The major reason for this increase was a 4% increase in pairs of Direct Molded Soled (DMS) boots sold to the Defense Supply Center Philadelphia (DSCP). The Company also began shipping under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots.

      o Cost of Sales and Services in the current period increased by $353,000, resulting in a $193,000 increase in gross profit.

      o The current period includes $45,000 of unrecovered contract preparation costs. In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U.S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $45,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the six months ended December 28, 2002. The revised estimated amount for which this machinery can be sold is included in the Consolidated Balance Sheets as Assets Held For Sale.

      o Lower total administrative personnel salary cost and lower legal cost were the primary reasons general and administrative expenses decreased $167,000 in the current period.

      o The Consolidated Statements of Operations for the current period and the prior period include grant income of $40,000. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five year period.

      o Net income in the prior period includes interest income of $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 6). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At December 29, 2001, Wellco projected that no additional payments were due and the previously accrued interest expense, as well as the previously accrued liability for these payments, were reversed.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 16% compared to 7% for the prior period. The Small Business Job Protection Act (Act) terminated the federal tax credit on income earned from operations in Puerto Rico. Under the Act, the amount of the Company's fiscal year 2003 through 2006 income subject to this credit is limited, and the credit is entirely eliminated starting with fiscal year 2007. The current period income tax rate is higher because fiscal year 2003 income from Puerto Rico operations is estimated to exceed the amount subject to the credit, thereby resulting in the excess not being subject to the federal tax credit.


Comparing the Three Months Ended December 28, 2002  and December 29, 2001:
--------------------------------------------------------------------------

For the three months ended December 28, 2002 (current period), Wellco had net income of $64,000 compared to a net income of $645,000 in the prior year three month period ended December 29, 2001 (prior period). The major reasons for the decrease in net income are:

      o Total Revenues in the current period decreased by $1,142,000 as compared to the prior period. During the prior period and after the terrorist attacks on September 11, 2001, Wellco received larger than normal boot orders from the U. S. Department of Defense along with a request to expedite production of these orders. In response, Wellco increased its production rate through December, 2001 to a level approximately double the rate prior to these orders.

      o Although Revenues during the current period decreased by $1,142,000 (18%), Cost of Sales and Services in the current period only decreased by $670,000 (13%). Gross margin in the prior period was significantly higher because as sales increased, fixed costs such as depreciation and certain semi-variable costs such as fringe benefits and maintenance expenses did not increase proportionately.

      o The current quarter includes $25,000 of unrecovered contract preparation costs. In October, 2001, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $25,000 this quarter and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal three months ended December 28, 2002. The revised estimated amount for which this machinery could be sold is included in the Consolidated Balance Sheet as Assets Held For Sale.

      o As stated above in the six month comparison, grant income is being recognized on a straight line basis over the fiscal years 2000 through 2004.

      o Net income in the prior period includes interest income of $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 6). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At December 29, 2001, Wellco projected that no additional payments were due and the previously accrued interest expense, as well as the previously accrued liability for these payments, were reversed.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 15% compared to 4% for the prior period. The Small Business Job Protection Act (Act) terminated the federal tax credit on income earned from operations in Puerto Rico. Under the Act, the amount of the Company's fiscal year 2003 through 2006 income subject to this credit is limited, and the credit is entirely eliminated starting with fiscal year 2007. The current period income tax rate is higher because fiscal year 2003 income from Puerto Rico operations is estimated to exceed the amount subject to the credit, thereby resulting in the excess not being subject to the federal tax credit.

Forward Looking Information:
----------------------------

Since April 19, 2002, the DSCP has twice issued Wellco a contract modification extending its contract for Direct Molded Sole (DMS) combat and hot-weather boots, and has subsequently ordered 183,000 pairs (103,000 in April 2002 and 80,000 in October 2002) under these extensions. This contract was originally scheduled to expire on April 15, 2002. On January 28, 2003, the DSCP issued a letter stating its intent to again extend the contract and purchase a minimum of 94,000 pairs. Under this extension, DSCP can purchase up to a maximum of 195,000 pairs.

At the beginning of the fiscal quarter that will end March 29, 2003, Wellco had a small shipping backlog of DMS boots remaining from the first two extensions. Shipments against the third extension will begin late in the fiscal quarter ending March 29, 2003. However, they are not expected to be significant enough to offset the negative effect on operations for the fiscal quarter ending March 29, 2003 of having a small shipping backlog at the beginning of this quarter. The majority of boots from the minimum pairs of the third extension will be shipped during the quarter ending June 28, 2003.

On March 19, 2002, Wellco submitted a response to a new DSCP solicitation for DMS boots. The scheduled award date is presently not later than April 1, 2003. Contracts will be for a base period of one year, with two one-year options. This solicitation provides for up to four contracts with the quantities to be purchased from each contractor being 35%, 30%, 20% and 15% of DSCP total boot purchases. Under its current contract, Wellco is supplying 25% of total DSCP purchases. The total minimum and maximum pairs DSCP will buy under contracts issued from the new solicitation are lower than those under current contracts for the reasons stated below.

The U. S. Army has approved replacing its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB), which is presently used only by the Marine Corps. In July 2002, DSCP received solicitation responses, including one from Wellco, for the ICB boot, and the scheduled award date is presently February 28, 2003. The solicitation provides for three contract awards, with first delivery approximately eight months after contract award, with a base period of one year and four one-year options thereafter.

The ICB solicitation provides that within 90 days after contract award, each contractor is required to manufacture and submit for testing 2,000 pairs of boots. If testing of these 2,000 pairs of boots is not satisfactory, it is possible that the contractor will not receive any additional delivery orders under this contract.

The DSCP's evaluation of solicitation offers is a time consuming process, and many times they ask for an extension of offers. Therefore, contract awards from the DMS and ICB boot solicitations may be later than the dates stated above. Bidding on government solicitations is very competitive, and the Company cannot predict with certainty its success in receiving a contract from any of the above solicitations.

Wellco believes that, if it is awarded a contract from both the DMS and ICB boot solicitations, any adverse effect on future operating results, related to the Army's replacement of the all-leather combat boot with the ICB boot, will not be substantial. If a contract is awarded Wellco from only one of these solicitations, or if Wellco does not receive a contract from either solicitation: future operating results and liquidity would be adversely affected; use of the bank line of credit would likely increase; and, the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section). In addition, if contracts are not awarded to Wellco, the carrying amount of certain long-lived assets may become impaired. If some or all of these negative events were to occur, Wellco believes that the effects would not occur until the Company's fiscal year 2004.

The Company is attempting to sell the previously mentioned beret manufacturing machinery, which has a carrying value in the Consolidated Balance Sheets at December 28, 2002 of $25,000. Future write down of this amount may be necessary if the estimated or actual resale value is less than this amount.

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

On June 29, 2001,SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Under SFAS No. 142, if the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded equal to that excess. The Consolidated Balance Sheets include $228,000 of goodwill ("Excess of cost over net assets of subsidiary at acquisition") related to the Company's Ro-Search, Inc. reporting unit. As this goodwill arose prior to 1970, it was not amortized prior to the adoption of SFAS No. 142.

The Company adopted the provisions of SFAS No. 142 on June 30, 2002, the beginning of the Company's 2003 fiscal year. The Company has completed step one of the transitional impairment test and has determined that the carrying amount of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit. Management will proceed with step two of the transitional impairment test to determine if an impairment should be recorded. The Company expects to complete this analysis by no later than the end of the Company's 2003 fiscal year.

In January 2003, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued to clarify the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The inital recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's fiscal quarter ended December 28, 2002. The Company has not yet determined the impact, if any, that the recognition and measurement provisions will have on its consolidated financial position or results of operations.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                 (in thousands)
                                  December 28, 2002           June 29, 2002
                                  -----------------           -------------
Cash and Cash Equivalents                      $423                    $270
Unused Line of Credit                         1,500*                  3,000
                                             ------                  ------
Total                                        $1,923                  $3,270
                                             ======                  ======
* after reduction on February 5, 2003 from the previous amount of $3,000,000.

The increase in cash at December 28, 2002 resulted primarily from cash provided by operations during the first six months of fiscal year 2003.

The following table summarizes the major sources (uses) of cash for the six months ended December 28, 2002:
                                                             (in thousands)
                                                          December 28, 2002
                                                          -----------------
Income Before Depreciation and Other Non-cash
Adjustments                                                           $943
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                            (155)
Net Change in Income Taxes, Pension Obligation,
and Other                                                             (156)
                                                                      ----
Net Cash Provided by Operations                                        632
Cash Used to Purchase Plant and Equipment                             (266)
Cash Provided by Exercise of Stock Options                              24
Cash Dividends Paid                                                   (237)
                                                                      ----
Net Increase  in Cash and Cash Equivalents                            $153
                                                                      ====

In the six months ended December 28, 2002, cash provided by operations was $632,000. Net income of $458,000, depreciation and amortization of $480,000, and a reduction in inventories of $1,103,000 provided the main sources of operating cash. The main uses of operating cash were to decrease accounts payable by $339,000 and accrued compensation by $330,000, and also to fund an increase in accounts receivable of $589,000. Because DSCP did not issue any boot orders in the six month period, cash was provided by boot shipments from inventory that were not replaced with boots produced.

Cash from operations was primarily used to purchase equipment, pay cash dividends, and to invest in short- term interest earning instruments with maturities of three months or less.

The following table shows aggregated information about contractual obligations as of December 28, 2002:

                         Payments Due by Period

                      Total   Less Than 1   1-3 Years   4-5 Years  After 5 Years
                                     Year
Notes Payable      $300,000                                             $300,000
Building Lease    1,058,000      $143,000    $312,000    $336,000        267,000
                 ---------------------------------------------------------------
Total            $1,358,000      $143,000    $312,000    $336,000       $567,000
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

Prior to February 5, 2003, the bank line of credit provided for borrowings of up to $3,000,000. Because of infrequent and limited line use, and in order to reduce the bank's line maintenance charge, on February 5, 2003 the line was reduced from $3,000,000 to $1,500,000. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; not receiving future government contracts currently being solicited; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

There was no borrowing under the line of credit at December 28, 2002 and the Company was in compliance with the loan covenants at December 28, 2002. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
      o All amounts borrowed shall become due and immediately payable upon demand of the bank. o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2003, unless the Note is extended by the bank under terms satisfactory to the bank.
      o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments, other financial instruments, or derivative commodity instruments that require disclosures.


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

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.  N/A

Item 2.  Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submission of Matters to a Vote of Security Holders:

         The 2002 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 19, 2002. The only matter voted on at that meeting
         was the election of directors.   The results of voting were:

             Directors were elected as follows:

Nominee for Director              Shares Voted For          Shares Withheld From
--------------------------------------------------------------------------------
James T. Emerson                  1,132,784                 18
David Lutz                        1,132,784                 18
Fred K. Webb, Jr.                 1,132,784                 18


Item 5.  Other Information.  N/A
Item 6.  Exhibits and Reports on Form 8-K.

         a). Exhibits: None
         b). Reports on Form 8-K: None

                                   SIGNATURE
                                   ---------


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


Wellco Enterprises, Inc., Registrant







\s\                                     \s\
David Lutz, Chief Executive Officer     Tammy Francis, Controller and Principal
            and President                              Financial Officer
    (Principal Executive Officer)

February 11, 2003

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 28, 2002
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL EXECUTIVE OFFICER



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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: February 11, 2003


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Principal Executive Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 28, 2002 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 28, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3 I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

               o the periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

               o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



Date: February 11, 2003


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 28, 2002
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL FINANCIAL OFFICER



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: February 11, 2003


/s/ Tammy Francis
By: Tammy Francis, Controller
(Principal Financial Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 28, 2002 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the principal financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 28, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3 I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

               o the periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

               o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



Date: February 11, 2003


/s/ Tammy Francis
By: Tammy Francis, Controller
 (Principal Financial Officer)