Form 10-Q
period 2003-03-29
WELLCO ENTERPRISES INC
filed 2003-05-13
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 29, 2003

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

1,185,746 shares of $1 par value common stock were outstanding on May 13, 2003.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 29, 2003










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 2003 AND JUNE 29, 2002
                                 (in thousands)

                                     ASSETS


                                                       (unaudited)
                                                          MARCH 29,     JUNE 29,
                                                               2003         2002
                                                       -------------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $    760      $    270
      Receivables, net .............................        2,492         1,374
      Inventories-
          Finished goods ...........................        1,654         2,509
          Work in process ..........................        1,087         1,268
          Raw materials ............................        2,349         2,463
                                                         --------      --------
          Total ....................................        5,090         6,240
      Deferred taxes and prepaid expenses ..........          543           381
      Assets held for sale (Note 6) ................           25            70
                                                         --------      --------
      Total ........................................        8,910         8,335
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           24            28

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,176         1,176
      Machinery and equipment ......................        7,151         6,727
      Office equipment .............................          773           747
      Automobiles ..................................          185           220
      Leasehold improvements .......................          842           735
                                                         --------      --------
      Total cost ...................................       10,234         9,712
      Less accumulated depreciation and
         amortization ..............................       (6,481)       (5,786)
                                                         --------      --------
      Net Property Plant and Equipment .............        3,753         3,926
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........          228           228
      Intangible pension asset .....................           21            21
                                                         --------      --------
      Total ........................................          249           249

DEFERRED TAXES .....................................          391           391
                                                         --------      --------

TOTAL ..............................................     $ 13,327      $ 12,929
                                                         ========      ========





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 2003 AND JUNE 29, 2002
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        (unaudited)
                                                           MARCH 29,    JUNE 29,
                                                                2003        2002
                                                        ------------------------

CURRENT LIABILITIES:
      Accounts payable .............................     $  1,838      $  1,306
      Accrued compensation .........................          694           892
      Accrued income taxes .........................          776           769
      Other liabilities ............................          543           587
                                                         --------      --------
      Total ........................................        3,851         3,554
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,028         1,028
      Notes payable ................................          211           205
      Deferred revenues ............................           89            95

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,186         1,183
      Additional paid-in capital ...................          357           336
      Retained earnings ............................        7,324         7,247
      Accumulated other comprehensive loss .........         (719)         (719)
                                                         --------      --------
      Total ........................................        8,148         8,047
                                                         --------      --------

TOTAL ..............................................     $ 13,327      $ 12,929
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 2003 AND MARCH 30, 2002
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                       MARCH 29,       MARCH 30,
                                                            2003            2002
                                                       -------------------------

REVENUES .......................................    $    16,078     $    15,134
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............         13,851          12,632
      Unrecovered contract preparation
      costs (Note 6) ...........................             45            --
      General and administrative expenses ......          1,712           1,937
                                                    -----------     -----------
      Total ....................................         15,608          14,569
                                                    -----------     -----------

GRANT INCOME ...................................             60              60
                                                    -----------     -----------

OPERATING INCOME ...............................            530             625

INTEREST EXPENSE ...............................            (22)            (28)

INTEREST INCOME (Note 7) .......................              6             257
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................            514             854

PROVISION FOR INCOME TAXES .....................             82              46
                                                    -----------     -----------

NET INCOME .....................................    $       432     $       808
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.36     $      0.69
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,185,365       1,170,497
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options ..................................    $      0.36     $      0.67
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,215,378       1,214,299
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 29, 2003 AND MARCH 30, 2002
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                        MARCH 29,      MARCH 30,
                                                             2003           2002
                                                        ------------------------
REVENUES .........................................   $     5,572    $     5,174
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services .................         5,042          4,176
      General and administrative expenses ........           576            634
                                                     -----------    -----------
      Total ......................................         5,618          4,810
                                                     -----------    -----------

GRANT INCOME .....................................            20             20
                                                     -----------    -----------

OPERATING INCOME (LOSS) ..........................           (26)           384

INTEREST EXPENSE .................................            (6)            (4)

INTEREST INCOME ..................................             1              3
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ................           (31)           383

PROVISION (BENEFIT) FOR INCOME TAXES .............            (5)            15
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $       (26)   $       368
                                                                    -----------


BASIC EARNINGS (LOSS) PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .........................   $     (0.02)   $      0.31
                                                     ===========    ===========
      Shares used in computing basic
      earnings per share .........................     1,185,746      1,180,697
                                                     ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE (Notes 4 and 5)
      based on weighted average
      number of shares outstanding and dilutive
      stock options ..............................   $     (0.02)   $      0.30
                                                     ===========    ===========
      Shares used in computing diluted
      earnings per share .........................     1,185,746      1,237,577
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 2003 AND MARCH 30, 2002
                                 (in thousands)

                                                                (unaudited)
                                                           MARCH 29,   MARCH 30,
                                                                2003        2002
                                                           ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   432      $   808
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
           Depreciation and amortization .............         734          649
           Non-cash asset impairment .................          45         --
           Non-cash grant income recognized ..........         (60)         (60)
           Non-cash reduction in accrued interest ....        --           (234)
           (Increase) decrease in-
                Receivables ..........................      (1,118)         448
                Inventories ..........................       1,150         (327)
                Other current assets .................         (50)        (150)
           Increase (decrease) in-
                Accounts payable .....................         532          (86)
                Accrued compensation .................        (198)          (5)
                Accrued income taxes .................           7           (2)
                Pension obligation ...................        (132)         (96)
                Other ................................          36           23
                                                           -------      -------
     Total adjustments ...............................         946          160
                                                           -------      -------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES ............................       1,378          968
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (557)        (391)
                                                           -------      -------
CASH USED IN INVESTING ACTIVITIES ....................        (557)        (391)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid .............................        (355)        (354)
     Stock option exercised ..........................          24          164
                                                           -------      -------
NET CASH USED IN FINANCING ACTIVITIES ................        (331)        (190)
                                                           -------      -------


NET INCREASE IN CASH .................................         490          387

CASH AT BEGINNING OF PERIOD ..........................         270          653
                                                           -------      -------

CASH AT END OF PERIOD ................................     $   760      $ 1,040
                                                           =======      =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 29, 2003 AND MARCH 30, 2002
                                 (in thousands)

                                                                (unaudited)
                                                           MARCH 29,   MARCH 30,
                                                                2003        2002
                                                           ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ....................................        $ 22        $ 28
           Income taxes ................................          75          50
NONCASH DECREASE IN NOTE PAYABLE (Note 7) ..............        $--         $347
                                                                ====        ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 29, 2003
                     (in thousands except number of shares)
                                   (unaudited)


                                     Common Stock      Additional
                                                Par       Paid-In       Retained
                                     Shares   Value       Capital       Earnings
                                  ----------------------------------------------
BALANCE AT JUNE 29, 2002          1,182,746 $ 1,183         $ 336       $ 7,247

Net income for the fiscal nine
 months ended March 29, 2003                                                432
Exercise of stock options             3,000       3            21
Cash dividend  ($.30 per share)                                            (355)
                                 -----------------------------------------------

BALANCE AT MARCH 29, 2003         1,185,746 $ 1,186         $ 357       $ 7,324
                                 ===============================================



                                         Accumulated
                                               Other
                                       Comprehensive
                                                Loss
                                       -------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JUNE 29, 2002                       $ (719)

Change for the fiscal nine
  months ended March 29, 2003                    -
                                       --------------

BALANCE AT MARCH 29, 2003                     $ (719)
                                       ==============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 29, 2003
                 -----------------------------------------------

1. BUSINESS AND ORGANIZATION:

      Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues were from sales to the U.S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the United States Armed Forces. The loss of this customer would have a material adverse effect on the Company.

      Bidding on DSCP boot solicitations is open to any qualified U. S. manufacturer. Bidding on contracts is very competitive. U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the United States.

      There is presently one outstanding DSCP boot solicitation to which the Company responded. If Wellco does not receive a contract from this solicitation, future operating results will be adversely affected and certain assets may be impaired.

      Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years. In addition, current boot contracts contain options for additional pairs that are exercisable at the government's discretion. The Company cannot predict with certainty its success in receiving a contract from any solicitation.


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

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued to amend disclosure requirements of FASB No. 123, "Accounting for Stock- Based Compensation" to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions for interim financial information is effective for all periods presented in the financial reports for the Company's fiscal quarter ended March 29, 2003.

      In January 2003, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued to clarify the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company has not yet determined the impact, if any, that the recognition and measurement provisions will have on its consolidated financial position or results of operations.


3. LINE OF CREDIT:

      The Company recently renewed its bank line of credit. Due to the Company's increased cash from operations and its lack of need for a $3,000,000 line of credit, on February 5, 2003 the line was reduced from $3,000,000 to $1,500,000. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,528,000) and all non-governmental accounts receivable and inventory ($846,000). At March 29, 2003, there was no borrowing on the line of credit.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at March 29, 2003.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Nine Months Ended 3/29/03
                                              ----------------------------------
                                           Net Income      Shares      Per-Share
                                           (Numerator)  (Denominator)     Amount

Basic EPS Available to Shareholders          $432,000      1,185,365       $0.36
Effect of Dilutive Stock-based
Compensation Arrangements                                     30,013
                                             -----------------------------------
Diluted EPS Available to Shareholders        $432,000      1,215,378       $0.36


                                              For the Nine Months Ended 3/30/02
                                              ----------------------------------
                                           Net Income      Shares      Per-Share
                                           (Numerator)  (Denominator)     Amount

Basic EPS Available to Shareholders          $808,000      1,170,497       $0.69
Effect of Dilutive Stock-based
Compensation Arrangements                                     43,802
                                             -----------------------------------
Diluted EPS Available to Shareholders        $808,000      1,214,299       $0.67


                                             For the Three Months Ended 3/29/03
                                             -----------------------------------
                                             Net Loss      Shares      Per-Share
                                           (Numerator)  (Denominator)     Amount

Basic EPS Available to Shareholders          $(26,000)     1,185,746     $(0.02)
Effect of Dilutive Stock-based Compensation
Arrangements (Note N/A - Anti-dilutive)
                                             -----------------------------------
Diluted EPS Available to Shareholders        $(26,000)     1,185,746     $(0.02)


                                            For the Three  Months Ended 3/30/02
                                            -----------------------------------
                                           Net Income      Shares      Per-Share
                                           (Numerator)  (Denominator)     Amount

Basic EPS Available to Shareholders          $368,000      1,180,697       $0.31
Effect of Dilutive Stock-based
Compensation Arrangements                                     56,880
                                             -----------------------------------
Diluted EPS Available to Shareholders        $368,000      1,237,577       $0.30


5. STOCK-BASED COMPENSATION:

      On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

      The following table summarizes our results as if we had recorded stock-based compensation expenses for the nine months and three months ended March 29, 2003 and March 30, 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

                                                       For the Nine Months Ended
                                          March 29, 2003          March 30, 2002
                                          --------------------------------------
Net income:
   As reported                                  $432,000                $808,000
  Compensation expense, net of tax                18,000                  18,000
                                                --------------------------------
   Pro forma                                    $414,000                $790,000

Basic earnings per share:
   As reported                                     $0.36                   $0.69
  Compensation expense, net of tax                  0.01                    0.01
                                                   -----------------------------
   Pro forma                                       $0.35                   $0.68

Diluted earnings per share:
   As reported                                     $0.36                   $0.67
   Compensation expense, net of tax                 0.02                    0.02
                                                   -----------------------------
   Pro forma                                       $0.34                   $0.65





                                                      For the Three Months Ended
                                          March 29, 2003          March 30, 2002
Net income (loss):
   As reported                                 ($26,000)                $368,000
  Compensation expense, net of tax                6,000                    6,000
                                               ---------------------------------
   Pro forma                                   ($32,000)                $362,000

                                          March 29, 2003          March 30, 2002

Basic earnings (loss) per share:
   As reported                                   ($0.02)                   $0.31
  Compensation expense, net of tax                 0.01                       -
                                                 -------------------------------
   Pro forma                                     ($0.03)                   $0.31

Diluted earnings (loss) per share:
   As reported                                   ($0.02)                   $0.30
   Compensation expense, net of tax                0.01                     0.01
                                                 -------------------------------
   Pro forma                                     ($0.03)                   $0.29



6. UNRECOVERED CONTRACT PREPARATION COSTS:

      In October, 2001, Wellco submitted a solicitation response to a DSCP procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $45,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the fiscal nine months ended March 29, 2003. The revised estimated amount for which this machinery can be sold is included in the Consolidated Balance Sheets as Assets Held For Sale.


7. NOTE PAYABLE:

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

      Since its stock repurchase, Wellco, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and accordingly, interest income for this amount was recognized in the Consolidated Statements of

      Operations for the fiscal nine months ended March 30, 2002.

8. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions before the amount of such actions are settled with the DSCP. Any differences between these estimates and the actual amounts agreed to are included in the period of settlement.

      The Company has incurred certain contract material costs which are reimbursable under a contract price adjustment clause. Under this contract clause, the Company cannot, unless the amount exceeds a specified amount, submit a claim to the government for these costs until the contract's end. After a claim is filed, it is reviewed and audited by the government. It has been several years since the Company has had a claim of this type, and therefore the Company lacks any recent experience of government audits of this type of claim. The Company has determined that under the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the claim amount is not fixed or determinable, therefore the estimated amount should not be recorded at this time. The amount of this claim will be recorded in revenues in the period in which it becomes fixed or determinable.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              ---------------------
Critical Accounting Policies:
----------------------------

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

      o        Inventory Valuation:
               Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts its inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

      o        Income Taxes:
               The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based on its assessments and estimates.

               The Company has recorded a valuation allowance equal to a significant part of its deferred tax assets. The valuation allowance is based on an evaluation of the uncertainty of future taxable income from certain jurisdictions. An adjustment could be required if circumstances and events cause the Company to change these estimates.

Since June 29, 2002, the end of the 2002 fiscal year, there have been no changes in the nature of the estimates and assumptions related to these critical accounting policies.

Comparing the Nine Months Ended March 29, 2003 and March 30, 2002:
-----------------------------------------------------------------

For the nine months ended March 29, 2003 (current period), Wellco had net income of $432,000 compared to a net income of $808,000 in the prior year nine month period ended March 30, 2002 (prior period). The major reasons for the decrease in net income are:

      o During the current period, there was a 3% decrease in Direct Molded Sole (DMS) combat boots shipped to the U.S. government. However, total revenues in the current period increased by $944,000 as compared to the prior period. Sales of certain boot manufacturing equipment and materials to licensees increased by $649,000 due to an installation of boot manufacture equipment at a state prison. Also, the Company began shipping under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots and the sales from this contract for the current period were $835,000.

      o Cost of Sales and Services in the current period increased by $1,219,000, resulting in a $275,000 decrease in gross profit.

               Substantially all of combat boots sold to DSCP in the current period were under three extensions of a contract which expired in April, 2002. Prior to issuing these contract extensions and in the process of DSCP negotiating extension prices, DSCP insisted that certain extension prices be those offered by Wellco on an outstanding boot solicitation. Prices offered by Wellco on the outstanding solicitation are lower than those under the expired contract. These lower prices reduced gross profit by $120,000 in the current period. The gross profit margin on boot sales was also adversely affected by an increase in leather prices. In addition, employee group health insurance, workers compensation insurance and general property insurance costs increased $162,000 during the current period. Since Wellco's group health insurance is self-funded, there was additional expense as a result of two employees' major medical procedures.

      o The current period includes $45,000 of unrecovered contract preparation costs. In October, 2001, Wellco submitted a solicitation response to a DSCP procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $45,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations for the nine months ended March 29, 2003. The revised estimated amount for which this machinery could be sold is included in the Consolidated Balance Sheets as Assets Held For Sale.

      o Lower total administrative personnel salary cost and lower legal cost were the primary reasons general and administrative expenses decreased $225,000 in the current period.

      o The Consolidated Statements of Operations for the current period and the prior period include grant income of $60,000. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five year period.

      o Net income in the prior period includes interest income of $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 7). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded certain defined amounts. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest for estimated additional payments. At December 29, 2001, Wellco projected that no additional payments were due and the previously accrued interest expense, as well as the previously accrued liability for these payments, were reversed.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 16% compared to 5% for the prior period. The Small Business Job Protection Act (Act) terminated the federal tax credit on income earned from operations in Puerto Rico. Under the Act, the amount of the Company's fiscal year 2003 through 2006 income subject to this credit is limited, and the credit is entirely eliminated starting with fiscal year 2007. The current period income tax rate is higher because fiscal year 2003 income from Puerto Rico operations is estimated to exceed the amount subject to the credit, thereby resulting in the excess not being subject to the federal tax credit.


Comparing the Three Months Ended March 29, 2003 and March 30, 2002:
------------------------------------------------------------------

For the three months ended March 29, 2003 (current period), Wellco had a net loss of $26,000 compared to a net income of $368,000 in the prior year three month period ended March 30, 2002 (prior period). The major reasons for the decrease in net income are:

      o Despite a 16% decrease in sales of pairs of DMS combat boots, total revenues in the current period increased by $398,000 as compared to the prior period. At the start of the current period, Wellco had a reasonably small backlog to ship under its DMS contract extension. The most recent extension was delayed until the middle of March 2003, and this caused the decrease in DMS boot sales.

               During the current period, the Company had sales of $632,000 from the Mukluk contract of which shipments only began during the 2003 fiscal year. In addition, sales of certain boot manufacturing equipment and materials to licensees increased by $527,000 due to an installation of boot manufacture equipment at a state prison.

      o Although Revenues during the current period increased by $398,000 (8%), Cost of Sales and Services in the current period increased by $866,000 (21%).

               The effect of lower prices on DMS contract extensions, as mentioned above in the nine month comparison, reduced gross profit by $42,000 in the current period. The gross profit margin on boot sales was also adversely affected by an increase in leather prices. In addition, employee group health insurance, workers compensation insurance and general property insurance costs increased $98,000 during the current period.

      o Lower total administrative personnel salary cost was the primary reason that general and administrative expenses decreased $58,000 in the current period.

      o As stated above in the nine month comparison, grant income is being recognized on a straight line basis over the fiscal years 2000 through 2004.

The rate of income tax benefit for the current period loss was 16% compared to a 4% income tax for the prior period taxable income. The current period benefit results from the taxable loss being used to offset taxable income in the first and second fiscal quarters of 2003. The current period income tax benefit rate is higher because, as discussed in the nine month comparison, fiscal year 2003 income from Puerto Rico operations is estimated to exceed the amount subject to the credit.


Forward Looking Information:
---------------------------

Wellco is presently shipping boots under the third extension of a DSCP contract which was initially scheduled to expire in April, 2002. In late March, 2003, DSCP invoked its surge option under this contract. Under surge, a contractor is to make as many boots as fast as reasonably possible, and DSCP is to reimburse the contractor for excess costs caused by the surge effort. Based on information supplied by DSCP, surge is expected to last throughout the fourth quarter of fiscal year 2003, which will end June 28, 2003. Wellco estimates that it will ship between 90,000 and 120,000 pairs during this quarter, compared to 56,000 pairs in the prior year fourth quarter. Surge is expected to extend into at least part of the first quarter of fiscal year 2004. However, it is the option of DSCP to unilaterally terminate its surge option at any time.

On March 19, 2002, Wellco submitted a response to a new DSCP solicitation for DMS boots. The scheduled award date is presently not later than May 16, 2003. Contracts will be for a base period of one year, with two one-year options. This solicitation provides for up to four contracts, with the quantities to be purchased from each contractor being 35%, 30%, 20% and 15% of DSCP total boot purchases. Under its current contract, Wellco is supplying 25% of total DSCP purchases. The total pairs DSCP will buy under contracts issued from the new solicitation will be lower than in the past because of the Army's replacement of its all- leather combat boot with the ICB boot, as discussed below.

The DSCP's evaluation of solicitation offers is a time consuming process, and many times they ask for an extension of offers. Therefore, contract awards from the DMS solicitation may be later than the date stated above. The Company cannot predict with certainty its success in receiving a contract from any solicitation.

In 2002, the U. S. Army announced that it would replace its all-leather combat boot, one of the three DMS boots supplied by Wellco under its current contract, with the Infantry Combat Boot (ICB). On March 11, 2003, Wellco, along with two other manufacturers, was awarded a contract to supply the U.S. Army with this boot. This contract is for a one year period, with four one year options which are exercisable at the government's discretion, with revenues estimated to range from a minimum of $9.2 million to a maximum of $22.4 million per year. The ICB contract requires Wellco to manufacture and submit for DSCP testing 2,000 pairs of boots, and testing is scheduled for the last week of May, 2003. If testing is satisfactory, Wellco will receive an order for future deliveries, with the first delivery due in 120 days after approval of the 2,000 pairs. If testing of these initial boots is not satisfactory, it is possible that Wellco will not receive any additional delivery orders under this contract.

Wellco believes that, if it is awarded a contract from the DMS solicitation and if testing of the ICB boot is satisfactory, any adverse effect on future operating results, related to the Army's replacement of the all- leather combat boot with the ICB boot, will not be substantial. If Wellco is not awarded a contract from the DMS solicitation or its 2,000 pairs of ICB boots do not test successfully, future operating results and liquidity would be adversely affected; use of the bank line of credit would likely increase; and, the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section). In addition, if these negative events do occur, the carrying amount of certain long-lived assets may become impaired. If some or all of these negative events were to occur, Wellco believes that the effects would not occur until the Company's fiscal year 2004.

The Company is attempting to sell the previously mentioned beret manufacturing machinery, which has a carrying value in the Consolidated Balance Sheets at March 29, 2003 of $25,000. Future write down of this amount may be necessary if the estimated or actual resale value is less than this amount.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued to amend disclosure requirements of FASB No. 123, "Accounting for Stock-Based Compensation" to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions for interim financial information is effective for all periods presented in the financial reports for the Company's fiscal quarter ended March 29, 2003.

In January 2003, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued to clarify the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's fiscal quarter ended December 28, 2002. The Company has not yet determined the impact, if any, that the recognition and measurement provisions will have on its consolidated financial position or results of operations.

Except for historical information, this form 10-Q includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the DSCP and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 29, 2002. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                       (in thousands)
                                          March 29, 2003           June 29, 2002
                                          --------------------------------------
Cash and Cash Equivalents                           $760                    $270
Unused Line of Credit                              1,500*                  3,000
                                          --------------------------------------
Total                                             $2,260                  $3,270
* after reduction on February 5, 2003 from the previous amount of $3,000,000.

The increase in cash at March 29, 2003 resulted primarily from cash provided by operations during the first nine months of fiscal year 2003.

The following table summarizes the major sources (uses) of cash for the nine months ended March 29, 2003:
                                                                  (in thousands)
                                                                  March 29, 2003
                                                                  --------------
Income Before Depreciation and Other Non-cash
Adjustments                                                              $1,151
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                                  366
Net Change in Income Taxes, Pension Obligation,
and Other                                                                  (139)
                                                                         ------
Net Cash Provided by Operations                                           1,378
Cash Used to Purchase Plant and Equipment                                  (557)
Cash Provided by Exercise of Stock Options                                   24
Cash Dividends Paid                                                        (355)
                                                                         ------
Net Increase  in Cash and Cash Equivalents                                 $490

In the nine months ended March 29, 2003, cash provided by operations was $1,378,000. Net income of $432,000, depreciation and amortization of $734,000, a reduction in inventories of $1,150,000 and an increase in accounts payable of $532,000 provided the main sources of operating cash. The main uses of operating cash were to decrease accrued compensation by $198,000, and also to fund an increase in accounts receivable of $1,118,000.

Cash from operations was primarily used to purchase equipment, pay cash dividends, and to invest in short- term interest earning instruments with maturities of three months or less.

The following table shows aggregated information about contractual obligations as of March 29, 2003:

                                        Payments Due by Period

                      Total   Less Than 1   1-3 Years  4-5 Years   After 5 Years
                                     Year
                 ---------------------------------------------------------------
Notes Payable      $300,000                                             $300,000
Building Lease    1,024,000      $146,000    $315,000   $339,000        $224,000
Unconditional
Equipment
Purchase
Obligations         750,000      $750,000
                 ---------------------------------------------------------------
Total            $2,074,000      $896,000    $315,000   $339,000        $524,000


In addition to not receiving a contract from some of the solicitations mentioned above, delays in DSCP contract awards and their issuance of production orders under contracts could have an adverse effect on liquidity.

Manufacture of the ICB boot will require an investment in molds and other machinery, both to manufacture this new product as well as to expand capacity. The investment is estimated to be $750,000 and should be completed by August, 2003. Other than this, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

Prior to February 5, 2003, the bank line of credit provided for borrowings of up to $3,000,000. Because of infrequent and limited line use, and in order to reduce the bank's line maintenance charge, on February 5, 2003 the line was reduced from $3,000,000 to $1,500,000. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank could cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; not receiving future government contracts currently being solicited; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

There was no borrowing under the line of credit at March 29, 2003 and the Company was in compliance with the loan covenants at March 29, 2003. The Company expects to use this bank line of credit from time to time. Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that such events could not occur until its fiscal year 2004.

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

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders. N/A

Item 5.        Other Information.  N/A
Item 6.        Exhibits and Reports on Form 8-K.
               a). Exhibits:

                   (99) Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

               b). Reports on Form 8-K:

                     On March 17, 2003, the Company filed a current report on Form 8-K regarding a change in the Company's certifying accountant.

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


Wellco Enterprises, Inc., Registrant







\s\                                                             \s\
David Lutz, Chief Executive Officer     Tammy Francis, Controller and Principal
            and President                              Financial Officer
     (Principal  Executive Officer)

May 13, 2003

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 29, 2003
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL EXECUTIVE OFFICER



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Principal Executive Officer)

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 29, 2003
         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                           PRINCIPAL FINANCIAL OFFICER



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003


/s/ Tammy Francis
By: Tammy Francis, Controller
(Principal Financial Officer)

                                                          EXHIBIT 99

                       WELLCO ENTERPRISES, INC. EXHIBIT 99
          FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 29, 2003 EXHIBIT 99 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
 EXHIBIT 99 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 EXHIBIT 99



I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended March 29, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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



Date: May 13, 2003


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Wellco Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 29, 2003
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the principal financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended March 29, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3 I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
               o the periodic report fully complies with the requirements of Section 13(a) or 15(d)of the Exchange Act, and
               o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.


Date: May 13, 2003


/s/ Tammy Francis
By: Tammy Francis, Controller
 (Principal Financial Officer)


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Wellco Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.