Form 10-K
period 2003-06-28
WELLCO ENTERPRISES INC
filed 2003-10-14
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 28, 2003

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                       56-0769274
--------------------------                  ------------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)

       Waynesville, North Carolina                                   28786
-------------------------------------------                        -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X .

As of August 31, 2003, 1,185,746 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2003) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $2,300,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 17, 2003, in PART IV. Form 8-K , dated March 17, 2003, in Item 4. Definitive Proxy Statement, dated October 18, 2002, in PART IV. Definitive Proxy Statement, dated October 13, 2000, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV. Definitive Proxy Statement, dated October 18, 1996, in PART IV. Form 10-K for the Fiscal Year Ended July 1, 2000, in
         Part IV. Form 10-K for the Fiscal Year Ended July 1, 1995, in PART IV. Form 10-K for the Fiscal Year Ended July 3, 1982, in PART IV.

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

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($18,209,000 in 2003 and $14,875,000 in 2002) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. Boot products are the general issue combat boot, the hot wet (jungle) boot and the hot dry (desert) boot, all manufactured using the government specified Direct Molded Sole (DMS) process and the Infantry Combat Boot (ICB). The Company has also supplied the Intermediate Cold/Wet Boot (ICW) and anti-personnel mine protective boots and overboots. The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells some of these same boot products to other customers, including customers located in other countries.

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

Net income for the 2003 fiscal year was $823,000 ($0.68 diluted income per share) compared to net income of $683,000 ($0.56 diluted income per share) for the 2002 fiscal year. Income before cumulative effect of change in accounting principle for goodwill for the 2003 fiscal year was $1,051,000 ($0.87 diluted income per share before cumulative effect).

Compared to the prior year, total revenues in the current year increased by $4,852,000. In late March, 2003, the Defense Supply Center Philadelphia (DSCP, the Department of Defense Agency with whom the Company contracts for the manufacture of combat boots) invoked its surge option under a contract. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production. In the current year, the Company shipped 44,000 more pairs of combat boots than in the prior year. Also during the 2003 fiscal year, the Company began shipping under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots. Sales from this contract for the current year were $1,467,000.

In fiscal 2003, the Company's adopted Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets". The Company's Consolidated Balance Sheets have for many decades included $228,000 of goodwill related to the acquisition of a subsidiary. This goodwill arose prior 1970 and, under the guidance of Accounting Principles Board Opinion No. 17, had not been amortized.

SFAS No. 142 provides for a specific method to determine if goodwill is impaired and the application of this method resulted in the $228,000 of goodwill being deemed as impaired. As required under SFAS 142, the Company charged this goodwill against the Consolidated Statements of Operations and Comprehensive Income as the cumulative effect of change in accounting principle.

More information about these, and other events affecting Wellco's 2003 and 2002 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2003 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

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

Many factors affect the government's demand for boots, therefore the quantity purchased can vary from year to year. Contractors cannot influence the government's boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by the Company that strengthen its competitive position. While the government's demand for boots varies from month to month, the Company's business cannot be deemed seasonal.

The U. S. government usually evaluates bids received on solicitations for boots using their "best value" system, under which bidders offering the best value to the government are awarded the contract, or in the case of multiple contract awards, a greater portion of total boots contracted. Best value usually involves an evaluation of performance considerations, such as quality and delivery, with the prices bid being equally important. As bidders become more equal in the best value evaluation, price becomes more important.

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

Of the total amount spent on research and development, a significant portion is for personnel costs of mold engineers, rubber technicians, chemists, pattern engineers and management, all of whom have many responsibilities in addition to research and development. The Company estimates that the total cost of research and development, the majority of which is company sponsored, for fiscal years 2003, 2002 and 2001 is $110,000, $180,000 and $98,000.

The Company's backlog of all sales, not including license fees and rentals, as of August 31, 2003 was approximately $19,100,000 compared to $6,500,000 at August 31, 2002. The Company estimates that substantially all of the current year backlog will be shipped in the 2004 fiscal year. The current year's backlog increased because in late March 2003, DSCP ordered the Company to accelerate its rate of boot production by exercising a contract's surge option clause and the Company was awarded a contract to supply the U.S. Army with the Infantry Combat Boot (ICB).

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

The Company employed an average of 271 persons during the 2003 fiscal year.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2003.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2003

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                             Fiscal Year Ended

                             June 28,   June 29,   June 30,   July 1,   July 3,
                                 2003       2002       2001      2000      1999
                              --------------------------------------------------
Revenues                     $ 24,833   $ 19,981   $ 19,417  $ 22,225  $ 21,312
--------------------------------------------------------------------------------
Net Income (Loss)            (A)  823        683      1,153       711      (837)
--------------------------------------------------------------------------------
Basic Earnings (Loss)
per Share                        0.70       0.58       0.99      0.61     (0.72)
--------------------------------------------------------------------------------
Diluted Earnings (Loss)
per Share                        0.68       0.56       0.97      0.61     (0.72)
--------------------------------------------------------------------------------
Cash Dividends Declared
Per Share of Common Stock        0.40       0.40       0.40      0.25      0.20
--------------------------------------------------------------------------------
Total Assets at Year End       15,310     12,929     12,787    12,950    14,853
--------------------------------------------------------------------------------
Long-Term Liabilities at
Year End                      $ 1,972    $ 1,328    $ 1,532   $ 1,593   $ 1,721
--------------------------------------------------------------------------------


(A) After a $228,000 cumulative effect of a change in accounting principle (See Note 21 in Consolidated Financial Statements). The cumulative effect reduced both basic earnings and diluted earnings per share by $0.19.

See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.



Independent Auditors
Crisp Hughes Evans LLP
Asheville, N.C.

Annual Meeting
November 18, 2003
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

For fiscal year 2003, your company had net income of $823,000, equivalent to basic earnings per share of $.70 (diluted $.68), from revenues of $24,833,000. This compares with net income of $683,000, equivalent to basic earnings per share of $.58 (diluted $.56) in the 2002 fiscal year.

The major events affecting operations and net income in fiscal year 2003 were:

1.   In late March, 2003, and in response to the need for desert boots by our U.
     S. Armed Forces personnel serving in Iraq, the Defense Supply Center Philadelphia (DSCP) invoked the surge option clause under our contract. We responded by significantly increasing our rate of production, and this is the primary reason for the increase in revenues.

     In the fourth quarter, we incurred $279,000 of additional costs related to surge (overtime, new employee training loss, etc.). We believe that under the related surge option contract clause, we are to submit a proposal for reimbursement of these costs. DSCP has a different interpretation of this clause. On the advice of our legal counsel, we took certain action in the event we need to pursue legal avenues. The $279,000 is included in fiscal year 2003 Cost of Sales and Services.

2. Production and shipment of boots to DSCP in fiscal year 2003 were under three extensions of a contract that expired in fiscal year 2002. During the year, we also had an outstanding response to a boot solicitation that offered lower prices than those under the expired contract. When you have current offered prices that are lower than those on an expired contract, it is difficult to argue that your prices for a contract extension should not be at the current offered prices . So, the extensions were at lower prices and this reduced gross profit by $268,000.

3. Many decades ago, Wellco acquired Ro-Search, Inc. as a wholly-owned subsidiary. The value of Wellco stock issued was $228,000 greater than the value of the Ro-Search assets acquired, and has been reflected in the Consolidated Balance Sheets under the caption "Excess of cost over net assets of subsidiary at acquisition", which is commonly called goodwill. Several years after Wellco acquired Ro-Search, an Accounting Principles Board Opinion was issued requiring amortization of goodwill, but, because Wellco's goodwill arose prior to that opinion, amortization was not required.

     Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets", became effective for our 2003 fiscal year. SFAS 142 provides for a specific method to determine if goodwill is impaired, and, as a result, the $228,000 of goodwill was charged against income in fiscal year 2003.

4. In fiscal year 2002, we responded to a DSCP solicitation for the manufacture of berets, but were not awarded a contract. Although we passed a DSCP pre-award survey, a Canadian beret manufacturer, who had to establish manufacturing in the U. S., was awarded the contract. In anticipation of contract award, we purchased certain equipment which was written down to $70,000 at the end of fiscal year 2002. In fiscal year 2003 and after being unsuccessful in finding a buyer for the equipment, this remaining $70,000 was written off. However, in the past month we have found a potential buyer, and hope to recover at least some of our investment.

5. We actively market to state prison systems installations for inmate manufacture of work shoes. Prior to fiscal year 2003, we sold six installations. In fiscal year 2003, we sold our seventh system to the State of Pennsylvania.

6. The income tax rate as shown in the Consolidated Statements of Operations and Comprehensive Income (Loss) is 9% compared to 34% for fiscal year 2002. The rate for 2002 reflects a $300,000 valuation allowance against previously recorded deferred tax assets.

For a couple of years, our financial reports and releases have talked about the Army replacing the all leather combat boot, one of the three Direct Molded Sole boots we manufacture, with a new boot known as the Infantry Combat Boot (ICB). The all leather combat boot was approximately 50% of our DSCP contract business. We responded to the solicitation for the ICB boot and in March, 2003 we were one of three manufacturers awarded a contract. Before getting production orders, we manufactured 2,000 pairs which were inspected and tested. Our boots passed and production orders have been issued. The contract is for one year with four, one-year options. Incorporating this new boot while also being under surge has not been easy, but we are meeting delivery dates.

In excess of a year, we have discussed the DSCP outstanding solicitation which will result in contracts replacing the expired ones. On September 30, 2003, DSCP announced contract awards. There were four expired contracts and ours was for 25% of total Direct Molded Sole (DMS) boots bought by DSCP. DSCP again awarded four new contracts and ours is for 30% of total DMS boots. The other contractors were awarded 35%, 20% and 15%. The contract is for one year with two, one-year options.

Prices under our new DMS contract are substantially lower than those under the expired contract. When evaluating solicitation responses for the expired contract, DSCP specified that a contractor's technical rating (quality, timely delivery, etc.) was much more important than price. However, for the new contracts, a contractor's technical rating was evaluated as approximately equal to price. This simply means that a lower bid price became much more important in determining the percent awarded a contractor. Since the new contract does not include the all leather combat boot, we wanted either the 35% or 30% award. Our future operating results will be better with the 30% award and lower prices than they would be with a 20% or 15% award at somewhat higher prices.

We were recently notified that surge will continue under the new DMS contract. Continuing surge, combined with expanding manufacturing capacity for the ICB boot will make for an interesting and busy 2004 fiscal year.

In the past year, I have learned that we are fortunate in having many talented, dedicated and determined employees. Their tireless efforts are laying the foundation for the future of Wellco.







David Lutz
-------------------------------------
Chief Executive Officer and President

October 6, 2003

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
   ---------------------------------------------------------------------------
                                    CONDITION
                                    ---------

                              RESULTS OF OPERATIONS

Critical Accounting Policies:
----------------------------

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgements by management.

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

Comparing the Fiscal Year ended June 28, 2003 to the Fiscal Year ended June 29, 2002:
-------------------------------------------------------------------------------

For the fiscal year ended June 28, 2003 ("current year"), Wellco had net income after a cumulative effect of a change in accounting principle of $823,000 compared to a net income of $683,000 in the prior fiscal year ended June 29, 2002 ("prior year"). Income before cumulative effect of change in accounting principle for goodwill for the fiscal year ended June 28, 2003 is $1,051,000. The major reasons for the increase in net income are:

     o Compared to the prior year, total revenues in the current year increased by $4,852,000. In late March, 2003, the Defense Supply Center Philadelphia (DSCP, the Department of Defense Agency with whom the Company contracts for the manufacture of combat boots) invoked its surge option under a contract. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production. In the current year, the Company shipped 44,000 more pairs of combat boots than in the prior year. Also during the 2003 fiscal year, the Company began shipping under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots. Sales from this contract for the current year were $1,467,000. The sale of boot manufacture equipment to a state prison caused an increase of $353,000 in sales of certain boot manufacturing equipment and materials.

     o Cost of Sales and Services in the current year increased by $4,911,000. Substantially all of combat boots sold to DSCP in the current period were under three extensions of a contract which expired in April, 2002. Prior to issuing these contract extensions and in the process of DSCP negotiating extension prices, DSCP insisted that certain extension prices be those offered by Wellco on an outstanding boot solicitation. Prices offered by Wellco on the outstanding solicitation, and on the subsequent new contract resulting from that solicitation, are lower than those under the expired contract. These lower prices reduced gross profit by $268,000 in the current year. The gross profit margin on boot sales was also adversely affected by an increase in leather prices.

         Cost of Sales and Services in the current year includes $279,000 of cost incurred in the fourth quarter of the current year which represents additional cost incurred because of the DSCP surge. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different interpretation of this clause. Based on the advice of its legal counsel, Wellco has notified DSCP that when total additional costs incurred because of surge are known, a request for reimbursement of these costs will be submitted.

         In addition, employee group health insurance, workers compensation insurance and general property insurance costs increased $259,000 during the current year. Since Wellco's group health insurance is self-funded, there was additional expense as a result of two employees' major medical procedures.

     o In fiscal year 2003, the Company's adopted Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets". The Company's Consolidated Balance Sheets have for many decades included $228,000 of goodwill related to the acquisition of a subsidiary. This goodwill arose prior to 1970 and, under the guidance of Accounting Principles Board Opinion No. 17, had not been amortized. SFAS No. 142 provides for a specific method to determine if goodwill is impaired and the application of this method resulted in the $228,000 of goodwill being deemed as impaired. As required under SFAS 142, the Company charged this goodwill against the Consolidated Statements of Operations and Comprehensive Income as the cumulative effect of change in accounting principle.

     o The current year includes $70,000 of unrecovered contract preparation costs. In October, 2001, Wellco submitted a solicitation response to a DSCP procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold ($70,000). Based on revised estimates of the resale value, in the current year beret manufacturing machinery was completely written off, and $70,000 is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 28, 2003.

     o Lower total administrative personnel salary cost and lower legal cost were the primary reasons general and administrative expenses decreased $161,000 in the current year.

     o Interest income in the prior year includes $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 12 to the Consolidated Financial Statements). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded a defined amount. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest on the estimated additional payments. Since cumulative income ultimately did not exceed the defined amount, previously accrued imputed interest was reversed and recognized as interest income.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for fiscal year 2003 was 9% compared to 34% for the prior year. The current year rate is lower, on the higher pretax income, because during the prior period the Company recorded a valuation allowance of $300,000 to reflect the estimated amount of deferred tax assets that may not be realized.

Comparing the Fiscal Year ended June 29, 2002 to the Fiscal Year ended June 30, 2001:
-------------------------------------------------------------------------------

For the fiscal year ended June 29, 2002 ("current year"), Wellco had net income of $683,000 compared to a net income of $1,153,000 in the prior fiscal year ended June 30, 2001 ("prior year"). The major reasons for the decrease in net income are:

     o The current year includes $335,000 of unrecovered contract preparation costs. In the current year, Wellco submitted a solicitation response to a U. S. government procurement for berets to be used by U. S. Army personnel. Contracts to be awarded under this solicitation would have been significant to the Company's operations. Not previously having manufactured berets, Wellco committed costs totaling $405,000 in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the required delivery schedule.

         In February, 2002 the government conducted a pre-award survey, the purpose of which was to determine if Wellco had the manufacturing and financial capability to successfully perform, should it be awarded the contract. Wellco understood that from this survey it received the "highest recommendation for award". However, subsequent to year-end, other entities were awarded the contracts.

         At June 29, 2002, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery can be sold. This write-down, along with $176,000 of other direct costs incurred (employee training and materials, consultant fees, travel), totaling $335,000 and this is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income.

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

     o Cost of Sales and Services in the current year increased by $878,000. The margin decrease that resulted from lower sales of boot manufacturing equipment and materials more than offset the margin increase that resulted from higher boot sales to the Defense Department. In addition, prices of certain materials used in the manufacture of boots have increased.

     o General and Administrative expenses increased $57,000. This increase was primarily caused by increased professional fees and administrative personnel pension costs.

     o Interest expense decreased $106,000 because of very limited use of the bank line of credit in the current year and because the prior year expense included the accrual of imputed interest (see below).

     o The Consolidated Statements of Operations and Comprehensive Income for the current year includes grant income of $80,000 and the prior year included $160,000. In the prior period the Company received $100,000 representing partial payment from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico. After the Contract was executed on May 23, 2001,final payment of $300,000 was received on July 2, 2001. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received, and the prior period income includes this amount as a cumulative catch-up adjustment. Subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. At June 29, 2002, $160,000 was remaining to be amortized during fiscal years 2003 and 2004.

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


Forward Looking Information:
----------------------------

Wellco is presently shipping Direct Molded Sole (DMS) combat boots under the third extension of a DSCP contract which was initially scheduled to expire in April, 2002. In late March, 2003, DSCP invoked its surge option under this contract. Under surge, a contractor is to make as many boots as fast as reasonably possible. Based on information supplied by DSCP, surge is expected to last throughout the first and second quarters of fiscal year 2004, which will end December 27, 2003. Wellco estimates that it will ship approximately 105,000 pairs during the first quarter ending September 27, 2003 and between 85,000 and 100,000 pairs during the second quarter ending December 27, 2003, which is significantly more than the corresponding quarters of the prior year.

On September 30, 2003, DSCP awarded Wellco a new contract for DMS combat boots. Wellco's award is for 30% of DSCP total DMS boot purchases. The contract is for a base period of one year, with two one- year options. Four contracts were awarded and the quantities to be purchased from each contractor are 35%, 30%, 20% and 15% of DSCP total boot purchases. Under the old DMS contract mentioned above, Wellco supplied 25% of total DSCP purchases. The total pairs DSCP will buy under these new contracts will be lower than in the past because of the Army's replacement of its all-leather DMS combat boot with the Infantry Combat Boot (ICB), as discussed below. In addition, the new contract, as compared to the old contract, has lower prices which will result in a lower profit margin per pair of boots.

In 2002, the U. S. Army announced that it would replace its all-leather combat boot, one of the three DMS boots supplied by Wellco, with the Infantry Combat Boot (ICB). On March 11, 2003, Wellco, along with two other manufacturers, was awarded a contract to supply the U.S. Army with this boot. This contract is for a one year period, with four one year options which are exercisable at the government's discretion.

If Wellco's future operating results and liquidity would be adversely affected by the decreased prices in the new DMS contract; use of the bank line of credit would likely increase; and, the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section).

The Company is continuing in its attempts to sell the previously mentioned beret manufacturing machinery, which has no value in the Consolidated Balance Sheets at June 28, 2003.

The Company recently received machinery orders from a customer totaling $370,000. The Company estimates that delivery will be in the second and third quarters of fiscal year 2004.

A 1% increase in the assumed discount rate used to compute the Company's pension benefit obligation would decrease the obligation at June 30, 2003 by $552,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 30, 2003 by $662,000.

A 1% increase in the assumed discount rate used to compute the Company's retiree health benefit obligation would decrease the benefit obligation at June 28, 2003 by $34,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 28, 2003 by $40,000.

Except for historical information, this Annual Report includes forward looking statements that involve risks and uncertainties, including, but not limited to, the receipt of contracts from the U. S. government and the performance thereunder, the ability to control costs under fixed price contracts, the cancellation of contracts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended June 28, 2003. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.



                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:



                                            (in thousands)

                                    2003          2002           2001
---------------------------------------------------------------------
Cash and Cash Equivalents          $ 133         $ 270          $ 653
---------------------------------------------------------------------
Unused Bank Line of Credit   *       910         3,000          3,000
---------------------------------------------------------------------
Total                            $ 1,043      $  3,270       $  3,653
---------------------------------------------------------------------
 * Note: On September 18, 2003 the bank line of credit was increased to $4.5 million.

The following table summarizes the other major sources and (uses) of cash and cash equivalents for the last three years:
                                                          (in thousands)

                                                    2003       2002       2001
------------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                     $  2,080   $  1,616   $  2,049
------------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Compensation         (1,087)      (629)     1,515
------------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                            (87)       (99)       186
------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operations            906        888      3,750
------------------------------------------------------------------------------
Cash From Bank  Line of Credit                       995        370        -
------------------------------------------------------------------------------
Cash Used to Repay Bank Line of Credit              (405)      (370)    (1,700)
------------------------------------------------------------------------------

                                                    2003       2002       2001
------------------------------------------------------------------------------
Cash From Note Payable                               -          -          300
------------------------------------------------------------------------------
Cash Used to Repay Note Payable                      -          -          (36)
------------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment         (1,183)    (962)      (1,269)
------------------------------------------------------------------------------
Cash Provided by Exercise of Stock Options            24      163          -
------------------------------------------------------------------------------
Cash Dividends Paid                                 (474)    (472)        (465)
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                       $ (137)  $ (383)      $  580
------------------------------------------------------------------------------

In 2003, cash provided by operations was $906,000. Net income of $823,000, depreciation and amortization of $995,000 and a $1,832,000 increase in accounts payable were the main sources of cash provided by operations. The main use of cash for operations was an increase of $2,076,000 in accounts receivable and an increase of $761,000 in inventory. The increase in accounts receivable and raw materials inventory is a result of DSCP invoking the surge option and thus, production was substantially increased. Cash from operations and $137,000 of cash from the beginning of the fiscal year, along with $590,000 of borrowings from the line of credit, provided the cash for purchases of equipment and the payment of cash dividends. Purchases of plant and equipment were primarily for equipment for manufacture of the ICB boot and to meet the increased demand of DSCP for the DMS boot.

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

In 2001, cash provided by operations was $3,750,000. This primarily resulted from net income plus depreciation and amortization, which totaled $1,878,000. A $1,066,000 reduction in accounts receivable, primarily from completion of a contract, and an increase in accounts payable and accrued liabilities of $618,000, also provided operating cash.


The following table shows aggregated information about contractual obligations as of June 28, 2003:

                               Payments Due by Period

                     Total   Less Than 1  1-3 Years   4-5 Years   After 5 Years
                                    Year
--------------------------------------------------------------------------------
Long -Term
Debt              $300,000         -           -           -           $300,000
--------------------------------------------------------------------------------
Building Lease     990,000     $150,000    $318,000    $342,000         180,000
--------------------------------------------------------------------------------
Total           $1,290,000     $150,000    $318,000    $342,000        $480,000
--------------------------------------------------------------------------------

The Company's remaining equipment need for ICB boot production is estimated to be between $300,000 and $500,000. Other than this, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

Prior to February 5, 2003, the bank line of credit provided for borrowings of up to $3,000,000. Because of infrequent and limited line use, and in order to reduce the bank's line maintenance charge, on February 5, 2003 the line was reduced from $3,000,000 to $1,500,000. Due to increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit to $4,500,000 on September 18, 2003.

The bank line of credit, which provides for total borrowing of $4,500,000, will expire on December 31, 2003 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity.

There was borrowing of $590,000 under the line of credit at June 28, 2003 and the Company was in compliance with the loan covenants on that date. Because of surge and the investment in inventory for manufacture of the ICB boot, the Company expects significant use of the line of credit in the next few months.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that such events should not occur in its fiscal year 2004.

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

                            WELLCO ENTERPRISES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 2003, JUNE 29, 2002 AND JUNE 30, 2001
                     (in thousands except per share amounts)

                                                JUNE 28,   JUNE 29,    JUNE 30,
                                                    2003       2002        2001
                                                --------------------------------
REVENUES (Notes  5, 15 and 16) .............   $ 24,833    $ 19,981    $ 19,417
                                               --------    --------    --------

COSTS AND EXPENSES
      Cost of sales and services ...........     21,272      16,361      15,483
      Unrecovered contract preparation costs
      (Note 18) ............................         70         335        --
      General and administrative expenses ..      2,390       2,551       2,494
                                               --------    --------    --------
      Total ................................     23,732      19,247      17,977
                                               --------    --------    --------

GRANT INCOME (Note 17) .....................         80          80         160
                                               --------    --------    --------

OPERATING INCOME ...........................      1,181         814       1,600

INTEREST EXPENSE ...........................         30          32         138

DIVIDEND AND INTEREST INCOME (Note 12) .....          9         260          28
                                               --------    --------    --------

INCOME BEFORE INCOME TAXES .................      1,160       1,042       1,490

PROVISION FOR INCOME TAXES (Note 11) .......        109         359         337
                                               --------    --------    --------

INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE ....      1,051         683       1,153

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE (Notes 2 and 21)         228        --          --
                                               --------    --------    --------

NET INCOME .................................        823         683       1,153

OTHER COMPREHENSIVE LOSS (Note 9):
      Increase in additional minimum pension
      liability, net of tax in 2001 ........       (924)       (159)       (130)
                                               --------    --------    --------

COMPREHENSIVE INCOME (LOSS) ................   $   (101)   $    524    $  1,023
                                               ========    ========    ========

EARNINGS PER SHARE (Note 14):
      Basic, before cumulative effect ......   $   0.89    $   0.58    $   0.99
      Cumulative effect ....................      (0.19)       --          --
                                               --------    --------    --------
      Basic, after cumulative effect .......   $   0.70    $   0.58    $   0.99
                                               ========    ========    ========

      Diluted, before cumulative effect ....   $   0.87    $   0.56    $   0.97
      Cumulative effect ....................      (0.19)       --          --
                                               --------    --------    --------
      Diluted, after cumulative effect .....   $   0.68    $   0.56    $   0.97
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 28, 2003 AND JUNE 29, 2002
                                 (in thousands)

                                     ASSETS


                                                           JUNE 28,     JUNE 29,
                                                               2003         2002
                                                           ---------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................       $   133       $   270
      Receivables, net (Notes 3 and 7) .............         3,450         1,374
      Inventories (Notes 4 and 7) ..................         7,001         6,240
      Deferred taxes  (Note 11) ....................           185           206
      Prepaid expenses .............................           290           175
      Assets held for sale (Note 18) ...............          --              70
                                                           -------       -------
      Total ........................................        11,059         8,335
                                                           -------       -------

MACHINERY LEASED TO LICENSEES, net
      (Notes 2 and 5) ..............................            23            28

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 6 and 7) ..............................         4,119         3,926

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition
      (Notes 2 and 21) .............................          --             228
      Intangible pension asset (Note 9) ............            29            21
                                                           -------       -------
      Total ........................................            29           249
                                                           -------       -------

DEFERRED TAXES (Note 11) ...........................            80           391
                                                           -------       -------

TOTAL ..............................................       $15,310       $12,929
                                                           =======       =======











                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 28, 2003 AND JUNE 29, 2002
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           JUNE 28,     JUNE 29,
                                                               2003         2002
                                                           ---------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 7) ........    $    590     $   --
      Accounts payable ...............................       3,138        1,306
      Accrued compensation ...........................         810          892
      Accrued liabilities (Notes 8, 9, 10, and 17) ...         582          587
      Accrued income taxes (Note 11) .................         722          769
                                                          --------     --------
          Total ......................................       5,842        3,554
                                                          --------     --------

LONG-TERM LIABILITIES:
      Pension obligation (Note 9) ....................       1,672        1,028
      Notes payable (Note 12) ........................         213          205
      Deferred revenues (Note 12) ....................          87           95

COMMITMENTS (Note 20)

STOCKHOLDERS' EQUITY (Notes 9, 12 and 13):
      Common stock, $1.00 par value; shares
          authorized - 2,000,000; shares issued
          and outstanding - 1,185,746 ................       1,186        1,183
      Additional paid-in capital .....................         357          336
      Retained earnings ..............................       7,596        7,247
      Accumulated other comprehensive loss ...........      (1,643)        (719)
                                                          --------     --------
          Total ......................................       7,496        8,047
                                                          --------     --------

TOTAL ................................................    $ 15,310     $ 12,929
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 2003, JUNE 29, 2002 AND JUNE 30, 2001
                                 (in thousands)

                                                  JUNE 28,   JUNE 29,   JUNE 30,
                                                      2003       2002       2001
                                                  ------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income ..............................   $   823    $   683    $ 1,153
                                                  -------    -------    -------
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Cumulative effect of change in
            accounting principle ..............       228       --         --
          Depreciation and amortization .......       995        856        725
          Deferred income taxes ...............        44        232        171
          Non-cash reduction in accrued
            interest ..........................      --         (234)      --
          Non-cash asset impairment ...........        70        159       --
          Non-cash grant income recognized ....       (80)       (80)      --
          Non-cash interest expense ...........         8          7
          Non-cash reduction in deferred
            revenues ..........................        (8)        (7)      --
          (Increase) decrease in-
              Receivables .....................    (2,076)       556      1,066
              Inventories .....................      (761)    (1,230)        87
              Other current assets ............        57        (78)        15
          Increase (decrease) in-
              Accounts payable ................     1,832        129        316
              Accrued compensation ............       (82)       (84)        46
              Other accrued liabilites ........        95         79        256
              Accrued income taxes ............       (47)        37        103
              Pension obligation ..............      (192)      (137)      (188)
                                                  -------    -------    -------
      Total adjustments .......................        83        205      2,597
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................       906        888      3,750
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment ..................    (1,183)      (962)    (1,269)
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      INVESTING  ACTIVITIES ...................    (1,183)      (962)    (1,269)
                                                  -------    -------    -------











                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 2003, JUNE 29, 2002 AND JUNE 30, 2001
                                 (in thousands)

                                                  JUNE 28,   JUNE 29,   JUNE 30,
                                                      2003       2002       2001
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net advances (repayment) of line
      of credit borrowings ....................       590       --       (1,700)
      Proceeds from note payable ..............      --         --          300
      Repayment of note payable ...............      --         --          (36)
      Cash dividends paid .....................      (474)      (472)      (465)
      Stock option exercise ...................        24        163       --
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................       140       (309)    (1,901)
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH ...............      (137)      (383)       580
      AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR .......................       270        653         73
                                                  -------    -------    -------

CASH AND CASH EQUIVALENTS AT
      END OF YEAR .............................   $   133    $   270    $   653
                                                  =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest ............................   $    22    $    32    $    63
          Income taxes ........................       113         65         52
NONCASH INVESTING AND FINANCING
ACTIVITY:
Adjustment of stock repurchase note ...........      (347)      (355)
      Increase in leasehold improvements ......   $  --      $   112    $  --
                                                  =======    =======    =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                 JUNE 28, 2003, JUNE 29, 2002 AND JUNE 30, 2001
                        (in thousands except share data)


                                                JUNE 28,    JUNE 29,    JUNE 30,
                                                    2003        2002        2001
                                                --------------------------------
COMMON STOCK :
      Balance at beginning of year .........    $ 1,183     $ 1,164     $ 1,164
      Stock option exercise (Note 13) ......          3          19        --
                                                -------     -------     -------
      Balance at  end of year ..............      1,186       1,183       1,164
                                                -------     -------     -------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year .........        336         192         192
      Stock option exercise (Note 13) ......         21         144        --
                                                -------     -------     -------
      Balance at  end of year ..............        357         336         192
                                                -------     -------     -------

RETAINED EARNINGS:
      Balance at beginning of year .........      7,247       6,689       5,646
      Adjustment of note payable
      from stock repurchase (Note 12) ......       --           347         355
      Net income ...........................        823         683       1,153
      Cash dividends (per share:
        2003 - $.40, 2002 - $.40,
        2001 - $.40) .......................       (474)       (472)       (465)
                                                -------      ------     -------
      Balance at end of year ...............      7,596       7,247       6,689
                                                -------      ------     -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension
      liability,  net of tax (Note 9):
      Balance at beginning of year .........       (719)       (560)       (430)
      Change for the year ..................       (924)       (159)       (130)
                                                -------     -------     -------
      Balance at end of year ...............     (1,643)       (719)       (560)
                                                -------     -------     -------

TOTAL STOCKHOLDERS' EQUITY .................    $ 7,496     $ 8,047     $ 7,485
                                                =======     =======     =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 28, 2003, June 29, 2002, and June 30, 2001
--------------------------------------------------------------------------

1. BUSINESS AND ORGANIZATION:

     Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues ($18,209,000 in 2003, $14,875,000 in 2002, and $13,962,000 in 2001) were from sales to the U. S.
     government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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

     Receivables
         Accounts receivable from the sale of products or services are recorded at net realizable value and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collections information, and existing economic conditions. Normal trade receivables are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

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

     Fair Value of Financial Instruments
         The carrying values of cash, receivables and accounts payable at June 28, 2003 and June 29, 2002 approximate fair value. The carrying value of the notes payable (see Note 12 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

     Research and Development Costs
         All research and development costs are expensed as incurred unless subject to reimbursement. The amount charged against income was approximately $110,000 in 2003 and $180,000 in 2002. Records to determine the costs were not maintained during 2001.

     Intangible Asset
         The excess of the fair value (as determined by the Board of Directors) of Wellco Enterprises, Inc. common stock issued over the net assets of Ro-Search, Incorporated, a wholly owned subsidiary of Wellco, at acquisition was not being amortized. This asset arose prior to 1970 and, in the opinion of management, there was not any diminution in its value under the guidance of APB Opinion No. 17. Effective for the Company's 2003 fiscal year, Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, supersedes APB Opinion No. 17.

         Statement of Financial Accounting Standards No. 142 (SFAS 142, "Goodwill and Other Intangible Assets) was effective with the Company's 2003 fiscal year. Under SFAS 142, this goodwill was deemed impaired and was written off as a cumulative effect of change in accounting principle, as explained in Footnote 21.

     Revenue Recognition
         On June 1, 2001, the government unilaterally modified the Company's current boot contract to require a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the government. Under this contract modification, after inspection and acceptance by the QAR, the boots become "government-owned property". Also, after QAR inspection and acceptance, Wellco invoices and receives payment from the government, and warehouses and distributes the related boots against government-issued requisition orders, which Wellco receives five days per week. Government- owned boots stored in Wellco's warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of government- owned boots and, because they are owned by the government, Wellco cannot use them to fill any other customers' orders. Wellco has certain custodial responsibilities for these boots, including loss or damage, which Wellco insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on Wellco's selling price. The modification also provides that at the end of any one-year term when an option is not exercised, the government is to take final delivery of any and all of its remaining inventory within six months. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

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

         The Company earns service fees for providing customers with technical assistance in the manufacture of boots. The related agreements under which these services are provided are for a fixed term and expire in calendar years 2003-2007. The Company records service fee revenues at a fixed rate per pair of boots times the quantity of boots manufactured and sold by the customer when such boots are manufactured and sold by the Company's customer.

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

     Impairment of Long-Lived Assets
         The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2003 and 2002 include a write-down of $70,000 and $159,000 related to equipment purchased during contract preparation for the manufacture of berets (see Note 18 to the Consolidated Financial Statements).

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

     Fiscal Year
         The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the 2003, 2002, and 2001 fiscal years contain 52 weeks of operating results.

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

     New Accounting Pronouncements
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of this statement on January 1, 2003 with no impact on our financial position or results of operations.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued to amend disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions for annual financial information is effective for all periods presented in the financial reports.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued to clarify the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company has determined that it has no guarantees issued and outstanding at June 28, 2003.

         Other accounting standards that have been issued or proposed by the FASB or other standards- setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. RECEIVABLES:

     The majority of receivables at June 28, 2003 and June 29, 2002 are from the
     U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2003, 2002 and 2001 are not significant.

     Receivables at June 28, 2003 and June 29, 2002 include $38,000 from the Puerto Rican government for reimbursement of certain costs incurred by the Company and related to leasehold improvements made to the Company's Puerto Rican facility. At June 29, 2002, this receivable, which was initially recorded at $150,000 in fiscal year 2000, was reduced by, and leasehold improvements was increased by, $112,000, adjusting the receivable to the amount the Puerto Rican government has agreed to pay at June 29, 2002. Any additional reimbursements from the Puerto Rican government will be recorded as a reduction in leasehold improvements.

4. INVENTORIES:
                  The components of inventories are:
                                         (in thousands)
                                          2003    2002
------------------------------------------------------
Finished Goods                         $ 1,247 $ 2,509
------------------------------------------------------
Work in Process                          1,753   1,268
------------------------------------------------------
Raw Materials and Supplies               4,001   2,463
------------------------------------------------------
Total                                  $ 7,001 $ 6,240
------------------------------------------------------

5. MACHINERY LEASED TO LICENSEES:

     Accumulated depreciation netted against the cost of leased assets in the Consolidated Balance Sheets at June 28, 2003 and June 29, 2002 is $1,537,000 and $1,532,000, respectively. Rental revenues for the fiscal years 2003, 2002, and 2001 were $178,000, $148,000 and $105,000, respectively, and vary with lessees' production or shipments.

6. PROPERTY, PLANT AND EQUIPMENT:

     The components of property, plant and equipment are summarized as follows:
                                             (in thousands)

                                    2003         2002      Estimated Useful Life
--------------------------------------------------------------------------------
Land                             $   107      $   107                N/A
--------------------------------------------------------------------------------
Buildings                          1,439        1,176                40-45 Years
--------------------------------------------------------------------------------
Machinery & Equipment              7,559        6,727                 2-20 Years
--------------------------------------------------------------------------------
Furniture & Fixtures                 951          967                 2-10 years
--------------------------------------------------------------------------------
Leasehold Improvements               771          735                         *
--------------------------------------------------------------------------------
Total Cost                      $ 10,827      $ 9,712
--------------------------------------------------------------------------------
Total Accumulated
Depreciation and Amortization   $  6,708     $  5,786
--------------------------------------------------------------------------------

         *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

7. LINES OF CREDIT:

     The Company maintains a $1,500,000 bank line of credit. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $2,712,000 at June 28, 2003) and all non-governmental receivables and inventory ($1,310,000 at June 28, 2003). At June 28, 2003, borrowings on this line of credit were $ 590,000 with $ 910,000 available in additional borrowings.

     Interest is at the London Interbank Offered Rate (LIBOR) plus 2.25 points or 3.37% at June 28, 2003. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at June 28, 2003. The covenants are subject to review at the end of each fiscal quarter.

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


8. ACCRUED LIABILITIES:

     The components of accrued liabilities are:
                                            (in thousands)

                                            2003           2002
---------------------------------------------------------------
Retiree Health Benefits (Note 10)        $   231        $   176
---------------------------------------------------------------
Interest Expense (Note 12)                     2              2
---------------------------------------------------------------
Accrued Lease Payments (Note 20)             135            128
---------------------------------------------------------------
Deferred Grant Revenues (Note 17)             80            160
---------------------------------------------------------------
Other                                        134            121
---------------------------------------------------------------
Total                                    $   582        $   587
---------------------------------------------------------------

9. PENSION PLANS:

     The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                                    (in thousands)

                                              2003        2002       2001
-------------------------------------------------------------------------
Benefits Earned for Service in the
Current Year                                $  132      $  119     $   95
-------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                     365         372        376
-------------------------------------------------------------------------
Expected Return on Plan Assets                (286)       (303)      (315)
-------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses                      80         119        102
-------------------------------------------------------------------------
Against Actuarial  Assumptions
Pension Expense                             $  291      $  307     $  258
-------------------------------------------------------------------------

Below are various analyses and other information relating to the Company's pension liability, assets and expense as of June 2003 and June 2002, (all amounts are in thousands except for those indicated as percent):


Change in Benefit Obligation:                         2003          2002
------------------------------------------------------------------------
Benefit Obligation at Beginning of Year          $   5,658     $   5,516
------------------------------------------------------------------------
Current Year Service Cost                              132           119
------------------------------------------------------------------------
Interest Cost on Projected Liability                   365           372
------------------------------------------------------------------------
Benefit Payments                                      (580)         (489)
------------------------------------------------------------------------
Actuarial Loss                                         583           140
------------------------------------------------------------------------
Benefit Obligation at End of Year                $   6,158     $   5,658
------------------------------------------------------------------------


Change in Plan Assets:                                2003          2002
------------------------------------------------------------------------
Fair Value of Plan Assets at Beginning of Year   $   4,247     $   4,314
------------------------------------------------------------------------
Company Contributions                                  482           443
------------------------------------------------------------------------
Actual Return on Plan Assets                           225           (21)
------------------------------------------------------------------------
Benefit Payments                                      (580)         (489)
------------------------------------------------------------------------
Fair Value of Plan Assets at End of Year        $    4,374     $   4,247
------------------------------------------------------------------------


Reconciliation of Funded Status:                      2003          2002
------------------------------------------------------------------------
Funded Status                                   $   (1,785)    $  (1,412)
------------------------------------------------------------------------
Unrecognized Actuarial Loss                          2,001         1,426
------------------------------------------------------------------------
Unrecognized Prior Service Cost                         29            39
------------------------------------------------------------------------
Net Amount Recognized                           $      245     $      53
------------------------------------------------------------------------


Amounts Recognized in the Consolidated Balance
Sheets:                                               2003          2002
------------------------------------------------------------------------
Intangible Pension Asset                        $       29     $      21
------------------------------------------------------------------------
Deferred Tax Asset                                       -           288
------------------------------------------------------------------------
Accumulated Other Comprehensive Loss                 1,643           719
------------------------------------------------------------------------

Amounts Recognized in the Consolidated Balance
Sheets:                                               2003          2002
------------------------------------------------------------------------

Accrued Pension Liability:
------------------------------------------------------------------------
   Prepaid Benefit Cost                                463           331
------------------------------------------------------------------------
   Accrued Benefit Cost                               (218)         (278)
------------------------------------------------------------------------
   Additional Minimum Pension Liability             (1,672)       (1,028)
------------------------------------------------------------------------
Net Amount Recognized in Financial Statements   $      245     $      53
------------------------------------------------------------------------


CERTAIN ACTUARIAL ASSUMPTIONS:                        2003          2002
------------------------------------------------------------------------
Assumed Discount Rate                                6.00%         6.75%
-----------------------------------------------------------------------
Expected Long-Term Rate of Return on Plan Assets     6.75%         6.75%
-----------------------------------------------------------------------
Rate of Compensation Increase, For the Pay Related    5.5%          5.5%
Benefit Plan
-----------------------------------------------------------------------

At June 2003, one of the pension plans has a benefit obligation ($2,714,000) that is greater than its plan assets ($1,963,000) resulting in the additional liability of $1,215,000 and at June 2002, the plan had a benefit obligation ($2,619,000) that was greater than its plan assets ($1,923,000) resulting in the additional liability of $1,028,000. At June 2003, the other pension plan has a benefit obligation ($3,087,000) that is greater than its plan assets ($2,412,000) resulting in the additional liability of $457,000 and at June 2002, this plan did not have an additional liability.

A 1% increase in the assumed discount rate would decrease the benefit obligation at June 2003 by $552,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 2003 by $662,000.

The Consolidated Statement of Operations and Comprehensive Income shows the amount included in Other Comprehensive Income (Loss) that resulted from recording the additional minimum pension liability which represents the portion of the pension liability that has not yet been charged against operations. A valuation allowance was recorded for the deferred tax asset ($558,000) that arose from the Other Comprehensive Loss for fiscal year 2003. A valuation allowance was recorded for the deferred tax asset ($54,000) that arose from the Other Comprehensive Loss for fiscal year 2002. The Other Comprehensive Loss for fiscal year 2001 was reduced by an increase in deferred tax assets of $67,000.

In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $76,000 at June 28, 2003 and $83,000 at June 29, 2002.

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

     The cost of retiree health benefits included in the 2003, 2002 and 2001 Statements of Operations and Comprehensive Income was:

                                                          (in thousands)

                                              2003          2002          2001
------------------------------------------------------------------------------
Benefits Earned for Current Service        $    28        $   20       $    19
------------------------------------------------------------------------------
Interest Cost on Accumulated Liability          22            27            28
------------------------------------------------------------------------------
Amortization of the July 4, 1993 Liability       4             4             4
------------------------------------------------------------------------------
Total Cost                                 $    54        $   51       $    51
------------------------------------------------------------------------------

     An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see
     Note 8) at June 28, 2003 and June 29, 2002 is as follows:
                                                             (in thousands)

                                                              2003         2002
-------------------------------------------------------------------------------
Total Obligation at Beginning of Year                      $   330      $   377
-------------------------------------------------------------------------------
Liability for Current Service                                   28           20
-------------------------------------------------------------------------------
Interest on Liability                                           22           27
-------------------------------------------------------------------------------
Benefit Payments                                                 0          (15)
-------------------------------------------------------------------------------
Actuarial (Gain) Loss                                           34          (79)
-------------------------------------------------------------------------------
Total Obligation at End of Year                                414          330
-------------------------------------------------------------------------------
Less Unamortized Liability at July 4, 1993                     (46)         (50)
-------------------------------------------------------------------------------
Unrecognized Gain (Loss)                                      (137)        (104)
-------------------------------------------------------------------------------
Liability Recognized in the Consolidated Balance Sheets    $   231      $   176
-------------------------------------------------------------------------------

     The assumed health care cost trend rate used to project expected future cost was 15% in 2003 and 2002, gradually decreasing to 6% by 2009 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 6.00% for 2003 and 6.75% for 2002.

     A 1% increase in the assumed health care cost trend rate would increase the benefit obligation at June 28, 2003 by $16,000. Conversely, a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation at June 28, 2003 by $15,000.

     A 1% increase in the assumed discount rate would decrease the benefit obligation at June 28, 2003 by $34,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 28, 2003 by $40,000.

11. INCOME TAXES:

     The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:

                                                       (in thousands)

                                                  2003       2002         2001
------------------------------------------------------------------------------
Federal Provision:
------------------------------------------------------------------------------
    Currently Payable                          $    50   $     92     $     36
------------------------------------------------------------------------------
    Deferred                                        44        232          171
------------------------------------------------------------------------------
    Total Federal                                   94        324          207
------------------------------------------------------------------------------
State Provision Currently Payable                   15         35          130
------------------------------------------------------------------------------
Total Provision                                $   109   $    359     $    337
------------------------------------------------------------------------------

A reconciliation of the effective income tax rate for the 2003, 2002 and 2001 fiscal years is as follows:


                                                  2003        2002        2001
------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                  34%         34%         34%
------------------------------------------------------------------------------
Current Period Income of Puerto Rico
Subsidiary Substantially Exempt From Puerto      (28)%       (25)%       (42)%
Rican and Federal Income Taxes
------------------------------------------------------------------------------
Deferred Tax Valuation Allowance                     -         29%         20%
------------------------------------------------------------------------------
State Taxes, Net of Federal Tax Benefit             1%          3%          9%
------------------------------------------------------------------------------
Other                                               2%        (7)%          2%
------------------------------------------------------------------------------
Effective Income Tax Rate                           9%         34%         23%
------------------------------------------------------------------------------

     Income earned in Puerto Rico by the Company's Puerto Rican wholly-owned subsidiary was 90% exempt from Puerto Rican income tax through 2000. Effective July 1, 2000, the Company received a new multi-year tax exemption grant that provided for a flat income tax rate of 2% and eliminated the withholding tax (5%) on dividends paid. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act) terminated the federal tax credit on this income subject to a phase out for existing companies, for tax years beginning after December 31, 1996. Under the phase out, the Company received a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit will be limited, and will be completely eliminated starting with the 2007 fiscal year.

     The accumulated undistributed earnings ($3,431,000) through July 1, 2000 of this subsidiary are subject to the 5% Puerto Rican withholding tax when remitted to the parent Company as dividends. Accrued tax liabilities have been provided for the withholding tax reasonably expected to be paid in the future.

     Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2003 and 2002 are as follows:
                                                              (in thousands)

Deferred Tax Assets:                                          2003         2002
-------------------------------------------------------------------------------
Tax Effect of Pension Liability Charged Against Equity     $   558     $    342
-------------------------------------------------------------------------------
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable                237          162
Income
-------------------------------------------------------------------------------
Additional Costs Inventoried for Tax Purposes                   81           69
-------------------------------------------------------------------------------
Federal NOL Carryforward                                       625          682
-------------------------------------------------------------------------------
State NOL Carryforward                                         334          337
-------------------------------------------------------------------------------
Alternative Minimum Tax Credit                                  70           70
-------------------------------------------------------------------------------
Equipment Impairment Loss Not Yet Deductible                    78            -
-------------------------------------------------------------------------------
Other                                                          186           77
-------------------------------------------------------------------------------
Deferred Tax Assets Before Valuation Allowance               2,169        1,739
-------------------------------------------------------------------------------
Valuation Allowance                                         (1,767)      (1,031)
-------------------------------------------------------------------------------
Total Deferred Tax Assets                                      402          708
-------------------------------------------------------------------------------
Deferred Tax Liabilities:
-------------------------------------------------------------------------------
Depreciation and Prepaid Pension Costs Deducted From
Taxable Income Not Yet Charged Against Financial               137          111
Statement Income
-------------------------------------------------------------------------------
Net Deferred Tax Assets                                    $   265     $    597
-------------------------------------------------------------------------------

     Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

     The Company has operating loss carryforwards of $1,861,000, which begin to expire in 2019, available to reduce future federal taxable income. In addition, $4,824,000 of operating loss carryforwards, which begin to expire in 2013, are available to reduce certain future state taxable income.

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

     Since its stock repurchase, Wellco, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and accordingly, the 2002 fiscal year Consolidated Statement of Operations and Comprehensive Income includes interest income for this amount. Interest expense on the Stock Repurchase Agreement for the fiscal years 2002 and 2001 was $0 and $75,000 respectively.

     As part of an agreement with a customer for which the Company provides certain technology and equipment, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided to the customer. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2003, 2002 and 2001 include service fee income of $8,000, $7,000 and $2,000, respectively, and interest expense of $17,000, $16,000 and $4,000, respectively. The Consolidated Balance Sheets at June 28, 2003 and at June 29, 2002 includes $213,000 and

     $205,000, respectively, for this note, and $87,000 and $95,000, respectively, as deferred service income.

13. STOCK OPTIONS:

     On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met. As of June 28, 2003, no shares under the Agreement have vested. Expiration of such options shall be the earlier of the fifth anniversary of the date on which such options vest or one year after the Chairman's separation from employment under the Agreement (see
     Note 19 to the Consolidated Financial Statements).

     The 1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director Plan) provide for granting options to purchase 90,000 shares and 21,000 shares, respectively. At June 28, 2003 options have been granted for 70,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options.

     The 1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director Plan) provide for granting options to purchase 99,000 shares and 16,000 shares, respectively. At June 28, 2003 options have been granted for 93,000 shares under the 1999 Employee Plan and 14,000 shares under the 1999 Director Plan.

     The 1996 Stock Option Plan for Key Employees provides for granting options to purchase 60,000 shares. At June 28, 2003 options have been granted for 52,500 shares.

     Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. At June 28, 2003, all granted options under the 1999, 1997 and 1996 Plans are exercisable.

     Transactions involving these Plans for the last three fiscal years are summarized below:


                                                                Weighted-
                                               No. of             Average
Option Shares:                                 Shares      Exercise Price
-------------------------------------------------------------------------
Outstanding at July 1, 2000                   190,000               $9.80
-------------------------------------------------------------------------
Granted*                                       50,000                9.13
-------------------------------------------------------------------------
Forfeited                                      (7,000)               9.14
-------------------------------------------------------------------------
Outstanding at June 30, 2001                  233,000                9.67
-------------------------------------------------------------------------

                                                                Weighted-
                                               No. of             Average
Option Shares:                                 Shares      Exercise Price
-------------------------------------------------------------------------

Exercised                                     (19,500)               8.41
-------------------------------------------------------------------------
Outstanding at June 29, 2002                  213,500                9.79
-------------------------------------------------------------------------
Exercised                                      (3,000)               8.00
-------------------------------------------------------------------------
Forfeited                                     (12,000)               9.67
-------------------------------------------------------------------------
Outstanding at June 28, 2003                  198,500               $9.78
-------------------------------------------------------------------------
* Not exercisable. All other shares shown are fully exercisable.


The following table summarizes information about fixed stock options outstanding at June 28, 2003:


                                                                Weighted-Average
                                                                       Remaining
                  Range of Exercise       Weighted Average      Contractual Life
Number                       Prices         Exercise Price              in Years
--------------------------------------------------------------------------------
15,000                        $5.00                  $5.00                   2.0
--------------------------------------------------------------------------------
83,000                $12.00-$17.50                 $12.13                   4.0
--------------------------------------------------------------------------------
50,500                        $8.00                  $8.00                   6.0
--------------------------------------------------------------------------------
50,000*                       $9.13                  $9.13                   7.0
--------------------------------------------------------------------------------
* Not exercisable. All other shares shown are fully exercisable.

The following table summarizes information concerning options issued, options available for future issuance and approval of plans by security holders at June 28, 2003:

                       (A)                (B)               (C)
                                                            Number of
                                                            Securities
                                                            Remaining Available
                       Number of                            for Future Issuance
                       Securities to be   Weighted-         Under Equity
                       Issued Upon        Average           Compensation Plans
                       Exercise of        Exercise Price    (Excluding
                       Outstanding        of Outstanding    Securities Reflected
Plan Category          Options            Options           in Column (A))
--------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders       198,500            $9.78             75,500
--------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by
Security Holders          -                 -                 -
--------------------------------------------------------------------------------
Total                  198,500            $9.78             75,500
--------------------------------------------------------------------------------

     We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

     We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.123" and the following table illustrates the pro forma effect on net income and income per share in 2003, 2002 and 2001 had the fair value recognition provisions of SFAS No.123 "Accounting for Stock-Based Compensation" been applied to stock-based employee compensation.


                                            2003            2002           2001
-------------------------------------------------------------------------------
Net Income, As Reported                   $  823          $  683        $ 1,153
-------------------------------------------------------------------------------
Net Income, Pro Forma                     $  800          $  660        $ 1,102
-------------------------------------------------------------------------------
Basic Earnings Per Share, As Reported     $ 0.70          $ 0.58        $  0.99
-------------------------------------------------------------------------------
Basic Earnings Per Share, Pro Forma       $ 0.68          $ 0.56        $  0.95
-------------------------------------------------------------------------------
Diluted Earnings Per Share, As Reported   $ 0.68          $ 0.56        $  0.97
-------------------------------------------------------------------------------
Diluted Earnings Per Share, Pro Forma     $ 0.66          $ 0.54        $  0.93
-------------------------------------------------------------------------------

The fair value on the date the last year options were granted, which was 2001, was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                2001
----------------------------------------------------
Expected Dividend Yield                       4.384%
----------------------------------------------------
Expected Stock Price Volatility               31.53%
----------------------------------------------------
Risk-Free Interest Rate                        6.25%
----------------------------------------------------
Expected Life of Options in Years                5.0
----------------------------------------------------
Weighted-Average Fair Value of Options
Granted                                        $2.20
----------------------------------------------------

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

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             For the Fiscal Year Ended 6/28/03
                                          Net Income      Shares      Per-Share
                                         (Numerator)  (Denominator)      Amount


Income Before Accounting Change          $ 1,051,000      1,184,242     $  0.89
-------------------------------------------------------------------------------
Cumulative Effect of Accounting Change      (228,000)
-------------------------------------------------------------------------------
Net Income Available to Shareholders         823,000      1,184,242     $  0.70
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                    26,687
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders    $   823,000      1,210,929     $  0.68
-------------------------------------------------------------------------------

                                             For the Fiscal Year Ended 6/29/02
                                           Net Income     Shares      Per-Share
                                          (Numerator) (Denominator)      Amount

Basic EPS Available to Shareholders      $   683,000      1,173,534     $  0.58
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                    42,453
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders    $   683,000      1,215,987     $  0.56
-------------------------------------------------------------------------------


                                             For the Fiscal Year Ended 6/30/01
                                           Net Income     Shares      Per-Share
                                          (Numerator) (Denominator)      Amount

Basic EPS Available to Shareholders      $ 1,153,000      1,163,246     $  0.99
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                    22,524
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders    $ 1,153,000      1,185,770     $  0.97
-------------------------------------------------------------------------------


15. SEGMENT AND REVENUE INFORMATION

     The Company operates in one reportable segment. SFAS 131 requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas. Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The Company identifies segments based on the Company's organization under one management group. The Company's operations are managed as one unit and resources are allocated without regard to separate functions.

     Information about the Company's revenues is as follows:

                                                      (in thousands)

                                            2003           2002            2001
-------------------------------------------------------------------------------
Sales of Footwear and Related Items     $ 24,012       $ 19,349        $ 18,979
-------------------------------------------------------------------------------
Revenues from Licensees                      821            632             438
-------------------------------------------------------------------------------
Total Revenues by Major Product Group   $ 24,833       $ 19,981        $ 19,417
-------------------------------------------------------------------------------

                                            2003           2002            2001
-------------------------------------------------------------------------------

Revenues from U. S. Customers           $ 24,631       $ 18,826        $ 16,531
-------------------------------------------------------------------------------
Revenues from International Customers        202          1,155           2,886
-------------------------------------------------------------------------------
Total Revenues by Geographic Region     $ 24,833       $ 19,981        $ 19,417
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Location of Major International Customers:
-------------------------------------------------------------------------------
Latin America                           $    127       $    664        $    976
-------------------------------------------------------------------------------
Canada                                        12            332             853
-------------------------------------------------------------------------------
Asia/Pacific                                  47            154             399
-------------------------------------------------------------------------------
Mexico                                         2              2               1
-------------------------------------------------------------------------------
United Kingdom/Europe/South Africa      $     14       $      -        $    579
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Major Customer- U. S. Government        $ 18,209       $ 14,875        $ 13,962
-------------------------------------------------------------------------------

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

     In late March 2003, DSCP ordered the Company to accelerate its rate of boot production by exercising a contract's surge option clause. The Consolidated Statements of Operations and Comprehensive Income for the year ended June 28, 2003 includes surge related costs (overtime, new employee training, etc.), totaling $279,000. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different understanding of this clause under which the Company would not be reimbursed these costs. The Company's legal counsel has discussed with DSCP's legal counsel this difference in contract clause interpretation, without any resolution. The probability of successfully resolving this issue, or the outcome of any legal action, cannot be reasonably predicted. The reimbursement of surge costs will be recognized in revenues in the period when and if DSCP acknowledges Wellco's right to reimbursement, or when any ensuing legal action awards reimbursement.

17. GRANT MONEY RECEIVED AND CONTRACT CLAIM:

     The Company has received $400,000 ($100,000 in November, 2000 and a final payment of $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant requires the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). If this requirement is not met, the Company is required to refund a pro-rata portion of the total grant. Grant income was not recognized until the $100,000 was received in November, 2000, and the 2001 Consolidated Statement of Operations and Comprehensive Income includes, as a catch-up adjustment, $160,000 of grant income. After the Contract was executed on May 23, 2001, and subsequent to receiving the final $300,000 payment, grant income is being recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2003 and 2002 both include an income item from this grant of $80,000.

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

     In July, 2002, Wellco received notification that the contract awardee was another company. At June 29, 2002, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. This write-down, along with other direct costs incurred (employee training and materials, consultant fees, travel), a total of $335,000, was shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 29, 2002. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $70,000 and is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 28, 2003. For the 2003 and 2002 fiscal years, the revised estimated amounts for which this machinery can be sold is included in the Consolidated Balance Sheets as Assets Held For Sale.

19. RELATED PARTY TRANSACTIONS:

     The Company has an Agreement with its former Chairman of the Board of Directors under which certain payments are to be made to the former Chairman for a five-year period commencing January 2000. These payments are computed as certain fixed percentages of revenues earned by the Company and related to certain products, as defined, that the former Chairman has been, or will be, instrumental in conceiving or developing. The amount paid under this agreement since its inception and through June 29, 2002 was $2,000. The payments under this agreement to the former Chairman for the fiscal year ending June 28, 2003 were $2,435.

     Effective July 1, 2002, the Chairman resigned as an employee of the Company and in the future is to be paid $100 per hour for consulting services as mutually agreed between himself and the Company. During fiscal year ending June 28, 2003, there were no payments to the former Chairman for consulting services.

20. COMMITMENTS:

     Under a Resolution of its Board of Directors, Wellco is committed to purchase its Common Stock which was owned by or under option with an active or retired employee at September 6, 1990. This purchase is at the employee or retiree option and is activated only by the termination of employment or death of the retiree. The purchase price is to be based on Wellco's tangible book value at the time of purchase. The maximum number of shares that could be purchased at June 28, 2003 is approximately 5,000.

     The Company has a non-cancelable operating lease with a Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 1, 2003 through June 30, 2009 are $990,000. Lease payments for each of the Company's five fiscal years ending after June 28, 2003 are: $150,000, $156,000, $162,000, $168,000, and $174,000. Lease expense for the Company's current Puerto Rican facility in the 2003, 2002 and 2001 fiscal years was $142,500 each year.

21. GOODWILL:

     Statement of Financial Accounting Standards No. 142 (SFAS 142, "Goodwill and Other Intangible Assets") was effective with the Company's 2003 fiscal year. As shown in the Consolidated Balance Sheets, the excess of cost over net assets of subsidiary at acquisition (goodwill) was reviewed for impairment in conjunction with the adoption of SFAS 142. SFAS No. 142 provides for a specific method to determine if goodwill is impaired and the application of this method resulted in the $228,000 of goodwill being deemed as impaired. As required under SFAS 142, the Company charged this goodwill against the Consolidated Statements of Operations and Comprehensive Income as the cumulative effect of change in accounting principle. In applying the SFAS 142 method, conservative assumptions and estimates were used, which may not be indicative of future results.

     The changes in the carrying amount of goodwill is as follows:

                                                    ( in thousands)

                                                  2003           2002
---------------------------------------------------------------------
Excess of cost over net assets of
subsidiary at acquisition, at beginning of
year                                            $  228         $  228
---------------------------------------------------------------------
Cumulative effect of change in
accounting principle                              (228)            -
---------------------------------------------------------------------
Excess of cost over net assets of
subsidiary at acquisition, at end of year           -          $  228
---------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheet of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of June 28, 2003 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


CRISP HUGHES EVANS  LLP
Asheville, North Carolina

October 2, 2003

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheet of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of June 29, 2002 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 29, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2002 and the results of its operations and its cash flows for each of the two fiscal years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                                   Fiscal Year 2003 Quarters

                                             First   Second    Third    Fourth
--------------------------------------------------------------------------------
Market Price Per Share-
--------------------------------------------------------------------------------
High                                        $13.70   $13.50   $12.45    $12.48
--------------------------------------------------------------------------------
Low                                         $11.40   $10.20   $10.95     $9.55
--------------------------------------------------------------------------------
Per Share Cash Dividend Declared             $0.10    $0.10    $0.10     $0.10
--------------------------------------------------------------------------------


                                                   Fiscal Year 2002 Quarters

                                             First   Second    Third    Fourth
--------------------------------------------------------------------------------
Market Price Per Share-
--------------------------------------------------------------------------------
High                                        $17.20   $15.20   $15.95    $15.20
--------------------------------------------------------------------------------
Low                                          $8.45   $12.80   $13.80    $13.90
--------------------------------------------------------------------------------
Per Share Cash Dividend Declared               -      $0.20    $0.10     $0.10
--------------------------------------------------------------------------------


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 5, 2003 was 203.



Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                 (Unaudited) (In
                     Thousands Except for Per Share Amounts)

                                                   Fiscal Year 2003 Quarters

                                             First   Second    Third (B)Fourth
--------------------------------------------------------------------------------
Revenues                                   $ 5,258  $ 5,248  $ 5,572   $ 8,755
--------------------------------------------------------------------------------
Cost of Sales and Services                   4,230    4,579    5,042     7,421
--------------------------------------------------------------------------------
Net Income Before Cumulative Effect of
Change in Accounting Principle                 394       64      (26)      619
--------------------------------------------------------------------------------
Net Income (Loss)                          (A) 166       64      (26)      619
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share Before
Cumulative Effect of Change in
Accounting Principle                          0.33     0.05    (0.02)     0.52
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share               0.14     0.05    (0.02)     0.52
--------------------------------------------------------------------------------
Fully Diluted Earnings (Loss)Per Share
Before Cumulative Effect of Change in
Accounting Principle                          0.32     0.05    (0.02)     0.51
--------------------------------------------------------------------------------
Fully Diluted Earnings (Loss) Per Share    $  0.13  $  0.05  $ (0.02)  $  0.51
--------------------------------------------------------------------------------

                                                   Fiscal Year 2002 Quarters

                                             First   Second    Third    Fourth
--------------------------------------------------------------------------------
Revenues                                   $ 3,570  $ 6,390  $ 5,174   $ 4,847
--------------------------------------------------------------------------------
Cost of Sales and Services                   3,207    5,249    4,176     4,065
--------------------------------------------------------------------------------
Net Income (Loss)                             (205)     645      368  (C) (125)
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share              (0.18)    0.55     0.31     (0.10)
--------------------------------------------------------------------------------
Fully Diluted (Loss) Per Share             $ (0.18) $  0.54  $  0.30   $ (0.10)
--------------------------------------------------------------------------------

(A) Includes a $228,000 cumulative effect adjustment for goodwill impairment with the adoption of SFAS 142 (See Note 21 to the Consolidated Financial Statements).

(B) In late March, 2003, DSCP invoked its surge option under the Direct Molded Sole (DMS) contract. During the fourth quarter, Wellco shipped 50,000 more pairs of DMS boots than the fourth quarter for the prior year.

(C) Includes a $300,000 adjustment in the fourth quarter to increase the provision for income taxes for additional valuation allowance for deferred tax assets. Also, includes $335,000 of charges for Unrecovered Contract Preparation Costs (See Note 18 to the Consolidated Financial Statements).

Officers and Directors

DAVID LUTZ
Chief Executive Officer, President, Chief Operating Officer and Chairman, Board of Directors

HORACE AUBERRY
Chairman Emeritus, Board of Directors

ROLF KAUFMAN
Vice Chairman of the Board

FRED K. WEBB, Jr.
Vice President of Marketing

Officers

SVEN E. OBERG
V. P. - Engineering and Process Development

CHRIS CASTLEBERRY
V. P. - Technical Director

CHANDRA WIJEWICKRAMA
V. P. - Caribbean Operations

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Treasurer, Assistant Secretary and Controller

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

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of IJL Wachovia

KATHERINE J. EMERSON
Information Systems Controller and CPA
Master Gage and Tool Company

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                     PART II
                                     -------
Items 5, 6, 7, 7A  and 8.
------------------------

The information called for by the following items is in the Company's 2003 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                42
Item 6.   Consolidated Selected Financial Data                                1
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               4-11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         **
Item 8.   Consolidated Financial Statements and Supplementary Data    12-39, 43

** This information is not required because the registrant is a small business issuer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

On March 17, 2003, we filed a Form 8-K reporting under Item 4, Changes in Registrant's Certifying Accountants, that we had dismissed our independent auditors, Deloitte & Touche LLP, and engaged the services of Crisp Hughes Evans LLP as our new independent auditors for our fiscal year ending June 28, 2003. Our Finance and Audit Committee of the Board of Directors authorized the dismissal of Deloitte & Touche LLP and the engagement of Crisp Hughes Evans LLP.

Disclosure was filed in Item 4 of Form 8-K dated March 17, 2003, and is incorporated herein by reference.


Item 9A.  Controls & Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2003, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III
                                    --------

Responsive information called for by the following Items 10, 11, 12 and 13, except for certain information about executive officers provided below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 17, 2003, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)
-------  ----------------------------------------------------

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------


Name                            Age      Office
--------------------------------------------------------------------------------
David Lutz, CPA                  58      Chairman, Board of Directors,
                                         Chief Executive Officer, President
--------------------------------------------------------------------------------
Horace Auberry                   72      Chairman Emeritus, Board of Directors
--------------------------------------------------------------------------------
Rolf Kaufman                     73      Vice Chairman, Board of Directors
--------------------------------------------------------------------------------
Sven Oberg                       64      Vice President-Engineering and
                                         Process Development
--------------------------------------------------------------------------------
Chandra Wijewickrama             65      Vice President-Caribbean Operations
--------------------------------------------------------------------------------
Chris Castleberry                30      Vice President-Technical Director
--------------------------------------------------------------------------------
Fred K. Webb, Jr.                43      Vice President of Marketing
--------------------------------------------------------------------------------
Richard A. Wood, Jr.             66      Secretary
--------------------------------------------------------------------------------
Tammy Francis, CPA               44      Controller, Treasurer and
                                         Assistant Secretary
--------------------------------------------------------------------------------

Effective January 1, 2002, Mr. Lutz was elected Chairman of the Board of Directors and Chief Executive Officer and has been serving as President and Director for more than five years.

Also, effective January 1, 2002, Mr. Auberry retired from Chief Executive Office and is serving as Chairman Emeritus. Prior to serving as Chairman Emeritus, Mr. Auberry served as Chairman of the Board of Directors for more than five years.

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

Ms. Francis has been Controller since October, 1996 and was elected Treasurer in May, 2003 and Assistant Secretary in November, 1998.

Executive officers are elected by the Board of Directors to serve a term of one year. There are no arrangements or understandings pursuant to which any of the officers are elected, and all are elected to serve for one year terms.

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)
-------  --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions. (Board of Directors/Security Ownership)
-------  ----------------------------------------------------------

Since the beginning of the 2003 fiscal year, no executive officer of the Registrant or member of his immediate family or record or beneficial owner of more than 5% of the Company's stock has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2003 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------
                                                                            Page
                                                                          Number
--------------------------------------------------------------------------------
The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 2003 Annual Report
to Shareholders which is integrated into Part II of this Form
10-K immediately after page 4
--------------------------------------------------------------------------------
Consolidated Balance Sheets - at June 28, 2003 and June 29, 2002          13-14*
--------------------------------------------------------------------------------

                                                                            Page
                                                                          Number
--------------------------------------------------------------------------------
Consolidated Statements of Operations and Comprehensive Income -
for the years ended June 28, 2003, June 29, 2002 and  June 30, 2001          12*
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - for the years ended
June 28, 2003, June 29, 2002 and June 30, 2001                            15-16*
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity - for the years
ended June 28, 2003, June 29, 2002 and June 30, 2001                         17*
--------------------------------------------------------------------------------
Independent Auditors' Reports                                             40-41*
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                18-39*
--------------------------------------------------------------------------------

* Page number in the 2003 Annual Report to Shareholders included in Part II of this Form 10-K.


2. Financial Statement Schedules
--------------------------------

                                                                            Page
                                                                          Number
--------------------------------------------------------------------------------
Schedule II      Valuation and Qualifying Accounts                           24
--------------------------------------------------------------------------------

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

Exhibit                                                                     Page
Number           Description                                              Number
--------------------------------------------------------------------------------
                 G.  Employment Agreement with Chairman of Wellco's
                 Board of Directors*                                         (h)
--------------------------------------------------------------------------------
                 H.  Amended Employment Agreement with Chairman of
                 Wellco's Board of Directors*                                (i)
--------------------------------------------------------------------------------
  21             Subsidiaries of Registrant                                  15
--------------------------------------------------------------------------------
  23             Consent of Experts                                      16 -17
--------------------------------------------------------------------------------
  31             Certifications of the Chief Executive Officer and
                 Chief Financial Officer under Section 302 of the
                 Sarbanes-Oxley Act of 2002, filed herewith.            18 - 21
--------------------------------------------------------------------------------
  32             Certifications of the Chief Executive Officer and
                 Chief Financial Officer under Section 906 of the
                 Sarbanes-Oxley Act of 2002, filed herewith.            22 - 23
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

         (i) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended June 29, 2002, and is incorporated herein by reference.

Item 14 (b) - Reports on Form 8-K
---------------------------------

On March 17, 2003, we filed a current report of Form 8-K reporting under Item 4, Changes in Registrant's Certifying Accountants, that we had dismissed our independent auditors, Deloitte & Touche LLP, and engaged the services of Crisp Hughes Evans LLP as our new independent auditors for our fiscal year ending June 28, 2003. Our Finance and Audit Committee of the Board of Directors authorized the dismissal of Deloitte & Touche LLP and the engagement of Crisp Hughes Evans LLP.

On May 14, 2003, we filed a current report of Form 8-K reporting under Item 9.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.



/s/ David Lutz
------------------------------------------------------
By: David Lutz, Chief Executive Officer, President and
Chairman of the Board of Directors
(Chief Executive Officer)


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)


Date: October 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Horace Auberry                         /s/ Rolf Kaufman
--------------------------------------------------------------------------------
Horace Auberry, Director                   Rolf Kaufman, Director
--------------------------------------------------------------------------------


/s/ David Lutz                            /s/ William M. Cousins, Jr.
--------------------------------------------------------------------------------
David Lutz, Director                      William M. Cousins, Jr. Director
--------------------------------------------------------------------------------


/s/ Fred K. Webb, Jr.
----------------------------
Fred K. Webb, Jr.,  Director
----------------------------



Date: October 13, 2003

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheet of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of June 28, 2003 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



CRISP HUGHES EVANS  LLP
Asheville, North Carolina

October 2, 2003

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the consolidated financial statements of Wellco Enterprises, Inc. and subsidiaries as of June 29, 2002 and for each of the two fiscal years in the period ended June 29, 2002, and have issued our report thereon dated October 14,2002; such financial statements and report are included in your 2003 Annual Report to Shareholders included herein. Our audits also included the financial statement schedule of Wellco Enterprises, Inc., listed in Item (15)(a)
(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                                                              EXHIBIT 21
                                                              ----------

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
--------------------------------------------------------------------------------
Wholly-Owned Subsidiaries:
--------------------------------------------------------------------------------
Ro-Search, Incorporated         North Carolina                              100%
--------------------------------------------------------------------------------
Mo-Ka Shoe Corporation          Delaware                                    100%
--------------------------------------------------------------------------------

All of the Registrant's wholly-owned subsidiaries are included in the consolidated financial statements.

                                                              Exhibit 23
                                                              ----------

                            WELLCO ENTERPRISES, INC.
                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement 333-72824 of Wellco Enterprises, Inc. on Form S-8 of our report dated October 2, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets") appearing in this Annual Report on Form 10-K of Wellco Enterprises, Inc. for the year ended June 28, 2003.


CRISP HUGHES EVANS  LLP
Asheville, North Carolina

October 10, 2003

                                                              Exhibit 23
                                                              ----------

                            WELLCO ENTERPRISES, INC.
                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement of Wellco Enterprises, Inc.and subsidiaries on Form S-8 (No. 333-72824) of our reports dated October 14, 2002 appearing in the Annual Report on Form 10-K of Wellco Enterprises, Inc.and subsidiaries for the fiscal year ended June 29, 2002.



DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                                                              Exhibit 31
                                                              ----------


                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2003
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David Lutz, certify that:

1. I have reviewed this annual report on Form 10-K of Wellco Enterprises, Inc.(the registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 13, 2003


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                                                              Exhibit 31
                                                              ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2003
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Tammy Francis, certify that:

1. I have reviewed this annual report on Form 10-K of Wellco Enterprises, Inc.(the registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 13, 2003


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                              Exhibit 32
                                                              ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2003
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, David Lutz, certify that:

1.  I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended June 28, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

          o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

          o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: October 13, 2003
----------------------


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Wellco Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 even if the document with which it is submitted to the Securities and Exchange Commission is so incorporated by reference.

                                                              Exhibit 32
                                                              ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2003
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.  I am the chief financial officer of Wellco Enterprises, Inc.

2.  Attached to this certification is Form 10-K for the fiscal year ended
    June 28, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

          o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

          o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: October 13, 2003


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Wellco Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 even if the document with which it is submitted to the Securities and Exchange Commission is so incorporated by reference.

                                                              SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                               VALUATION ACCOUNTS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2003, JUNE 29, 2002 AND JUNE 30, 2001


               Balance at the     Additions Charged                  Balance at
Description    Beginning of Year  to Income (A)      Deductions (B)  End of Year
--------------------------------------------------------------------------------
Allowance for
Doubtful
Accounts-
--------------------------------------------------------------------------------
2003                 $28               3                  3               $28
--------------------------------------------------------------------------------
2002                 $28               1                  1               $28
--------------------------------------------------------------------------------
2001                 $27               1                                  $28
--------------------------------------------------------------------------------

(A) Additions for allowance for doubtful accounts.

(B) Write-off of uncollectible accounts.