Form 10-Q
period 2003-09-27
WELLCO ENTERPRISES INC
filed 2003-11-10
CIK 105532

FORM 10-Q
                                    ---------


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 2003

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                    56-0769274
------------------------                   -------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X . ----- -----



1,185,746 shares of $1 par value common stock were outstanding on November 11, 2003.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2003










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 2003 AND JUNE 28, 2003
                                 (in thousands)

                                     ASSETS

                                                        (unaudited)
                                                      SEPTEMBER 27,     JUNE 28,
                                                               2003         2003
                                                      -------------     --------

CURRENT ASSETS:
      Cash and cash equivalents ....................     $     79      $    133
      Receivables, net .............................        4,015         3,450
      Inventories-
          Finished goods ...........................        1,922         1,247
          Work in process ..........................        2,180         1,753
          Raw materials ............................        3,807         4,001
                                                         --------      --------
          Total ....................................        7,909         7,001
      Deferred taxes and prepaid expenses ..........          731           475
                                                         --------      --------
      Total ........................................       12,734        11,059
                                                         --------      --------
MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           21            23

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,439         1,439
      Machinery and equipment ......................        8,263         7,559
      Office equipment .............................          778           763
      Automobiles ..................................          188           188
      Leasehold improvements .......................          772           771
                                                         --------      --------
      Total cost ...................................       11,547        10,827
      Less accumulated depreciation and
         amortization ..............................       (6,958)       (6,708)
                                                         --------      --------
      Net Property Plant and Equipment .............        4,589         4,119
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........         --            --
      Intangible pension asset .....................           29            29
                                                         --------      --------
      Total ........................................           29            29

DEFERRED TAXES .....................................           80            80
                                                         --------      --------

TOTAL ..............................................     $ 17,453      $ 15,310
                                                         ========      ========








                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 2003 AND JUNE 28, 2003
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                     SEPTEMBER 27,      JUNE 28,
                                                              2003          2003
                                                     -------------      --------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 3) ......     $  3,285      $    590
      Accounts payable .............................        2,144         3,138
      Accrued compensation .........................          943           810
      Accrued income taxes .........................          796           722
      Other liabilities ............................          520           582
                                                         --------      --------
      Total ........................................        7,688         5,842
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,672         1,672
      Notes payable ................................          215           213
      Deferred revenues ............................           85            87

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,186         1,186
      Additional paid-in capital ...................          357           357
      Retained earnings ............................        7,893         7,596
      Accumulated other comprehensive loss .........       (1,643)       (1,643)
                                                         --------      --------
      Total ........................................        7,793         7,496
                                                         --------      --------

TOTAL ..............................................     $ 17,453      $ 15,310
                                                         ========      ========


See Notes to Consolidated Financial Statements .....

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                             2003           2002
                                                     ------------- -------------
REVENUES ...........................................      $ 8,617       $ 5,258
                                                          -------       -------

COSTS AND EXPENSES:
      Cost of sales and services ...................        7,490         4,250
      General and administrative expenses ..........          634           556
                                                          -------       -------
      Total ........................................        8,124         4,806
                                                          -------       -------

GRANT INCOME .......................................           20            20
                                                          -------       -------

OPERATING INCOME ...................................          513           472

INTEREST EXPENSE ...................................          (26)           (4)

INTEREST INCOME ....................................            1             2
                                                          -------       -------

INCOME BEFORE INCOME TAXES .........................          488           470

PROVISION FOR INCOME TAXES .........................           72            76
                                                          -------       -------

INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE ............          416           394
                                                          -------       -------

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE (Note 2) ................         --            (228)
                                                          -------       -------

NET INCOME .........................................      $   416       $   166
                                                          =======       =======

EARNINGS PER SHARE (Note 4):
      Basic, before cumulative effect ..............      $  0.35       $  0.33
      Cumulative effect ............................         --           (0.19)
                                                          -------       -------
      Basic, after cumulative effect ...............      $  0.35       $  0.14
                                                          =======       =======

      Diluted, before cumulative effect ............      $  0.35       $  0.32
      Cumulative effect ............................         --           (0.19)
                                                          -------       -------
      Diluted, after cumulative effect .............      $  0.35       $  0.13
                                                          =======       =======



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
                                 (in thousands)
                                                             (unaudited)
                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                              2003          2002
                                                     ------------- -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ....................................      $   416       $   394
                                                          -------       -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
           Depreciation and amortization ...........          252           227
           Non-cash asset impairment ...............         --              20
           Non-cash grant income recognized ........          (20)          (20)
           Non-cash reduction in deferred revenue ..           (2)           (2)
           Non-cash interest expense ...............            2             2
           (Increase) decrease in-
                Receivables ........................         (565)           63
                Inventories ........................         (908)          750
                Other current assets ...............         (199)         (152)
           Increase (decrease) in-
                Accounts payable ...................         (994)         (590)
                Accrued compensation ...............          133            10
                Accrued income taxes ...............           74            71
                Pension obligation .................          (57)          (45)
                Other ..............................          (42)          (16)
                                                          -------       -------
     Total adjustments .............................       (2,326)          318
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ..........................       (1,910)          712
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..............         (720)         (144)
                                                          -------       -------
CASH USED IN INVESTING ACTIVITIES ..................         (720)         (144)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings ...........        2,695          --
     Cash dividends paid ...........................         (119)         (118)
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ..........................        2,576          (118)
                                                          -------       -------


NET INCREASE (DECREASE) IN CASH ....................          (54)          450

CASH AT BEGINNING OF PERIOD ........................          133           270
                                                          -------       -------

CASH AT END OF PERIOD ..............................      $    79       $   720
                                                          =======       =======


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                    SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
                                 (in thousands)

                                                             (unaudited)
                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                              2003          2002
                                                     ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ...............................          $ 26          $  4
           Income taxes ...........................          $ (2)         $  5
                                                             ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 27, 2003
                     (in thousands except number of shares)
                                   (unaudited)


                                        Common Stock     Additional
                                                   Par      Paid-In    Retained
                                       Shares    Value      Capital    Earnings
                                    --------------------------------------------
BALANCE AT JUNE 28, 2003            1,185,746  $ 1,186        $ 357     $ 7,596

Net income for the fiscal three
  months ended September 27, 2003                                           416
Exercise of stock options
Cash dividend  ($.10 per share)                                            (119)
                                    --------------------------------------------

BALANCE AT SEPTEMBER 27, 2003       1,185,746  $ 1,186        $ 357     $ 7,893
                                    ===========================================



                                                                  Accumulated
                                                                        Other
                                                                Comprehensive
                                                                         Loss
                                                               --------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JUNE 28, 2003                                               $ (1,643)

Change for the fiscal three
      months ended September 27, 2003                                       -
                                                              ---------------

BALANCE AT SEPTEMBER 27, 2003                                        $ (1,643)
                                                              ===============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 27, 2003
              ----------------------------------------------------

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

      In late March 2003, DSCP ordered the Company to accelerate its rate of direct molded sole (DMS) boot production under a contract by exercising the contract's surge option clause and surge on this production is expected to last through the fiscal year 2004.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Accounting Changes

      Statement of Financial Accounting Standards No. 142 (SFAS 142, "Goodwill and Other Intangible Assets") was effective for the first quarter of Company's 2003 fiscal year. SFAS No. 142 provides for a specific method to determine if goodwill is impaired, and the application of this method resulted in the determination that $228,000 of previously recorded goodwill was impaired. Under SFAS 142, this $228,000 was measured as of the beginning of the 2003 fiscal year and was charged against income in fourth quarter of fiscal year 2003 as the cumulative effect of a change in accounting principle.

      SFAS provides that when presenting prior period information for interim periods of the fiscal year in which the impairment loss was recorded, and when that impairment loss was not recorded in the first quarter of that fiscal year, prior period information shall be restated to reflect the impairment loss in the first quarter of the fiscal year of adoption. Accordingly, the Consolidated Statements of Operations for the fiscal quarter ended September 28, 2002 have been restated to reflect as a cumulative effect of change in accounting principle the goodwill impairment.

      The following table summarizes the impact of adopting SFAS 142 on the Consolidated Statements of Operations at September 28, 2002:

                                                                     September
                                                                      28, 2002
------------------------------------------------------------------------------
Net income as previously reported                                  $   394,000
------------------------------------------------------------------------------
Cumulative effect of change in accounting principle                   (228,000)
------------------------------------------------------------------------------
Net income as restated                                             $   166,000
------------------------------------------------------------------------------
Per share:
------------------------------------------------------------------------------
      Basic earnings per share as reported                         $      0.33
------------------------------------------------------------------------------
      Cumulative effect of change in accounting principle                (0.19)
------------------------------------------------------------------------------
      Basic earnings per share as restated                                0.14
------------------------------------------------------------------------------
      Diluted earnings per share as reported                              0.32
------------------------------------------------------------------------------
      Cumulative effect of change in accounting principle                (0.19)
------------------------------------------------------------------------------
      Diluted earnings per share as restated                       $      0.13
------------------------------------------------------------------------------


      New Accounting Pronouncements

      The Financial Accounting Standards Board is currently working on a new standard related to employer accounting for stock options issued to employees. The Company believes that the new standard may require recording compensation expense for the granting, modifying or settling of employee stock options. Although the final provisions of the new standard are not known, the Company may be required to record compensation expense for certain previously granted stock options. The Company understands that the new standard will be effective for its 2006 fiscal year.

      Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. LINE OF CREDIT:

      Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company, on September 18, 2003, increased its line of credit from $1,500,000 to $4,500,000. The line, which expires December 31, 2003, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $3,185,000) and all non-governmental accounts receivable and inventory ($1,154,000). At September 27, 2003, borrowings on this line of credit were $3,285,000 with $1,215,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at September 27, 2003.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             For the Three Months Ended 9/27/03
                                             ----------------------------------
                                            Net Income     Shares     Per-Share
                                           (Numerator) (Denominator)     Amount
                                           ----------- -------------  ---------


Basic EPS Available to Shareholders          $ 416,000    1,185,746     $  0.35
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements                                                 13,865
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders        $ 416,000    1,199,611     $  0.35
-------------------------------------------------------------------------------

                                             For the Three Months Ended 9/28/02
                                             ----------------------------------
                                            Net Income     Shares     Per-Share
                                           (Numerator) (Denominator)     Amount
                                           ----------- -------------  ---------

Income Before Accounting Change              $ 394,000    1,182,746     $  0.33
-------------------------------------------------------------------------------
Cumulative Effect of Accounting Change        (228,000)                   (0.19)
-------------------------------------------------------------------------------
Net Income Available to Shareholders           166,000                     0.14
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements                                                 45,998
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders        $ 166,000    1,228,744     $  0.13
-------------------------------------------------------------------------------

 5. STOCK-BASED COMPENSATION:

      The Company uses Accounting Principles Board Opinion No. 25 (APB 25) to account for stock options granted to employees. Under APB 25, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

      Under SFAS No. 123 and No. 148, a company that uses APB 25 to account for stock options must disclose the effect on reported net income of using a fair value based method of accounting for stock- based employee compensation.

      The following table summarizes the effect on net income and earnings per share had the accounting for employee stock options been based on the fair value method.

                                                For the Three Months Ended
                                          September 27,           September 28,
                                                   2003                    2002
-------------------------------------------------------------------------------
Net income:
-------------------------------------------------------------------------------
   As reported                               $  416,000              $  166,000
-------------------------------------------------------------------------------
  Compensation expense, net of tax                6,000                   6,000
-------------------------------------------------------------------------------
   Pro forma                                 $  410,000              $  160,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Basic earnings per share:
-------------------------------------------------------------------------------
   As reported                               $     0.35              $     0.14
-------------------------------------------------------------------------------
  Compensation expense, net of tax                 0.01                    0.01
-------------------------------------------------------------------------------
   Pro forma                                 $     0.34              $     0.13
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Diluted earnings per share:
-------------------------------------------------------------------------------
   As reported                               $     0.35              $     0.13
-------------------------------------------------------------------------------
   Compensation expense, net of tax                0.01                    0.01
-------------------------------------------------------------------------------
   Pro forma                                 $     0.34              $     0.12
-------------------------------------------------------------------------------



6. GOVERNMENT BOOT CONTRACT REVENUES:

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

      In late March 2003, DSCP ordered the Company to accelerate its rate of boot production by exercising a contract's surge option clause. The Consolidated Statements of Operations for the quarter ended September 27, 2003 include surge related costs (overtime, new employee training, etc.), totaling $143,000. In addition, the Consolidated Statements of Operations and Comprehensive Income for the year ended June 28, 2003 include surge related costs of $279,000. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different understanding of this clause under which the Company would not be reimbursed these costs. The Company's legal counsel has discussed with DSCP's legal counsel this difference in contract clause interpretation, without any resolution. The probability of successfully resolving this issue, or the outcome of any legal action, cannot be reasonably predicted. The reimbursement of surge costs will be recognized in revenues in the period when and if DSCP acknowledges Wellco's right to reimbursement, or when any ensuing legal action awards reimbursement.

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

Since June 28, 2003, the end of the 2003 fiscal year, there have been no changes in the nature of the estimates and assumptions related to these critical accounting policies.

Comparing the Three Months Ended September 27, 2003 and September 28, 2002:
--------------------------------------------------------------------------

For the three months ended September 27, 2003 (current period), Wellco had net income of $416,000 compared to a net income of $166,000 in the prior year three month period ended September 28, 2002 (prior period). For the three months ended September 28, 2002, income before cumulative effect of change in accounting principle was $394,000. The major reasons for the increase in net income are:

      o Compared to the prior period, total revenues in the current period increased by $3,359,000. In late March, 2003, the Defense Supply Center Philadelphia (DSCP, the Department of Defense Agency with whom the Company contracts for the manufacture of combat boots) invoked its surge option under a contract. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production. In the current period the Company shipped 44,000 more pairs of combat boots than in the prior period. In addition, current period revenues include $404,000 of sales under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots. The prior period did not contain Mukluk sales.

               Revenues from technical assistance fees and equipment rentals from licensees were greater in the current period because of increased licensee shipments. However, revenues from sales of boot manufacturing equipment and materials to licensees decreased and offset the increase in technical assistance fees and equipment rentals. Revenues from sales of boot manufacturing equipment and materials can vary with the needs of licensees.

      o Cost of Sales and Services in the current year increased by $3,240,000, which resulted in an increase in gross profit of only $119,000.

               In late March, 2003, DSCP invoked its surge option under this contract. Under surge, a contractor is to make as many boots as fast as reasonably possible. Since the start of surge, the Company, in response to surge, has increased its rate of boot production to 265% of the pre-surge level. This increase was only possible by adding work shifts, hiring new employees, working overtime and paying premium freight cost for air shipments.

               Simultaneously with the surge option being invoked, the Company was awarded a contract to supply the U. S. Army's new Infantry Combat Boot (ICB). About two years ago, the Army decided to replace its all leather combat boot, one of the three DMS boots manufactured by Wellco which represents about half of Wellco's historical sales to DSCP, with the ICB boot. Wellco, along with two other manufacturers, was awarded a contract to supply this boot. During the current period, the Company incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate this new boot into the Company's factories. During the current period, sales of the ICB boot to DSCP were insignificant.

               The combination of cost increases from surge and the integration of ICB boot manufacturing caused significant increases in several costs.

               For the current period, the Company has identified $143,000 of additional cost incurred because of the DSCP surge. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different interpretation of this clause. Based on the advice of its legal counsel, Wellco has notified DSCP that when total additional costs incurred because of surge are known, a request for reimbursement of these costs will be submitted.

      o During the current period, a senior management person was added to the Company's Puerto Rico factory staff. In addition, other administrative personnel made several trips to the factory to assist in surge and ICB boot production start-up. The $78,000 increase in general and administrative expenses was primarily caused by increases in administrative compensation and travel.

      o The Consolidated Statements of Operations for the current period and the prior period include grant income of $20,000. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five year period.

      o Interest expense increased $22,000 primarily because the bank line of credit was used in the current period to purchase equipment and increase inventory because of surge and integration of the ICB boot production.


The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 15% compared to 16% for the prior period.


Forward Looking Information:
---------------------------

Based on information supplied by DSCP, surge is expected to last at least through fiscal year 2004, which will end July 3, 2004.

On September 30, 2003, DSCP awarded Wellco a new contract for DMS combat boots. Wellco's award is for 30% of DSCP total DMS boot purchases. The contract is for a base period of one year, with two one- year options. Four contracts were awarded and the quantities to be purchased from each contractor are 35%, 30%, 20% and 15% of DSCP total boot purchases. Under the old DMS contract mentioned above, Wellco supplied 25% of total DSCP purchases. The total pairs DSCP will buy under these new contracts will be lower than in the past because of the Army's replacement of its all-leather DMS combat boot with the Infantry Combat Boot (ICB). In addition, the new contract, as compared to the old contract, has lower prices which will result in a lower profit margin per pair of boots.

The ICB boot contract is for a one year period, with four one year options which are exercisable at the government's discretion. The Company expects shipments of this boot to gradually increase in the second fiscal quarter of the 2004 fiscal year which will end on January 3, 2004.

If Wellco's future operating results and liquidity would be adversely affected by the decreased prices in the new DMS contract; use of the bank line of credit would likely increase; and, the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section).

In November, 2003, the Company found a buyer for certain beret manufacturing machinery that was purchased in anticipation of DSCP awarding a beret contract. The Company did not receive the beret contract, and wrote-off this equipment's total cost in fiscal years 2002 and 2003. The sales price of this equipment is $40,000, which will be included in Cost of Sales for the fiscal quarter ending January 3, 2004 as a reversal of previous years write-off.

The Company has received machinery orders from a customer totaling $370,000. The Company estimates that delivery will be in the second and third quarters of fiscal year 2004.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                  (in thousands)
                                 September 27, 2003           June 28, 2003
---------------------------------------------------------------------------
Cash and Cash Equivalents                       $79                    $133
---------------------------------------------------------------------------
Unused Line of Credit *                       1,215                     910
---------------------------------------------------------------------------
Total                                        $1,294                  $1,043
---------------------------------------------------------------------------
*On September 18, 2003 the bank line of credit was increased to $4.5 million.

The increase in cash available at September 27, 2003 resulted primarily from the increased limit under the bank line of credit.

The following table summarizes the major sources (uses) of cash for the three months ended September 27, 2003:

                                                            (in thousands)
                                                          September 27, 2003
----------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                             $648
----------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                            (2,334)
----------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                                               (224)
----------------------------------------------------------------------------
Net Cash Used by Operations                                           (1,910)
----------------------------------------------------------------------------
Cash Used to Purchase Plant
and Equipment                                                           (720)
----------------------------------------------------------------------------
Cash Provided by Line of Credit                                        2,695
----------------------------------------------------------------------------
Cash Dividends Paid                                                     (119)
----------------------------------------------------------------------------
 Net Decrease in Cash and Cash Equivalents                              ($54)
----------------------------------------------------------------------------

In the three months ended September 27, 2003, cash used by operations was $1,910,000. Net income of $416,000 and depreciation and amortization of $252,000 were the main sources of cash provided by operations. The main uses of operating cash were an increase in inventories of $908,000 and an increase in accounts receivable of $565,000, an increase in prepaid expenses of $256,000 and a decrease in accounts payable of $994,000.

Cash from operations and borrowings from the line of credit was primarily used to purchase equipment, pay cash dividends, and fund the increase in raw materials and work in process inventories for the higher production required by surge.

The following table shows aggregated information about contractual obligations as of September 27, 2003:


                                   Payments Due by Period
                       Total  Less Than 1  1-3 Years  4-5 Years   After 5 Years
                                     Year
-------------------------------------------------------------------------------
Notes Payable       $300,000                                           $300,000
-------------------------------------------------------------------------------
Building Lease       953,000     $113,000   $318,000   $342,000         180,000
-------------------------------------------------------------------------------
Total             $1,253,000     $113,000   $318,000   $342,000        $480,000
-------------------------------------------------------------------------------

Wellco does not know of any demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

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

There was borrowing of $3,285,000 under the line of credit at September 27, 2003 and the Company was in compliance with the loan covenants on that date. Because of surge and the investment in inventory for manufacture of the ICB boot, the Company expects significant use of the line of credit in the next few months.

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



Item 4.        Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 27, 2003, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


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

Item 1.        Legal Proceedings.  N/A

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders. N/A

Item 5.        Other Information.  N/A
Item 6.        Exhibits and Reports on Form 8-K.
               a). Exhibits:
                        (31) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
                        (32) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

               b). Reports on Form 8-K:
                       On October14, 2003, the Company filed a current report on Form 8-K reporting under Item 9.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Wellco Enterprises, Inc., Registrant







\s\                                     \s\
-----------------------------------     -----------------------------------
David Lutz, Chief Executive Officer     Tammy Francis, Controller and Chief
            and President               Financial Officer
     (Principal  Executive Officer)

November 11, 2003

                                                                    Exhibit 31
                                                                    ----------


                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David Lutz, certify that:

1. I have reviewed this report on Form 10-Q of Wellco Enterprises, Inc.(the registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: November 11, 2003


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1. I have reviewed this report on Form 10-Q of Wellco Enterprises, Inc.(the registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: November 11, 2003


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                    Exhibit 32
                                                                    ----------

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 27, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 11, 2003


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

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 27, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 11, 2003


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