Form 10-Q
period 2004-01-03
WELLCO ENTERPRISES INC
filed 2004-02-18
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: JANUARY 3, 2004

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                      56-0769274
-------------------                     ----------------------------------------
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


1,185,746 shares of $1 par value common stock were outstanding on February 17, 2004.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                          ----------------------------



















                            WELLCO ENTERPRISES, INC.
                            ------------------------

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
             ------------------------------------------------------
                  FOR THE FISCAL QUARTER ENDED JANUARY 3, 2004
                  --------------------------------------------










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 3, 2004 AND JUNE 28, 2003
                                 (in thousands)

                                     ASSETS


                                                      (unaudited)
                                                       JANUARY 3,      JUNE 28,
                                                             2004          2003
                                                       ------------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $     51      $    133
      Receivables, net .............................        5,042         3,450
      Inventories-
          Finished goods ...........................        3,078         1,247
          Work in process ..........................        2,417         1,753
          Raw materials ............................        7,070         4,001
                                                         --------      --------
          Total ....................................       12,565         7,001
      Deferred taxes and prepaid expenses ..........          704           475
                                                         --------      --------
      Total ........................................       18,362        11,059
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           20            23

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,439         1,439
      Machinery and equipment ......................        8,711         7,559
      Office equipment .............................          789           763
      Automobiles ..................................          188           188
      Leasehold improvements .......................          772           771
                                                         --------      --------
      Total cost ...................................       12,006        10,827
      Less accumulated depreciation and
         amortization ..............................       (7,208)       (6,708)
                                                         --------      --------
      Net Property Plant and Equipment .............        4,798         4,119
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........         --            --
      Intangible pension asset .....................           29            29
                                                         --------      --------
      Total ........................................           29            29

DEFERRED TAXES .....................................           80            80
                                                         --------      --------

TOTAL ..............................................     $ 23,289      $ 15,310
                                                         ========      ========






                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 3, 2004 AND JUNE 28, 2003
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (unaudited)
                                                        JANUARY 3,     JUNE 28,
                                                              2004         2003
                                                       ------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 3) ........    $  4,465     $    590
      Accounts payable ...............................       6,123        3,138
      Accrued compensation ...........................       1,038          810
      Accrued income taxes ...........................         962          722
      Other liabilities ..............................         503          582
                                                          --------     --------
      Total ..........................................      13,091        5,842
                                                          --------     --------

LONG-TERM LIABILITIES:
      Pension obligation .............................       1,672        1,672
      Notes payable ..................................         217          213
      Deferred revenues ..............................          83           87

CONTINGENCIES (Note 7):

                             STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ..................       1,186        1,186
      Additional paid-in capital .....................         357          357
      Retained earnings ..............................       8,326        7,596
      Accumulated other comprehensive loss ...........      (1,643)      (1,643)
                                                          --------     --------
      Total ..........................................       8,226        7,496
                                                          --------     --------

TOTAL ................................................    $ 23,289     $ 15,310
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 3, 2004 AND DECEMBER 28, 2002
              (in thousands except per share and number of shares)

                                                               (unaudited)
                                                       JANUARY 3,   DECEMBER 28,
                                                             2004           2002
                                                       -------------------------
REVENUES .........................................      $ 20,006       $ 10,506
                                                        --------       --------

COSTS AND EXPENSES:
      Cost of sales and services .................        17,612          8,854
      General and administrative expenses ........         1,168          1,136
                                                        --------       --------
      Total ......................................        18,780          9,990
                                                        --------       --------

GRANT INCOME .....................................            40             40
                                                        --------       --------

OPERATING INCOME .................................         1,266            556

INTEREST EXPENSE .................................           (62)           (16)

INTEREST INCOME ..................................             1              5
                                                        --------       --------

INCOME BEFORE INCOME TAXES .......................         1,205            545

PROVISION FOR INCOME TAXES .......................           238             87
                                                        --------       --------

INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE ..........           967            458
                                                        --------       --------

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE (Note 2) ..............          --             (228)
                                                                       --------

NET INCOME .......................................      $    967       $    230
                                                        ========       ========

EARNINGS PER SHARE (Note 4):
      Basic, before cumulative effect ............      $   0.82       $   0.39
      Cumulative effect ..........................          --            (0.19)
                                                        --------       --------
      Basic, after cumulative effect .............      $   0.82       $   0.20
                                                        ========       ========

      Diluted, before cumulative effect ..........      $   0.80       $   0.38
      Cumulative effect ..........................          --            (0.19)
                                                        --------       --------
      Diluted, after cumulative effect ...........      $   0.80       $   0.19
                                                        ========       ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                      JANUARY 3, 2004 AND DECEMBER 28, 2002
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                     JANUARY 3,    DECEMBER 28,
                                                           2004            2002
                                                     --------------------------
REVENUES .......................................    $    11,389     $     5,248
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............         10,122           4,604
      General and administrative expenses ......            534             580
                                                    -----------     -----------
      Total ....................................         10,656           5,184
                                                    -----------     -----------

GRANT INCOME ...................................             20              20
                                                    -----------     -----------

OPERATING INCOME ...............................            753              84

INTEREST EXPENSE ...............................            (36)            (12)

INTEREST INCOME ................................           --                 3
                                                    -----------     -----------

INCOME  BEFORE INCOME TAXES ....................            717              75

PROVISION  FOR INCOME TAXES ....................            166              11
                                                    -----------     -----------

NET INCOME .....................................    $       551     $        64
                                                    ===========     ===========


BASIC EARNINGS  PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.46     $      0.05
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,185,746       1,184,931
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
       options .................................    $      0.46     $      0.05
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,208,260       1,212,891
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 3, 2004 AND DECEMBER 28, 2002
                                 (in thousands)
                                                               (unaudited)
                                                        JANUARY 3, DECEMBER 28,
                                                              2004         2002
                                                        -----------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   967      $   458
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
           Depreciation and amortization .............         503          480
           Non-cash asset impairment .................        --             45
           Non-cash grant income recognized ..........         (40)         (40)
           Non-cash reduction in deferred revenue ....          (4)          (4)
           Non-cash interest expense .................           4            4
           (Increase) decrease in-
                Receivables ..........................      (1,592)        (589)
                Inventories ..........................      (5,564)       1,103
                Other current assets .................        (124)        (107)
           Increase (decrease) in-
                Accounts payable .....................       2,985         (339)
                Accrued compensation .................         228         (330)
                Accrued income taxes .................         240           82
                Pension obligation ...................        (105)         (88)
                Other ................................         (39)         (43)
                                                           -------      -------
     Total adjustments ...............................      (3,508)         174
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................      (2,541)         632
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................      (1,179)        (266)
                                                           -------      -------
CASH USED IN INVESTING ACTIVITIES ....................      (1,179)        (266)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings .............       3,875         --
     Cash dividends paid .............................        (237)        (237)
     Stock option exercised ..........................        --             24
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................       3,638         (213)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................         (82)         153

CASH AT BEGINNING OF PERIOD ..........................         133          270
                                                           -------      -------

CASH AT END OF PERIOD ................................     $    51      $   423
                                                           =======      =======


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      JANUARY 3, 2004 AND DECEMBER 28, 2002
                                 (in thousands)
                                                               (unaudited)
                                                        JANUARY 3, DECEMBER 28,
                                                              2004         2002
                                                        -----------------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ................................           $62           $16
           Income taxes ............................           $--           $ 5
                                                               ===           ===


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                 JANUARY 3, 2004
                     (in thousands except number of shares)
                                   (unaudited)


                                       Common Stock      Additional
                                                   Par      Paid-In    Retained
                                    Shares       Value      Capital    Earnings
                                 ----------------------------------------------
BALANCE AT JUNE 28, 2003         1,185,746     $ 1,186        $ 357     $ 7,596

Net income for the fiscal six
  months ended January 3, 2004                                              967
Cash dividend  ($.20 per share)                                            (237)
                                 ----------------------------------------------

BALANCE AT JANUARY 3, 2004       1,185,746     $ 1,186        $ 357     $ 8,326
                                 ==============================================



                                           Accumulated
                                                 Other
                                         Comprehensive
                                                  Loss
                                         -------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JUNE 28, 2003                       $ (1,643)

Change for the fiscal six
  months ended January 3, 2004                     -
                                        --------------

BALANCE AT JANUARY 3, 2004                   $ (1,643)
                                        ==============

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                 FOR THE FISCAL SIX MONTHS ENDED JANUARY 3, 2004
                 -----------------------------------------------

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

      In late March 2003, DSCP ordered the Company to accelerate its rate of direct molded sole (DMS) boot production under a contract by exercising the contract's surge option clause and surge on this production is expected to last through the fiscal year 2004 and first fiscal quarter of 2005.


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

      SFAS provides that when presenting prior period information for interim periods of the fiscal year in which the impairment loss was recorded, and when that impairment loss was not recorded in the first quarter of that fiscal year, prior period information shall be restated to reflect the impairment loss in the first quarter of the fiscal year of adoption. Accordingly, the Consolidated Statements of Operations for the fiscal six months ended December 28, 2002 have been restated to reflect as a cumulative effect of change in accounting principle the goodwill impairment.

      The following table summarizes the impact of adopting SFAS 142 on the Consolidated Statements of Operations for the six months ended December 28, 2002:

                                                                       December
                                                                       28, 2002
                                                                   ------------
Net income as previously reported                                  $    458,000
-------------------------------------------------------------------------------
Cumulative effect of change in accounting principle                    (228,000)
-------------------------------------------------------------------------------
Net income as restated                                             $    230,000
-------------------------------------------------------------------------------
Per share:
      Basic earnings per share as reported                         $       0.39
-------------------------------------------------------------------------------
      Cumulative effect of change in accounting principle                 (0.19)
-------------------------------------------------------------------------------
      Basic earnings per share as restated                                 0.20
-------------------------------------------------------------------------------
      Diluted earnings per share as reported                               0.38
-------------------------------------------------------------------------------
      Cumulative effect of change in accounting principle                 (0.19)
-------------------------------------------------------------------------------
      Diluted earnings per share as restated                       $       0.19
--------------------------------------------------------------------------------


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

3. LINE OF CREDIT:

      The Company recently renegotiated its bank line of credit. Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit on December 29, 2003 from $4,500,000 to $5,000,000. Subsequently, on February 13, 2004 the line has been increased to $7,000,000. The line, which expires December 31, 2004, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment (carrying value of $3,455,000) and all non-governmental accounts receivable and inventory ($1,429,000). At January 3, 2004, borrowings on this line of credit were $4,465,000 with $535,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at January 3, 2004. The Company has received from the bank a waiver for the period ended January 3, 2004 regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Six Months Ended 1/03/04
                                               --------------------------------
                                          Net Income     Shares       Per-Share
                                         (Numerator) (Denominator)       Amount
                                         --------------------------------------


Basic EPS Available to Shareholders       $  967,000    1,185,746      $   0.82
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                  16,302
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders     $  967,000    1,202,048      $   0.80
-------------------------------------------------------------------------------

                                              For the Six Months Ended 12/28/02
                                              ---------------------------------
                                          Net Income     Shares       Per-Share
                                         (Numerator)  (Denominator)      Amount
                                         --------------------------------------

Income Before Accounting Change           $  458,000    1,183,857      $   0.39
-------------------------------------------------------------------------------
Cumulative Effect of Accounting Change      (228,000)                     (0.19)
-------------------------------------------------------------------------------
Net Income Available to Shareholders         230,000                       0.20
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                  32,866
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders     $  230,000    1,216,723          0.19
-------------------------------------------------------------------------------


                                             For the Three Months Ended 1/03/04
                                             ----------------------------------
                                          Net Income     Shares       Per-Share
                                         (Numerator)  (Denominator)      Amount
                                         ---------------------------------------


Basic EPS Available to Shareholders       $   551,000   1,185,746      $   0.46
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                  22,514
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders     $   551,000   1,208,260      $   0.46
-------------------------------------------------------------------------------

                                            For the Three Months Ended 12/28/02
                                            -----------------------------------
                                          Net Income     Shares       Per-Share
                                         (Numerator)  (Denominator)      Amount
                                          -------------------------------------

Income Before Accounting Change            $   64,000   1,184,931      $   0.05
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                  27,960
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders      $   64,000   1,212,891      $   0.05
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

                                            For the Six Months Ended

                                            January 3,             December 28,
                                                  2004                     2002
-------------------------------------------------------------------------------
Net income:
-------------------------------------------------------------------------------
   As reported                            $    967,000             $    230,000
-------------------------------------------------------------------------------
  Compensation expense, net of tax              12,000                   12,000
-------------------------------------------------------------------------------
   Pro forma                              $    955,000             $    218,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Basic earnings per share:
-------------------------------------------------------------------------------
   As reported                            $       0.82             $       0.20
-------------------------------------------------------------------------------
  Compensation expense, net of tax                0.01                     0.01
-------------------------------------------------------------------------------
   Pro forma                              $       0.81             $       0.19
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Diluted earnings per share:
-------------------------------------------------------------------------------
   As reported                            $       0.80             $       0.19
-------------------------------------------------------------------------------
   Compensation expense, net of tax               0.01                     0.01
-------------------------------------------------------------------------------
   Pro forma                              $       0.79             $       0.18
-------------------------------------------------------------------------------

                                            For the Three Months Ended

                                            January 3,             December 28,
                                                  2004                     2002
-------------------------------------------------------------------------------
Net income:
-------------------------------------------------------------------------------
   As reported                            $    551,000             $     64,000
-------------------------------------------------------------------------------
  Compensation expense, net of tax               6,000                    6,000
-------------------------------------------------------------------------------
   Pro forma                              $    545,000             $     58,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Basic earnings per share:
-------------------------------------------------------------------------------
   As reported                            $       0.46             $       0.05
-------------------------------------------------------------------------------
  Compensation expense, net of tax                 -                        -
-------------------------------------------------------------------------------
   Pro forma                              $       0.46             $       0.05
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Diluted earnings per share:
-------------------------------------------------------------------------------
   As reported                            $       0.46             $       0.05
-------------------------------------------------------------------------------
   Compensation expense, net of tax                -                       -
-------------------------------------------------------------------------------
   Pro forma                              $       0.46             $       0.05
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

      In late March 2003, DSCP ordered the Company to accelerate its rate of boot production by exercising a contract's surge option clause. The Consolidated Statements of Operations for the six months ended January 3, 2004 include surge related costs (overtime, new employee training, etc.), totaling $519,000. In addition, the Consolidated Statements of Operations and Comprehensive Income for the year ended June 28, 2003 include surge related costs of $279,000. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different understanding of this clause under which the Company would not be reimbursed these costs. The Company's legal counsel has discussed with DSCP's legal counsel this difference in contract clause interpretation, without any resolution. The probability of successfully resolving this issue, or the outcome of any legal action, cannot be reasonably predicted. The reimbursement of surge costs will be recognized in revenues in the period when and if DSCP acknowledges Wellco's right to reimbursement, or when any ensuing legal action awards reimbursement.


7. CONTINGENCIES:


      In March 2003 the Defense Supply Center Philadelphia (DSCP) awarded the Company a contract to supply the Infantry Combat Boot (ICB). The ICB boot will replace the all-leather combat boot which represented about half of the total boots sold by the Company to DSCP. This contract is for a one year period, with four one-year options which are exercisable at the government's discretion.

      The ICB boot is subject to extensive inspection and testing prior to its sale to DSCP. DSCP is the only approved testing laboratory for one of the tests; has only one test machine; and, does testing for five contracts. In addition, it takes two days to test one boot. Because of this, there are usually several weeks from the Company's presenting boots for testing until those test results are known. The Company understands that DSCP recently approved another testing laboratory and this will significantly reduce the time required to get the Company's ICB boots tested.

      To date, 32,000 pairs of boots have been presented to DSCP for inspection and testing. All of these boots have passed inspection and all except one of the tests. As to this one test, 20,000 pairs of boots are waiting for testing; 5,000 pairs have passed; 3,000 pairs are waiting for retesting; 2,000 pairs did not pass; and the Company is waiting to receive for evaluation test boots representing 2,000 pairs reported by DSCP as not passing the test.

      The Company has the equipment to do this one test and continuously tests boots. The Company's test results have been significantly better than those of DSCP. The 3,000 pairs waiting for retest represent boots for which the Company and its government Quality Assurance Representative, upon examination of the test boots, could not determine the reason for test failure reported by DSCP. Despite this, the fact remains that the DSCP testing laboratory, or another laboratory approved by DSCP, makes the final determination as to boots passing the test.

      There is a possibility that the Company may have several thousands of pairs of ICB boots that, because they do not pass this one test, cannot be sold to DSCP. Because of the limited number of boots for which the test results are known, the Company has not recorded any reserves for potential inventory write-downs.

      The 2,000 pairs of ICB boots that did not pass the test are included in inventory at what is believed to be a very low estimate of their commercial market value. ICB boots which do not pass all tests cannot be sold to DSCP and must be sold on the commercial market. Because of its limited experience in selling this boot on the commercial market, the Company cannot reasonably estimate the amount that would be realized from sales to customers other than DSCP. The sale on the commercial market of ICB boots at prices significantly less than their cost to manufacture would have an adverse effect on future operating results.

      There is also the possibility that DSCP will cancel the Company's contract for failure to supply boots that pass all the tests. Since cancellation of a contract is the unilateral action of DSCP, the Company cannot predict the probability of cancellation. DSCP has issued a Cure Notice stating that the contract may be cancelled if Company does not supply ICB boots that pass all the tests. Cancellation of this contract would have an adverse effect on future operating results.


      The Company is presently doing a detailed review of all manufacturing operations that could affect the relevant test. In addition, the supplier whose material is critical to passing this test, is giving their full cooperation and assistance in this review.

                          PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              =====================
Critical Accounting Policies:
----------------------------

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

               One of the new boots manufactured by the Company, the Infantry Combat Boot, is subject to extensive inspection and testing before sale under contract with the U. S. Department of Defense. Certain tests can take several weeks and therefore delays our ability to ship to the U.S. Department of Defense. The Company continually tests boots to assure compliance with required standards. The inventory value of boots which do not pass testing is their estimated realizable value. The inventory value of boots waiting for testing is their cost. The amount actually realized from the sale of boots which did not pass testing can be different from their estimated realizable value. Boots which do not pass testing are subsequently written down from their cost to estimated realizable value. The Infantry Combat boot is a new product for the Company. As time passes and historical data is accumulated, the Company may need to provide a reserve for the difference between cost and estimated realizable value for boots projected not to pass testing.

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

Comparing the Six Months Ended January 3, 2004  and December 28, 2002:
---------------------------------------------------------------------

For the six months ended January 3, 2004 (current period), Wellco had net income of $967,000 compared to a net income of $230,000 in the prior year six month period ended December 28, 2002 (prior period). The major reasons for this change are:

      o Compared to the prior period, total revenues in the current period increased by $9,500,000 (90%). In late March, 2003, the Defense Supply Center Philadelphia (DSCP, the Department of Defense agency with which the Company contracts for the manufacture of combat boots) invoked its surge option under a contract. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production. In the current period the Company shipped 126,000 more pairs of combat boots than in the prior period. In addition, current period revenues increased by $511,000 over the prior period for sales under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots. During the current period, revenues from the new Infantry Combat Boot (ICB) were only $95,000.

               Revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, were greater in the current period because of increased sales of certain licensees.

      o Cost of Sales and Services in the current period increased by $8,803,000 (100%), which resulted in an increase in gross profit of $697,000.

               In order to meet the required surge, the Company has increased its rate of boot production to 265% of the pre-surge level. This increase was only possible by adding work shifts, hiring new employees, working overtime and paying premium freight cost for air shipments of raw materials.

               For the current period, the Company has identified $519,000, included in Cost of Sales and Services, of additional cost incurred because of the DSCP surge. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different interpretation of this clause. Based on the advice of its legal counsel, Wellco has notified DSCP that when total additional costs incurred because of surge are known, it intends to submit a request for reimbursement of these costs. As of January 3, 2004, the Company has not recognized any revenues from any of these identified costs.

               Simultaneously with the surge option being invoked, the Company was awarded a contract to supply the U. S. Army's new Infantry Combat Boot (ICB). About two years ago, the Army decided to replace its all-leather combat boot, one of the three DMS boots manufactured by

               Wellco which represents about half of Wellco's historical sales to DSCP, with the ICB boot. Wellco, along with two other manufacturers, was awarded a contract to supply this boot. During the current period, the Company incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate the productions of this new boot into the Company's factories.

               Cost increases from surge and the integration of ICB boot manufacturing reduced gross profit in the current period to 12% of revenues from 16% of revenues in the prior period.

      o The $32,000 increase in general and administrative expenses were primarily caused by increases in administrative compensation and travel to set up production of the ICB boot. This increase in revenues, combined with this small increase in general and administrative expenses, resulted in operating income being 6% of revenues in the current period compared to 5% in the prior period.

      o Interest expense increased $46,000 primarily because the bank line of credit was used in the current period to purchase equipment and increase inventory because of surge and integration of the ICB boot production.

      o The Consolidated Statements of Operations for the current period and the prior period include grant income of $40,000. This grant requires the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004, and the grant income is being recognized on a straight line basis over this five-year period.

      o Prior period net income was reduced by $228,000 of previously recorded goodwill that was determined to be impaired under Statement of Financial Accounting Standards No. 142 which became effective in the fiscal year 2003.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 20% compared to 16% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.


Comparing the Three Months Ended January 3, 2004 and December 28, 2002:
----------------------------------------------------------------------

For the three months ended January 3, 2004 (current period), Wellco had net income of $551,000 compared to a net income of $64,000 in the prior year three month period ended December 28, 2002 (prior period). The major reasons for the increase in net income are:

      o Compared to the prior period, total revenues in the current period increased by $6,141,000 (117%). In the current period the Company shipped 82,000 more pairs of combat boots than in the prior period. In addition, current period revenues increased by $108,000 over the prior period for sales under a small contract with DSCP to supply the Extreme Cold Weather (Mukluk) boots. During the current period, revenues from the Infantry Combat Boot
               (ICB) were $95,000.

      o Cost of Sales and Services in the current period increased by $5,543,000 (121%), which resulted in an increase in gross profit of $598,000.

               For the current period, the Company has identified $376,000 of additional cost incurred because of the DSCP surge. The Company also incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate the new ICB boot into the Company's factories.

               Cost increases from surge and the integration of ICB boot manufacturing reduced gross profit in the current period to 11% of revenues from 13% of revenues in the prior period.

     o General and administrative expenses decreased by $46,000. The increase in revenues, combined with this decrease in general and administrative expenses, resulted in operating income being 7% of revenues in the current period, compared to 2% in the prior period.

     o As stated above in the six-month comparison, grant income is being recognized on a straight line basis over the fiscal years 2000 through 2004.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 23% compared to 15% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.


Forward-looking Information:
---------------------------

Based on information supplied by DSCP, surge is expected to last at least through fiscal year 2004, which will end July 3, 2004 and into the first quarter of fiscal year 2005.

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

In March 2003 DSCP awarded the Company a contract to supply the ICB boot. This contract is for a one year period, with four one-year options which are exercisable at the government's discretion. The ICB boot is subject to extensive inspection and testing prior to its sale to DSCP. DSCP is the only approved testing laboratory for one of the tests; has only one test machine; and, does testing for five contracts. In addition, it takes two days to test one boot. Because of this, there are usually several weeks from the Company's presenting boots for testing until those test results are known. The Company understands that DSCP recently approved another testing laboratory and this will significantly reduce the time required to get the Company's ICB boots tested.

To date, 32,000 pairs of boots have been presented to DSCP for inspection and testing. All of these boots have passed inspection and all except one of the tests. As to this one test, 20,000 pairs of boots are waiting for testing; 5,000 pairs have passed; 3,000 pairs are waiting for retesting; 2,000 pairs did not pass; and the Company is waiting to receive for evaluation test boots representing 2,000 pairs reported by DSCP as not passing the test.

The Company has the equipment to do this one test and continuously tests boots. The Company's test results have been significantly better than those of DSCP. The 3,000 pairs waiting for retest represent boots for which the Company and its government Quality Assurance Representative, upon examination of the test boots, could not determine the reason for test failure reported by DSCP. Despite this, the fact remains that the DSCP testing laboratory, or another laboratory approved by DSCP, makes the final determination as to boots passing the test.

There is a possibility that the Company may have several thousands of pairs of ICB boots that, because they do not pass this one test, cannot be sold to DSCP. Because of the limited number of boots for which the tests results are known, the Company has not recorded any reserves for potential inventory write-downs.

The 2,000 pairs of ICB boots that did not pass the test are included in inventory at what is believed to be a very low estimate of their commercial market value. ICB boots which do not pass all tests cannot be sold to DSCP and must be sold on the commercial market. Because of its limited experience in selling this boot on the commercial market, the Company cannot reasonably estimate the amount that would be realized from sales to customers other than DSCP. The sale on the commercial market of ICB boots at prices significantly less than their cost to manufacture would have an adverse effect on future operating results.

There is also the possibility that DSCP will cancel the Company's contract for failure to supply boots that pass all the tests. Since cancellation of a contract is the unilateral action of DSCP, the Company cannot predict the probability of cancellation. DSCP has issued a Cure Notice stating that the contract may be cancelled if Company does not supply ICB boots that pass all the tests. Cancellation of this contract would have an adverse effect on future operating results.

The Company is presently doing a detailed review of all manufacturing operations that could affect the relevant test. In addition, the supplier whose material is critical to passing this test, is giving their full cooperation and assistance in this review.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:
                                                         (in thousands)
                                        January 3, 2004           June 28, 2003
-------------------------------------------------------------------------------
Cash and Cash Equivalents                           $51                    $133
-------------------------------------------------------------------------------
Unused Line of Credit *                             535                     910
-------------------------------------------------------------------------------
Total Available                                    $586                  $1,043
-------------------------------------------------------------------------------
                  * As discussed below, the line of credit started the fiscal year with a limit of $1,500,000 and has been significantly increased since then.

The decrease in cash available at January 3, 2004 resulted primarily from the increased use of the bank line of credit.

The following table summarizes the major sources (uses) of cash for the six months ended January 3, 2004:



                                                                 (in thousands)
                                                                January 3, 2004
-------------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                              $1,430
-------------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                               (3,943)
-------------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                                                   (28)
-------------------------------------------------------------------------------
Net Cash Used by Operations                                              (2,541)
-------------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment                                (1,179)
-------------------------------------------------------------------------------
Cash Provided by Line of Credit                                           3,875
-------------------------------------------------------------------------------
Cash Dividends Paid                                                        (237)
-------------------------------------------------------------------------------
Net Decrease  in Cash and Cash Equivalents                                 ($82)
-------------------------------------------------------------------------------

In the six months ended January 3, 2004, cash used by operations was $2,541,000. Net income of $967,000; depreciation and amortization of $503,000; and an increase in accounts payable of $2,985,000 were the main sources of cash from operations. The main uses of operating cash were an increase in inventories of $5,564,000 and an increase in accounts receivable of $1,592,000.

Borrowings from the line of credit provided the net cash needed for operations, equipment purchases and dividend payments. The majority of equipment purchases were for manufacture of the ICB boot and to increase production to meet the surge requirement.

At the start of the fiscal year, the bank line of credit provided for borrowing up to $1,500,000. Since then, the Company has increased inventory to meet the surge production requirement and to manufacture the ICB boot, as well as purchased the related equipment. Cash used in ICB boot production has been very significant (more than $6,000,000), and because of the long time required by DSCP to test the ICB boot, cashflow from the sale of this boot has not been significant.

In order to meet the Company's cash needs, by January 3, 2004 the bank increased its line to $5,000,000, and subsequently as of February 13, 2004 has increased it to $7,000,000.

The bank is presently completing loan documentation to further change the line to provide a maximum borrowing of $10,000,000 through April, 2004, and decreasing thereafter to a maximum of $5,000,000 on August 1, 2004. The actual amount that can be borrowed under the line for any one month is the lesser of this maximum or an amount based on certain percents of the Company's accounts receivable, raw materials and finished goods as of the end of the preceding month. The bank will have a first lien position on all Company assets.

The ability of the Company to generate cash from operations to offset the declining amount available under the line of credit is somewhat dependent on realizing its investment in the ICB boot. The realization of this investment is dependent on the Company's boots passing all required tests and being purchased by DSCP, or, for those boots that do not pass testing, on their sale in the commercial market.

The backlog of boots to be shipped to DSCP under the Company's surge contract, which excludes the ICB boot, is 370,000 pairs with monthly deliveries from March through September, 2004. This seven-month backlog is approximately 1.5 times the annual pairs of boots sold DSCP in the last few years. The Company's projections as provided to the bank show that even if the ICB boot is cancelled by DSCP, cash from sale of boots under the surge contract, as well as cash from the sale of ICB boots on the commercial market and from sale of ICB raw materials, is adequate to meet operating needs and to reduce the line of credit. Critical assumptions relevant to these projections are the timing and amount realized from these sales.

Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. In addition, a substantial decrease in sales of the Company's products would reduce cash generated by operations and result in an increased need to use the bank line of credit.

Realization of the Company's investment in the ICB boot, primarily the significant amount invested in inventory, is critical, short of a subsequent modification to the line of credit agreement, to having adequate operating cash as the maximum borrowing under the line decreases in the coming months.

At January 3, 2004, the Company was not in compliance with the current ratio requirement of its bank line of credit agreement. The Company has received from the bank a waiver of this requirement at January 3, 2004.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
     o All amounts borrowed shall become due and immediately payable upon demand of the bank.
     o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2004, unless the Note is extended by the bank under terms satisfactory to the bank.
     o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

The following table shows aggregated information about contractual obligations as of January 3, 2004

                                         Payments Due by Period

                       Total  Less Than 1   1-3 Years  4-5 Years  After 5 Years
                                     Year
-------------------------------------------------------------------------------
Notes Payable       $300,000                                           $300,000
-------------------------------------------------------------------------------
Building Lease       915,000     $153,000    $324,000   $348,000         90,000
-------------------------------------------------------------------------------
Total             $1,215,000     $153,000    $324,000   $348,000       $390,000
-------------------------------------------------------------------------------


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments, other financial instruments, or derivative commodity instruments that require disclosures.



Item 4.       Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 3, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


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

Item 1.       Legal Proceedings.  N/A

Item 2.       Changes in Securities.  N/A

Item 3.       Defaults Upon Senior Securities.  N/A

Item 4.       Submission of Matters to a Vote of Security Holders.


The 2003 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 18, 2003. The only matter voted on at that meeting was the election of directors. The results of voting were:

           Directors were elected as follows:

           Nominee for Director     Shares Voted For       Shares Withheld From

           Claude S. Abernethy, Jr         1,119,075               300
           Horace Auberry                  1,119,075               300
           Rolf Kaufman                    1,119,075               300


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

               b). Reports on Form 8-K:

               On October14, 2003, the Company filed a current report on Form 8-K reporting under Item 5 and 12.
               On November 10, 2003, the Company filed a current report on Form 8-K reporting under Item 12.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Wellco Enterprises, Inc., Registrant







\s\                                         \s\
-------------------------------------------------------------------------------
David Lutz, Chief Executive Officer         Tammy Francis, Controller and Chief
            and President                                  Financial Officer
            (Principal Executive Officer)

February 17, 2004

                                                                     Exhibit 31
                                                                     ----------


                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and
               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 17, 2004


/s/ David Lutz
-----------------------------------------------------
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: February 17, 2004


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                     Exhibit 32
                                                                     ----------

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.
2. Attached to this certification is Form 10-Q for the six months ended January 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
               o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
               o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: February 17, 2004


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

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.
2. Attached to this certification is Form 10-Q for the six months ended January 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
               o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
               o the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: February 17, 2004


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