Form 10-Q
period 2004-04-03
WELLCO ENTERPRISES INC
filed 2004-05-17
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: APRIL 3, 2004

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                   56-0769274
-------------------                     ---------------------------------------
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

Yes X  No   .
   ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X .
                                      ---   ---


1,224,046 shares of $1 par value common stock were outstanding on May 13, 2004.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                          ----------------------------



















                            WELLCO ENTERPRISES, INC.
                            ------------------------

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
             ------------------------------------------------------
                   FOR THE FISCAL QUARTER ENDED APRIL 3, 2004
                   ------------------------------------------










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 3, 2004 AND JUNE 28, 2003
                                 (in thousands)

                                     ASSETS


                                                       (unaudited)
                                                          APRIL 3,      JUNE 28,
                                                              2004          2003
                                                          ----------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................     $     77      $    133
      Receivables, net .............................        6,859         3,450
      Inventories-
          Finished goods ...........................        3,359         1,247
          Work in process ..........................        2,740         1,753
          Raw materials ............................        6,531         4,001
                                                         --------      --------
          Total ....................................       12,630         7,001
      Deferred taxes and prepaid expenses ..........          592           475
                                                         --------      --------
      Total ........................................       20,158        11,059
                                                         --------      --------

MACHINERY LEASED TO LICENSEES,
      net of accumulated depreciation ..............           18            23

PROPERTY, PLANT AND EQUIPMENT:
      Land .........................................          107           107
      Buildings ....................................        1,439         1,439
      Machinery and equipment ......................        9,027         7,559
      Office equipment .............................          792           763
      Automobiles ..................................          188           188
      Leasehold improvements .......................          772           771
                                                         --------      --------
      Total cost ...................................       12,325        10,827
      Less accumulated depreciation and
         amortization ..............................       (7,484)       (6,708)
                                                         --------      --------
      Net Property Plant and Equipment .............        4,841         4,119
                                                         --------      --------

INTANGIBLE ASSETS:
      Excess of cost over net assets of
         subsidiary at acquisition (Note 2) ........         --            --
      Intangible pension asset .....................           29            29
                                                         --------      --------
      Total ........................................           29            29

DEFERRED TAXES .....................................           80            80
                                                         --------      --------

TOTAL ..............................................     $ 25,126      $ 15,310
                                                         ========      ========




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 3, 2004 AND JUNE 28, 2003
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)
                                                          APRIL 3,      JUNE 28,
                                                              2004          2003
                                                       -------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 3) ......     $  7,520      $    590
      Accounts payable .............................        3,389         3,138
      Accrued compensation .........................        1,448           810
      Accrued income taxes .........................        1,073           722
      Other liabilities ............................          616           582
                                                         --------      --------
      Total ........................................       14,046         5,842
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,672         1,672
      Notes payable ................................          219           213
      Deferred revenues ............................           81            87

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,224         1,186
      Additional paid-in capital ...................          700           357
      Retained earnings ............................        8,827         7,596
      Accumulated other comprehensive loss .........       (1,643)       (1,643)
                                                         --------       --------
      Total ........................................        9,108         7,496
                                                         --------      --------

TOTAL ..............................................     $ 25,126      $ 15,310
                                                         ========      ========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 2004 AND MARCH 29, 2003
              (in thousands except per share and number of shares)

                                                               (unaudited)
                                                         APRIL 3,      MARCH 29,
                                                             2004           2003
                                                        ------------------------

REVENUES .........................................      $ 31,519       $ 16,078
                                                        --------       --------

COSTS AND EXPENSES:
      Cost of sales and services .................        27,526         13,896
      General and administrative expenses ........         1,979          1,712
                                                        --------       --------
      Total ......................................        29,505         15,608
                                                        --------       --------

GRANT INCOME .....................................            60             60
                                                        --------       --------

OPERATING INCOME .................................         2,074            530

INTEREST EXPENSE .................................          (136)           (22)

INTEREST INCOME ..................................             1              6
                                                        --------       --------

INCOME BEFORE INCOME TAXES .......................         1,939            514

PROVISION FOR INCOME TAXES .......................           349             82
                                                        --------       --------

INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE ..........         1,590            432
                                                        ========       ========

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE (Note 2) ..............          --             (228)
                                                        --------       --------

NET INCOME .......................................      $  1,590       $    204
                                                        ========       ========

EARNINGS PER SHARE (Note 4):
      Basic, before cumulative effect ............      $   1.34       $   0.36
      Cumulative effect ..........................          --            (0.19)
                                                        --------       --------
      Basic, after cumulative effect .............      $   1.34       $   0.17
                                                        ========       ========

      Diluted, before cumulative effect ..........      $   1.31       $   0.36
      Cumulative effect ..........................          --            (0.19)
                                                        --------       --------
      Diluted, after cumulative effect ...........      $   1.31       $   0.17
                                                        ========       ========




See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        APRIL 3, 2004 AND MARCH 29, 2003
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                         APRIL 3,      MARCH 29,
                                                             2004           2003
                                                        ------------------------

REVENUES .........................................   $    11,513    $     5,572
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services .................         9,914          5,042
      General and administrative expenses ........           811            576
                                                     -----------    -----------
      Total ......................................        10,725          5,618
                                                     -----------    -----------

GRANT INCOME .....................................            20             20
                                                     -----------    -----------

OPERATING INCOME (LOSS) ..........................           808            (26)

INTEREST EXPENSE .................................           (74)            (6)

INTEREST INCOME ..................................          --                1
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ................           734            (31)

PROVISION (BENEFIT) FOR INCOME TAXES .............           111             (5)
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $       623    $       (26)
                                                     ==========     ===========


BASIC EARNINGS (LOSS) PER SHARE (Notes 4 and 5)
  based on weighted average number
  of shares outstanding ..........................   $      0.52    $     (0.02)
                                                     ==========     ===========
  Shares used in computing basic
  earnings per share .............................     1,199,977      1,185,746
                                                     ===========    ===========


DILUTED EARNINGS (LOSS) PER SHARE (Notes 4 and 5)
  based on weighted average
  number of shares outstanding and
  dilutive stock options .........................   $      0.50    $     (0.02)
                                                     ===========    ===========

      Shares used in computing diluted
      earnings per share .........................     1,249,379      1,185,746
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 2004 AND MARCH 29, 2003
                                 (in thousands)

                                                               (unaudited)
                                                           APRIL 3,    MARCH 29,
                                                               2004        2003
                                                           ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $ 1,590      $   432
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
           Depreciation and amortization .............         781          734
           Non-cash asset impairment .................        --             45
           Non-cash grant income recognized ..........         (60)         (60)
           Non-cash reduction in deferred revenue ....          (6)          (6)
           Non-cash interest expense .................           6            6
           (Increase) decrease in-
                Receivables ..........................      (3,409)      (1,118)
                Inventories ..........................      (5,629)       1,150
                Other current assets .................         (75)         (50)
           Increase (decrease) in-
                Accounts payable .....................         251          532
                Accrued compensation .................         638         (198)
                Accrued income taxes .................         351            7
                Pension obligation ...................         (42)        (132)
                Other ................................          94           36
                                                           -------      -------
     Total adjustments ...............................      (7,100)         946
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................      (5,510)       1,378
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................      (1,498)        (557)
                                                                        -------
CASH USED BY INVESTING ACTIVITIES ....................      (1,498)        (557)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings .............       6,930         --
     Cash dividends paid .............................        (359)        (355)
     Stock options exercised .........................         381           24
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................       6,952         (331)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................         (56)         490

CASH AT BEGINNING OF PERIOD ..........................         133          270
                                                           -------      -------

CASH AT END OF PERIOD ................................     $    77      $   760
                                                           =======      =======


                            (continued on next page)

                           WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        APRIL 3, 2004 AND MARCH 29, 2003
                                 (in thousands)

                                                               (unaudited)
                                                           APRIL 3,    MARCH 29,
                                                               2004        2003
                                                           ---------------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ................................          $136          $ 22
           Income taxes ............................          $--           $ 75
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                  APRIL 3, 2004
                     (in thousands except number of shares)
                                   (unaudited)


                                      Common Stock    Additional
                                                 Par     Paid-In       Retained
                                      Shares   Value     Capital       Earnings
                                   ---------------------------------------------
BALANCE AT JUNE 28, 2003           1,185,746 $ 1,186       $ 357        $ 7,596

Net income for the fiscal nine
  months ended April 3, 2004                                              1,590
Exercise of stock options             38,300      38         343
Cash dividend  ($.30 per share)                                            (359)
                                   ---------------------------------------------

BALANCE AT APRIL 3, 2004           1,224,046 $ 1,224        $ 700        $ 8,827
                                   ---------------------------------------------



                                      Accumulated
                                            Other
                                    Comprehensive
                                             Loss
                                 ----------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JUNE 28, 2003                      $ (1,643)

Change for the fiscal nine
  months ended April 3, 2004                  -
                                 ----------------

BALANCE AT APRIL 3, 2004                $ (1,643)
                                 ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 3, 2004

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

      SFAS 142 provides that when presenting prior period information for interim periods of the fiscal year in which the impairment loss was recorded, and when that impairment loss was not recorded in the first quarter of that fiscal year, prior period information shall be restated to reflect the impairment loss in the first quarter of the fiscal year of adoption. Accordingly, the Consolidated Statements of Operations for the fiscal nine months ended March 29, 2003 have been restated to reflect as a cumulative effect of change in accounting principle the goodwill impairment.

      The following table summarizes the impact of adopting SFAS 142 on the Consolidated Statements of Operations for the nine months ended March 29, 2003:

                                                                  March 29,
                                                                       2003
---------------------------------------------------------------------------
Net income as previously reported                              $   432,000
---------------------------------------------------------------------------
Cumulative effect of change in accounting principle               (228,000)
---------------------------------------------------------------------------
Net income as restated                                         $   204,000
---------------------------------------------------------------------------
Per share:
---------------------------------------------------------------------------
      Basic earnings per share as reported                     $      0.36
---------------------------------------------------------------------------
      Cumulative effect of change in accounting principle            (0.19)
---------------------------------------------------------------------------
      Basic earnings per share as restated                            0.17
---------------------------------------------------------------------------
      Diluted earnings per share as reported                          0.36
---------------------------------------------------------------------------
      Cumulative effect of change in accounting principle            (0.19)
---------------------------------------------------------------------------
      Diluted earnings per share as restated                   $      0.17
---------------------------------------------------------------------------


      New Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No.
      87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. The Company included the required annual disclosures in its consolidated financial statements as of and for the year ended June 28,2003 and has included the required interim disclosures in Note 7 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact the Company's consolidated balance sheet or results of operations.

      The Financial Accounting Standards Board is currently working on a new standard related to employer accounting for stock options issued to employees. The Company believes that the new standard may require recording compensation expense for the granting, modifying or settling of employee stock options. Although the final provisions of the new standard are not known, the Company may be required to record compensation expense for certain previously granted stock options. The Company expects that the new standard will be effective for its 2006 fiscal year.

      Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. LINE OF CREDIT:

      The Company recently renegotiated its bank line of credit. Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit on December 29, 2003 from $4,500,000 to $5,000,000. Subsequently, on February 20, 2004 the line has been increased to $10,000,000. Availability under this line shall be reduced to $9,000,000 on May 1, 2004; to $8,000,000 on June 1, 2004; to $7,000,000 on July 1, 2004; to $6,000,000 on August 1,
      2004; and to $5,000,000 on September 1, 2004. The line, which expires December 31, 2004, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At April 3, 2004, borrowings on this line of credit were $7,520,000 with $2,480,000 available in additional borrowings.

      The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was not in compliance with the current ratio loan covenant at April 3, 2004. The Company has received from the bank a waiver for the period ended April 3, 2004 regarding this loan covenant violation. The covenants are subject to review at the end of each fiscal quarter.


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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                              For the Nine Months Ended 4/03/04
                                             ----------------------------------
                                              Net Income    Shares    Per-Share
                                             (Numerator) (Denominator)   Amount
                                             ----------------------------------


Basic EPS Available to Shareholders         $  1,590,000   1,190,388   $   1.34
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                     24,870
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $  1,590,000   1,215,258   $   1.31
-------------------------------------------------------------------------------

                                              For the Nine Months Ended 3/29/03
                                             ----------------------------------
                                              Net Income    Shares    Per-Share
                                             (Numerator) (Denominator)   Amount
                                             ----------------------------------

Income Before Accounting Change             $    432,000   1,185,365   $   0.36
-------------------------------------------------------------------------------
Cumulative Effect of Accounting Change          (228,000)                 (0.19)
-------------------------------------------------------------------------------
Net Income Available to Shareholders             204,000                   0.17
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements                                                  30,013
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $    204,000   1,215,378   $   0.17
-------------------------------------------------------------------------------


                                             For the Three Months Ended 4/03/04
                                            -----------------------------------
                                             Net Income     Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount
                                            -----------------------------------


Basic EPS Available to Shareholders         $    623,000   1,199,977   $   0.52
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements                                                  49,402
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $    623,000   1,249,379   $   0.50
-------------------------------------------------------------------------------


                                             For the Three Months Ended 3/29/03
                                            -----------------------------------
                                             Net Income     Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount
                                            -----------------------------------

Income (Loss)  Before Accounting Change     $    (26,000)  1,185,746   $  (0.02)
-------------------------------------------------------------------------------
Effect of Dilutive Stock-based Compensation
Arrangements (Note: N/A - Anti-dilutive)
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $    (26,000)  1,185,746   $  (0.02)
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

                                                      For the Nine Months Ended
                                          April 3, 2004          March 29, 2003
-------------------------------------------------------------------------------
Net income:
-------------------------------------------------------------------------------
   As reported                            $   1,590,000         $       204,000
-------------------------------------------------------------------------------
  Compensation expense, net of tax               18,000                  18,000
-------------------------------------------------------------------------------
   Pro forma                              $   1,572,000         $       186,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Basic earnings per share:
-------------------------------------------------------------------------------
   As reported                            $        1.34         $          0.17
-------------------------------------------------------------------------------
  Compensation expense, net of tax                 0.02                    0.01
-------------------------------------------------------------------------------
   Pro forma                              $        1.32         $          0.16
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Diluted earnings per share:
-------------------------------------------------------------------------------
   As reported                            $        1.31         $          0.17
-------------------------------------------------------------------------------
   Compensation expense, net of tax                0.02                    0.01
-------------------------------------------------------------------------------
   Pro forma                              $        1.29         $          0.16
-------------------------------------------------------------------------------


                                                     For the Three Months Ended
                                         April 3, 2004           March 29, 2003
-------------------------------------------------------------------------------
Net income (loss):
-------------------------------------------------------------------------------
   As reported                            $     623,000        $        (26,000)
-------------------------------------------------------------------------------
  Compensation expense, net of tax                6,000                   6,000
-------------------------------------------------------------------------------
   Pro forma                              $     617,000        $        (32,000)
-------------------------------------------------------------------------------

Basic earnings per share:
-------------------------------------------------------------------------------
   As reported                            $        0.52        $          (0.02)
-------------------------------------------------------------------------------

  Compensation expense, net of tax                 0.01                    0.01
-------------------------------------------------------------------------------
   Pro forma                              $        0.51        $          (0.03)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Diluted earnings per share:
-------------------------------------------------------------------------------
   As reported                            $         0.50       $          (0.02)
-------------------------------------------------------------------------------
   Compensation expense, net of tax                 0.01                    0.01
-------------------------------------------------------------------------------
   Pro forma                              $         0.49       $          (0.03)
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

      In late March 2003, DSCP ordered the Company to accelerate its rate of boot production by exercising a contract's surge option clause. The Consolidated Statements of Operations for the nine months ended April 3, 2004 include surge related costs (overtime, new employee training, etc.), totaling $925,000. In addition, the Consolidated Statements of Operations and Comprehensive Income for the year ended June 28, 2003 include surge related costs of $279,000. Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different understanding of this clause under which the Company would not be reimbursed these costs. The Company's legal counsel has discussed with DSCP's legal counsel this difference in contract clause interpretation, without any resolution. The probability of successfully resolving this issue, or the outcome of any legal action, cannot be reasonably predicted. The reimbursement of surge costs will be recognized in revenues in the period when and if DSCP acknowledges Wellco's right to reimbursement, or when any ensuing legal action awards reimbursement.


7. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                      For the Nine Months Ended
                                   April 3, 2004                 March 29, 2003
-------------------------------------------------------------------------------

Benefits Earned for Service in
  the Current Year                 $      96,800                 $       99,000
-------------------------------------------------------------------------------

Interest on the Projected Benefit
  Obligation                             266,000                        273,750
-------------------------------------------------------------------------------
Expected Return on Plan Assets          (223,000)                     (214,500)
-------------------------------------------------------------------------------
Amortization of: Unrecognized Net
  Pension Obligation at July 1,
  1987; Cost of Benefit Changes
  Since That Date; and Gains
  and Losses Against
  Actuarial  Assumptions                  87,000                         60,000
-------------------------------------------------------------------------------
Pension Expense                    $     226,800                 $      218,250
-------------------------------------------------------------------------------



                                                     For the Three Months Ended
                                         April 3, 2004           March 29, 2003
-------------------------------------------------------------------------------

Benefits Earned for Service in the
  Current Year                     $      32,270                 $       33,000
-------------------------------------------------------------------------------

Interest on the Projected Benefit
  Obligation                              88,670                         91,250
-------------------------------------------------------------------------------
Expected Return on Plan Assets           (74,340)                       (71,500)
Amortization of: Unrecognized Net
  Pension Obligation at July 1, 1987;
  Cost of Benefit Changes Since That
  Date; and Gains and Losses Against
  Actuarial  Assumptions                  29,000                         20,000
-------------------------------------------------------------------------------
Pension Expense                    $      75,600                $        72,750
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              =====================
Critical Accounting Estimates:
-----------------------------

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Many times, there is significant uncertainty about future events which makes estimates difficult. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgements by management.

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

Comparing the Nine Months Ended April 3, 2004  and March 29, 2003:
------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant event affecting the Company's operations in the current fiscal year is the increased demand for desert boots used by U. S. Armed Forces personnel serving in Iraq. To meet the need, boot production has more than doubled, new employees have been hired and trained, overtime has been incurred and new equipment has been purchased. While this level of activity has increased income, significant excess costs have been incurred.

The second most significant event occurring in this fiscal year is the integration into manufacturing of a new boot for the U. S. Department of Defense. Excess costs were incurred in training employees and establishing manufacturing procedures and methods. Sales of this boot to date have not been significant because of uncertainty about this boot passing a certain required test, which is now successfully resolved.


Comparative results for these two periods is as follows:


                           Current Period      Prior Period
                              Nine Months       Nine Months
                           Ended April 3,   Ended March 29,                % of
(Amounts in thousands)               2004              2003    Change    Change
-------------------------------------------------------------------------------
Revenues                   $       31,519   $        16,078  $ 15,441       96%
-------------------------------------------------------------------------------
Cost of Sales                      27,526            13,896    13,630       98%
-------------------------------------------------------------------------------
Gross Profit                        3,993             2,182     1,811       83%
-------------------------------------------------------------------------------
Administrative Expenses             1,979             1,712       267       16%
-------------------------------------------------------------------------------
Grant Income                           60                60       -
-------------------------------------------------------------------------------
Operating Income                    2,074               530     1,544      291%
-------------------------------------------------------------------------------
Interest Expense                      135                16       119
-------------------------------------------------------------------------------
Income Taxes                          349                82       267
-------------------------------------------------------------------------------
Income Before Accounting
Change                              1,590               432      1,158
-------------------------------------------------------------------------------
Accounting Change                      -               (228)      (228)
-------------------------------------------------------------------------------
Net Income                 $        1,590   $           2    $   1,386
-------------------------------------------------------------------------------

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the Department of Defense agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Since late March, 2003, DSCP has exercised its surge option clause under certain contracts to manufacture the Direct Molded Sole (DMS) boot. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production.

In the current period, the Company shipped 383,000 pairs of DMS boots, compared to 178,000 pairs of shipped in the prior year. The increase in pairs of boots shipped is the primary reason for the increases shown above.

This increase was only possible by adding work shifts, hiring new employees, working overtime and paying premium freight cost for air shipments of raw materials. For the current period, the Company has identified $925,000, included in Cost of Sales and Services, of additional cost incurred because of the DSCP surge.

Wellco interprets the related surge option contract clause to require its submitting and subsequently negotiating with DSCP a proposal for reimbursement of these costs. DSCP has a different interpretation of this clause. Based on the advice of its legal counsel, Wellco has notified DSCP that when total additional costs incurred because of surge are known, it intends to submit a request for reimbursement of these costs. The Company plans to submit request for reimbursement of these costs with DSCP in the next few months. The Company cannot predict whether it will be reimbursed for some or all of these costs. As of April 3, 2004, the Company has not recognized any revenues from any of these identified costs.

In March, 2003, the Company was awarded a contract to supply the U. S. Army's new Infantry Combat Boot (ICB). About two years ago, the Army decided to replace its all-leather combat boot, one of the three DMS boots manufactured by Wellco which represents about half of Wellco's historical sales to DSCP, with the ICB boot. Wellco, along with two other manufacturers, was awarded a contract to supply this boot. During the current period, the Company incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate the productions of this new boot into the Company's factories.

20,000 pairs of ICB boots sold to DSCP are included in current period revenues. Because of testing issues, significant additional sales from the ICB boot will not be included in revenues until the fiscal quarter ending July 3, 2004. See the "Forward Looking" section below.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, were greater in the current period because of increased sales of certain licensees.

Increased salaries and bonus expense caused the majority of the increase in administrative expenses. Two persons have been hired to replace two near-term retirements. Several administrative clerks have been added to do the work caused by the increased activity level. One in-house sales person has been added because of increases in commercial sales of military boots. Employee bonuses substantially vary directly with net income. Travel cost have also increased as management personnel traveled more frequently to oversee operations at the Company's Puerto Rico factory.

The increase in interest expense was caused by increased use of the Company's bank line of credit. See the "Liquidity and Capital Resources" section below.

Grant income represents the straight line recognition of a grant issued by the government of Puerto Rico related to the Company's 1999 consolidation of manufacturing operations in Puerto Rico. This income will all be recognized by the end of fiscal year 2004.

Prior period net income was reduced by the write-off of $228,000 of previously recorded goodwill that was determined to be impaired under Statement of Financial Accounting Standards No. 142 which became effective in the fiscal year 2003.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 18% compared to 16% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.

Comparing the Three Months Ended April 3, 2004 and March 29, 2003:
------------------------------------------------------------------


                           Current Period      Prior Year
                             Three Months    Three Months
                                    Ended           Ended                  % of
(Amounts in thousands)      April 3, 2004  March 29, 2003      Change    Change
-------------------------------------------------------------------------------
Revenues                   $       11,513  $        5,572    $  5,941      107%
-------------------------------------------------------------------------------
Cost of Sales                       9,914           5,042       4,872       97%
-------------------------------------------------------------------------------
Gross Profit                        1,599             530       1,069      202%
-------------------------------------------------------------------------------
Administrative Expenses               811             576         235       41%
-------------------------------------------------------------------------------
Grant Income                           20              20          -
-------------------------------------------------------------------------------
Operating Income (Loss)               808             (26)        834
-------------------------------------------------------------------------------
Interest (Expense)                     74               5          69
-------------------------------------------------------------------------------
Income Taxes (Benefit)                111              (5)        116
-------------------------------------------------------------------------------
Net Income (Loss)          $          623  $          (26)   $    649
-------------------------------------------------------------------------------

The current period reflects the increased boot activity caused by surge.

In the current period, the Company shipped 131,000 pairs of boots under surge, compared to 52,000 pairs shipped in the prior year. The increase in pairs of boots shipped is the primary reason for the increases shown above.

19,000 pairs of ICB boots sold to DSCP are included in current period revenues.

For the current period, the Company has identified $405,000 of additional cost incurred because of the DSCP surge.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 15% compared to benefit rate of 16% for the prior period. The income tax rate change is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.


Forward-looking Information:
---------------------------

Based on information supplied by DSCP, surge is expected to last at least through the Company's fiscal year 2004, which will end July 3, 2004 and into the first quarter of fiscal year 2005. The Company understands that the demand for desert boots remains high. However, the Company cannot predict when DSCP will revoke its surge option. Historically, as the U. S. government approaches the end of its fiscal year on September 30, DSCP funding limitations have resulted in reduced orders for boots in the July through September period.
On September 30, 2003, DSCP awarded Wellco a new contract for DMS combat boots. Wellco's award was for 30% of DSCP total DMS boot purchases. The contract is for a base period of one year, with two one-year options. Four contracts were awarded and the quantities to be purchased from each contractor are 35%, 30%, 20% and 15% of DSCP total boot purchases. Under the old DMS contract mentioned above, Wellco supplied 25% of total DSCP purchases. After surge, the total

DSCP will buy under these new contracts will be lower than in the past because of the Army's replacement of its all-leather DMS combat boot with the Infantry Combat Boot (ICB). In addition, the new contract, as compared to the old contract, has lower prices which will result in a lower profit margin per pair of boots.

In March 2003, DSCP awarded the Company a contract to supply the ICB boot. This contract is for a one year period, with four one-year options which are exercisable at the government's discretion.

The ICB boot is subject to extensive inspection and testing prior to its sale to DSCP. Initially, DSCP was the only approved testing laboratory for one of the tests and testing took several days. DSCP first tested the Company's ICB boots in January, 2004. Several boots representing sizeable production lots did not pass the test, and DSCP issued a Cure Notice stating that the related contract may be cancelled if the Company did not supply boots that pass the test. Subsequently, an independent laboratory was certified by DSCP to do this test. Upon re-test and subsequent testing of other boots at this laboratory, all of the Company's ICB boots passed the test. DSCP is now accepting ICB boots based on Wellco's certification of its boots passing all tests.

This testing situation has delayed Wellco's revenue recognition from the ICB contract. Since it was not completely resolved until after the end of Wellco's fiscal quarter ended April 3, 2004, significant sales of the ICB boot will not be included in revenues until the fiscal quarter ending July 3, 2004, the fourth quarter of Wellco's 2004 fiscal year.

Just as the current DMS contract, the margins on the ICB boot are less than those historically earned under prior contracts. The business of providing boots to DSCP is very competitive, as U. S. boot manufacturers attempt to replace volume lost to low-cost foreign-made boots by manufacturing for the U. S. Defense Department.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                (in thousands)
                                    April 3, 2004           June 28, 2003
-------------------------------------------------------------------------
Cash and Cash Equivalents                     $77                    $133
-------------------------------------------------------------------------
Unused Line of Credit *                     2,480                     910
-------------------------------------------------------------------------
Total Available                            $2,557                  $1,043
-------------------------------------------------------------------------
* As discussed below, the line of credit has been increased since June 28, 2003


The increase in cash available at April 3, 2004 resulted from an increase in the maximum borrowings available under the bank line of credit.

The following table summarizes the major sources (uses) of cash for the nine months ended April 3, 2004:



                                                           (in thousands)
                                                            April 3, 2004
-------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                        $2,311
-------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                         (8,149)
-------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                                             328
-------------------------------------------------------------------------
Net Cash Used by Operations                                        (5,510)
-------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment                          (1,498)
-------------------------------------------------------------------------
Cash Provided by Line of Credit                                     6,930
-------------------------------------------------------------------------
Cash Dividends Paid                                                  (359)
-------------------------------------------------------------------------
Stock Options Exercised                                               381
-------------------------------------------------------------------------
Net Decrease  in Cash and Cash Equivalents                           ($56)
-------------------------------------------------------------------------


In the nine months ended April 3, 2004, cash used by operations was $5,510,000. Net income of $1,590,000 and depreciation of $781,000 was far short of providing the cash needs for an increase of $3,409,000 in accounts receivable and $5,629,000 in inventory.

In addition to the operating cash needed for the investment in surge inventory and accounts receivable, the delay in resolving the ICB testing issue created significant cash needs. Resolving this issue took several months. The Company, in order to ultimately meet the need of DSCP for this boot, continued to invest in ICB boot inventories that could not be shipped until the testing issue was resolved. In addition, a significant amount was invested in equipment for manufacture of the ICB boot and to meet the surge need.

In January, 2004, the bank line of credit was increased to $5,000,000 and subsequently in February to $7,000,000. After a major renegotiation with the bank, the line was increased to a maximum of $10,000,000 in February. The actual use of this line is limited to a monthly total of approximately the amount invested in accounts receivable and inventory. The maximum line reduces to $9,000,000 for May and reduces by $1,000,000 per month until September, when it remains at $5,000,000 until review by the bank at December 31, 2004.

At the beginning of the fourth quarter of 2004, the Company had a very significant number of ICB boots waiting to be tested. They have all now passed the testing and they have been sold to DSCP. Cash from these sales will reduce the line usage, and it is expected that the $5,000,000 limit will be adequate to meet future operating and other needs.

The Company does not presently have commitments for significant equipment additions and replacements. However, the Company is currently reviewing capital additions which, if they meet certain criteria, could result in cash needs of $200,000 to $500,000. In recent years, cash from operations and the line of credit have been used to purchase equipment. For future purchases, the Company may use a term loan.

The bank line of credit is subject to renewal on December 31, 2004. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. In addition, a substantial decrease in sales of the Company's products would reduce cash generated by operations and result in an increased need to use the bank line of credit.

At April 3, 2004, the Company was not in compliance with the current ratio requirement of its bank line of credit agreement. The Company has received from the bank a waiver of the non-compliance at April 3, 2004.

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

The following table shows aggregated information about contractual obligations as of April 3, 2004:

                             Payments Due by Period

                   Total   Less Than 1   2-3 Years    4-5 Years   After 5 Years
                                  Year
-------------------------------------------------------------------------------
Notes Payable   $300,000                                               $300,000
-------------------------------------------------------------------------------
Building Lease   878,000      $155,000    $327,000     $351,000          45,000
-------------------------------------------------------------------------------
Total         $1,178,000      $155,000    $327,000     $351,000        $345,000
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



Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 3, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


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

Item 1.        Legal Proceedings.  N/A

Item 2.        Changes in Securities.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders.  N/A

Item 5.        Other Information.
               a) N/A
               b) N/A
Item 6.        Exhibits and Reports on Form 8-K.
               a).  Exhibits:
                        (31) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
                        (32) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
               b). Reports on Form 8-K:
                On February 19, 2004, the Company filed a current report on Form 8-K reporting under Item 12.
                On March 5, 2004, the Company filed a current report on Form 8-K reporting under Item 4.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Wellco Enterprises, Inc., Registrant







\s\                                     \s\
David Lutz, Chief Executive Officer     Tammy Francis, Controller and Chief
     and President                                  Financial Officer
 (Principal Executive Officer)

May 13, 2004

                                                                 Exhibit 31
                                                                 ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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


Date: May 13, 2004


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: May 13, 2004


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                Exhibit 32
                                                                ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 13, 2004


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

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

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 13, 2004


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

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