Form 10-K
period 2004-07-03
WELLCO ENTERPRISES INC
filed 2004-10-01
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 3, 2004

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                     56-0769274
--------------------------                    ---------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)

       Waynesville, North Carolina                                   28786
-------------------------------------------                       -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code 828-456-3545
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Common Capital Stock - $1 par value                   American Stock Exchange
-----------------------------------                   -----------------------
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

As of August 31, 2004, 1,249,046 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2004) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $6,400,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 15, 2004, in PART IV. Form 8-K , dated March 4, 2004, in Item 4.
         Definitive Proxy Statement, dated October 17, 2003, in PART IV. Definitive Proxy Statement, dated October 18, 2002, in PART IV. Definitive Proxy Statement, dated October 13, 2000, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV. Definitive Proxy Statement, dated October 18, 1996, in PART IV.
         Form 10-K for the Fiscal Year Ended July 1, 2000, in Part IV.
         Form 10-K for the Fiscal Year Ended July 3, 1982, in PART IV.

                                     PART I
                                     ------
Item 1. Business.
------  --------

Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear.

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($39,648,000 in 2004 and $18,209,000 in 2003) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. The primary boot products supplied DSCP are the general issue combat boot, the hot wet (jungle) boot and the hot dry (desert) boot, and the Infantry Combat Boot (ICB). The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells similar military-style boot products, as well as anti-personnel mine protective footwear products, to other customers, including customers located in other countries.

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

Net income for the 2004 fiscal year was $2,448,000 ($1.97 diluted income per share) compared to net income of $823,000 ($0.68 diluted income per share) for the 2003 fiscal year. Income before cumulative effect of change in accounting principle for goodwill for the 2003 fiscal year was $1,051,000 ($0.87 diluted income per share before cumulative effect).

Compared to the prior year, total revenues in the current year increased by $20,860,000. In late March, 2003, the Defense Supply Center Philadelphia (DSCP, the Department of Defense Agency with whom the Company contracts for the manufacture of combat boots) invoked its surge option under a contract for the manufacture of Direct Molded Sole (DMS) boots. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option requires Wellco to significantly increase its rate of boot production. In the current year, the Company shipped 232,000 more pairs of DMS boots than in the prior year.

Also in March 2003, DSCP awarded the Company a contract to supply the black ICB boot. This contract is for a one year period, with four one-year options which are exercisable at the government's discretion. The Company shipped 75,000 pairs of the new black ICB boot during fiscal year 2004.

More information about these, and other events affecting Wellco's 2004 and 2003 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2004 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

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

Of the total amount spent on research and development, a significant portion is for personnel costs of mold engineers, rubber technicians, chemists, pattern engineers and management, all of whom have many responsibilities in addition to research and development. The Company estimates that the total cost of research and development, the majority of which is company sponsored, for fiscal years 2004, 2003 and 2002 is $101,000, $110,000 and $180,000.

The Company's backlog of all sales, not including license fees and rentals, as of August 31, 2004 was approximately $28,000,000 compared to $19,100,000 at August 31, 2003. The Company estimates that substantially all of the current year backlog will be shipped in the 2005 fiscal year. The current year's backlog increased because the Company was awarded a new contract in May 2004 to supply the U.S. Army with the ICB boot in the tan color.

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

The Company employed an average of 693 persons during the 2004 fiscal year.


Item 2. Properties.
------  ----------

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

Item 3. Legal Proceedings.
------  -----------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2004.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2004

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                                Fiscal Year Ended

                                   July 3,  June 28,  June 29, June 30,  July 1,
                                      2004      2003      2002     2001     2000
--------------------------------------------------------------------------------
Revenues                          $ 45,693  $ 24,833  $ 19,981 $ 19,417 $ 22,225
--------------------------------------------------------------------------------
Net Income                           2,448  (A)  823       683    1,153      711
--------------------------------------------------------------------------------
Basic Earnings per Share              2.04      0.70      0.58     0.99     0.61
--------------------------------------------------------------------------------
Diluted Earnings per Share            1.97      0.68      0.56     0.97     0.61
--------------------------------------------------------------------------------
Cash Dividends Declared per
Share of Common Stock                 0.45      0.40      0.40     0.40     0.25
--------------------------------------------------------------------------------
Total Assets at Year End            22,642    15,310    12,929   12,787   12,950
--------------------------------------------------------------------------------
Long-Term Liabilities at Year End  $ 1,725  $  1,972  $  1,328 $  1,532 $  1,593
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

See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.



Independent Auditors
Dixon Hughes PLLC
Asheville, N.C.

Annual Meeting
November 16, 2004
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Dear Fellow Shareholders:

For fiscal year 2004, your company had net income of $2,448,000, equivalent to basic earnings per share of $2.04 (diluted $1.97), from revenues of $45,693,000. This compares with net income of $823,000, equivalent to basic earnings per share of $.70 (diluted $.68) in the 2003 fiscal year, from revenues of $24,883,000. For both revenues and net income, this is a record for your company. The Management's Discussion and Analysis section of this Annual Report gives you more details about this change.

A "surge" in desert boots, caused by the involvement of U. S. Armed Forces personnel in Iraq increased revenues by $13,800,000. Shipments under a contract for the Army's new Infantry Combat Boot (ICB) increased revenues $6,000,000.

Our contracts with the Defense Supply Center Philadelphia (DSCP) contain surge option clauses. When a significant need arises, DSCP invokes this option clause, which requires us to accelerate production to the maximum extent possible. On one of our contracts, surge was invoked in March, 2003 and was in effect for all of the 2004 fiscal year.

For many years we were one of the suppliers of an all-leather combat boot, which is the basic boot issued to all U. S. Army recruits. This boot represented about half of our total boot sales to DSCP. About two years ago, the Army replaced this boot with the ICB boot. We submitted a response to the Army's first solicitation of the ICB boot, and in March, 2003 were one of the three companies awarded a contract.

The combination of surge and incorporation of the ICB boot into production, both of which occurred at the same time, was a massive task. It resulted in a record year, but was not without its problems.

Margins suffered from excess costs. Mo-Ka Shoe Corporation, our wholly-owned subsidiary in Aguadilla, Puerto Rico, where we manufacture the majority of our boots, increased employment from approximately 200 to a high of approximately 800 people. In the past few years, several shoe manufacturing plants in Puerto Rico have closed. To my surprise, we still found it difficult to hire a sufficient number of skilled shoe makers, and we incurred significant excess labor cost. However, we did not have a choice. Production had to be quickly increased.

The increased level of operations required the utmost dedication and greatly extended working hours on the part of management and supervisory staff, as well as on the part of production workers. It was only through the committed efforts of many people that we were able to manage the increase.

Our need for cash grew significantly. You will see from this Annual Report that we had to add a lot of equipment and had to make a significant investment in inventory and accounts receivable. We are fortunate in having Wachovia Bank that truly understands our operations and needs. Wachovia responded quickly to our request for additional borrowings which allowed us to continue the expansion in operations without interruption.

Although manufacturing costs increased at approximately the rate of revenues, our administrative staff went far beyond what could reasonably be expected, and, because of their efforts, we were able to limit the increase in administrative costs.

I understand that, when we complete shipping the last of our orders that are under surge, which should be in the second quarter of fiscal year 2005, future orders will not be under surge, which also means that the need for desert boots will be less. It is very difficult to project what the demand will be. Our contracts are "indefinite quantity" contracts, meaning that each contract has a minimum and a maximum number of pairs that DSCP can order, and the spread between minimum and maximum is very large. I do feel that revenues in the 2005 fiscal year will be greater than those of the recent past, except for 2004.

I encourage you to read the "Forward Looking" section of Management's Discussion and Analysis section of this Annual Report. It contains current information about our contracts and other useful information.

I will emphasize that, in addition to being very demanding, government boot contracting is very competitive. Footwear manufacturing remains a labor intensive operation and very few companies can afford to manufacture in the U.
S. and remain competitive against foreign made footwear in the civilian. Therefore, our government contracting is attractive for many of the remaining U.
S. boot manufacturers.

We are presently taking the necessary steps to lower our manufacturing costs. In order to prepare for the future, your management is also concentrating on new processes and technology. If wisely chosen and successfully implemented, this will be one of the foundations of our future.

This past year I have learned that we have many great employees. It was only through their skills, long hours and determination that we have had a successful 2004 fiscal year.








David Lutz
-------------------------------------
Chief Executive Officer and President
-------------------------------------

September 29, 2004

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

Comparing the Fiscal Year ended July 3, 2004 to the Fiscal Year ended June 28,
------------------------------------------------------------------------------
2003:
----

OVERVIEW
--------

The most significant event affecting the Company's operations in the current fiscal year is the increased demand for desert boots used by U. S. Armed Forces personnel serving in Iraq. To meet the need, boot production has more than doubled, new employees have been hired and trained, overtime has been incurred and new equipment has been purchased. While this level of activity has increased income, significant excess costs have been incurred which resulted in no significant change in the percent of gross profit to revenues.

The second most significant event occurring in this fiscal year is the integration into manufacturing of a new boot for the U. S. Army (the Infantry Combat Boot, "ICB"). While sales of this boot increased revenues, excess costs were incurred in training employees and establishing manufacturing procedures and methods.

Comparative results for these two periods is as follows:


                            Fiscal Year      Fiscal Year
                          Ended July 3,    Ended June 28,                 % of
(Amounts in thousands)             2004              2003    Change     Change
--------------------------------------------------------------------------------
Revenues                      $  45,693         $  24,833  $ 20,860       84%
--------------------------------------------------------------------------------
Cost of Sales                    39,438            21,272    18,166       85%
--------------------------------------------------------------------------------
Unrecovered Contract
Preparation Costs                  -                   70       (70)
--------------------------------------------------------------------------------
Gross Profit                      6,255             3,491     2,764       79%
--------------------------------------------------------------------------------
Administrative Expenses           3,009             2,390       619       26%
--------------------------------------------------------------------------------
Grant Income                         80                80        -
--------------------------------------------------------------------------------
Operating Income                  3,326             1,181     2,145      181%
--------------------------------------------------------------------------------
Net Interest Expense                196                21       175
--------------------------------------------------------------------------------
Income Taxes                        682               109       573
--------------------------------------------------------------------------------
Income Before Accounting
Change                            2,448             1,051     1,397
--------------------------------------------------------------------------------
Accounting Change                  -                 (228)     (228)
--------------------------------------------------------------------------------
Net Income                     $  2,448         $     823  $  1,625
--------------------------------------------------------------------------------

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the Department of Defense agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Since late March 2003, DSCP has exercised its surge option clause under contracts to manufacture the Direct Molded Sole (DMS) boot. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option required

Wellco to significantly increase its rate of boot production.

In the 2004 fiscal year, the Company's increased shipments of DMS boots which were under surge increased revenues approximately $13,800,000. In the 2004 fiscal year, the Company shipments of the new Army ICB boot increased revenues approximately $6,000,000.

In order to meet the surge requirement, work shifts were added, new employees were hired, overtime premiums were paid, and premium air freight costs were incurred for shipping some raw materials and production machinery.

In March 2003, the Company was awarded a contract to supply the U. S. Army's new ICB boot. About two years ago, the Army decided to replace its all-leather combat boot, one of the three DMS boots manufactured by Wellco which represents about half of Wellco's historical sales to DSCP, with the ICB boot. Wellco, along with two other manufacturers, was awarded a contract to supply this boot. During the 2004 fiscal year, the Company incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate the production of this new boot into the Company's factories.

Although revenues increased significantly because of surge and the new ICB contract, the excess costs associated with this activity resulted in Cost of Sales increasing at approximately the same rate as the increase in revenues.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, were greater in the fiscal year because of increased sales of certain licensees, primarily licensees that were also under surge.

Increased salaries and bonus expense caused the majority of the increase in administrative expenses. Two persons have been hired to replace two near-term retirements. Several administrative clerks have been added to do the work caused by the increased activity level. One in-house sales person has been added because of increases in commercial sales of military boots. Employee bonuses substantially vary directly with net income. Travel costs have also increased as management personnel traveled more frequently to the Company's primary manufacturing facility in Puerto Rico.

The increase in interest expense was caused by increased use of the Company's bank line of credit, which was the primary source of cash needed for surge and the new ICB contract. See the "Liquidity and Capital Resources" section below.

Grant income represents the straight line recognition of a grant issued by the government of Puerto Rico related to the Company's 1999 consolidation of manufacturing operations in Puerto Rico. This income was completely recognized in the fourth quarter of fiscal year 2004.

Prior fiscal year net income was reduced by the write-off of $228,000 of previously recorded goodwill that was determined to be impaired under Statement of Financial Accounting Standards No. 142 which became effective in the fiscal year 2003.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the 2004 fiscal year was 22% compared to 9% for the prior fiscal year. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax. As shown in Footnote 11 to the Consolidated Financial Statements, income earned by the Company's Puerto Rico subsidiary, which is exempt from

Puerto Rico income tax, and which is partially exempt from U. S. income taxes, was a smaller percent of total Income Before Income Taxes. The income tax rate was reduced by 9% from the realization of previously recorded deferred tax assets whose value had been reduced by a valuation allowance.


Comparing the Fiscal Year ended June 28, 2003 to the Fiscal Year ended June 29, 2002:

Comparative results for these two periods are as follows:


                            Fiscal Year      Fiscal Year
                         Ended June 28,   Ended June 29,                  % of
(Amounts in thousands)             2003             2002     Change     Change
--------------------------------------------------------------------------------
Revenues                      $  24,833         $ 19,981   $  4,852       24%
--------------------------------------------------------------------------------
Cost of Sales                    21,272           16,361      4,911       30%
--------------------------------------------------------------------------------
Unrecovered Contract
Preparation Costs                    70              335       (265)     (79)%
--------------------------------------------------------------------------------
Gross Profit                      3,491            3,285        206        6%
--------------------------------------------------------------------------------
Administrative Expenses           2,390            2,551       (161)      (6)%
--------------------------------------------------------------------------------
Grant Income                         80               80         -
--------------------------------------------------------------------------------
Operating Income                  1,181              814        367       45%
--------------------------------------------------------------------------------
Interest Expense                     30               32         (2)
--------------------------------------------------------------------------------
Interest Income                       9              260        251
--------------------------------------------------------------------------------
Income Taxes                        109              359       (250)
--------------------------------------------------------------------------------
Income Before Accounting
Change                            1,051              683        368
--------------------------------------------------------------------------------
Accounting Change                  (228)              -        (228)
--------------------------------------------------------------------------------
Net Income                    $     823         $    683   $    140
--------------------------------------------------------------------------------

The Company received the first surge order for DMS boots in March 2003 and responded immediately by increasing its rate of production. This increased revenues in the 2003 fiscal year by $2,700,000. In addition, shipments under a small new DSCP contract to manufacture the Extreme Cold Weather boot increased revenues by $1,500,000. The sale of boot manufacturing equipment to a state prison increased revenues $353,000.

Cost of sales increased more than revenues for the following reasons:

         Substantially all DMS boots sold to DSCP in the 2003 fiscal year were under three extensions of a contract which expired in April 2002. Prior to issuing these contract extensions and in the process of DSCP negotiating extension prices, DSCP insisted that certain extension prices be those offered by Wellco on an outstanding DMS boot solicitation. Prices offered by Wellco on the outstanding solicitation, and on the subsequent new contract resulting from that solicitation, are lower than those under the expired contract. These lower prices reduced gross profit by $268,000 in the 2003 fiscal year. The gross profit margin on boot sales was also adversely affected by an increase in leather prices.

         Cost of Sales and Services in the 2003 fiscal year includes surge costs, as explained above.

         In addition, employee group health insurance, workers' compensation insurance and general property insurance costs increased $259,000 during the 2003 fiscal year. Wellco's group health insurance is self-funded, and the additional cost was primarily for two employees' major medical procedures.

In the 2003 fiscal year, the Company's adopted Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets". The Company's Consolidated Balance Sheets have for many decades included $228,000 of goodwill related to the acquisition of a subsidiary. This goodwill arose prior to 1970 and, under the guidance of Accounting Principles Board Opinion No. 17, had not been amortized. SFAS No. 142 provides for a specific method to determine if goodwill is impaired and the application of this method resulted in the $228,000 of goodwill being deemed as impaired. As required under SFAS 142, the Company charged this goodwill against the Consolidated Statements of Operations and Comprehensive Income as the cumulative effect of change in accounting principle.

The 2003 fiscal year also includes $70,000 of unrecovered contract preparation costs. In October 2001, Wellco submitted a solicitation response to a DSCP procurement for berets to be used by U. S. Army personnel. Wellco did not have any prior experience in manufacturing berets or similar knitted products. Since submitting its response, certain machinery was purchased and certain costs were incurred in order to learn beret manufacturing operations and procedures, and to demonstrate to the government that Wellco had the capability to manufacture and deliver berets within the government's required delivery schedule. In July 2002, the government announced contract awards and Wellco was not awarded a contract. In the 2002 fiscal year, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold ($70,000). Based on revised estimates of the resale value, in the 2003 fiscal year beret manufacturing machinery was completely written off, and $70,000 is shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 28, 2003.

Lower total administrative personnel salary cost and lower legal costs were the primary reasons general and administrative expenses decreased $161,000 in the 2003 fiscal year.

Interest income in the 2002 fiscal year includes $234,000 which represents the reversal of previously accrued imputed interest related to a December 29, 1995 repurchase by Wellco of 1,531,272 shares of its common stock (see Note 12 to the Consolidated Financial Statements). This repurchase provided for certain additional payments, without interest, to be made if cumulative net income for the six fiscal years 1997 through 2002 exceeded a defined amount. Since its stock repurchase, Wellco, using generally accepted accounting principles, accrued imputed interest on the estimated additional payments. Since cumulative income ultimately did not exceed the defined amount, previously accrued imputed interest was reversed and recognized as interest income.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for fiscal year 2003 was 9% compared to 34% for the prior year. The 2003 fiscal year rate is lower, on the higher pretax income, because during the prior period the Company recorded a valuation allowance of $300,000 to reflect the estimated amount of deferred tax assets that may not be realized.


Forward Looking Information:
---------------------------

Below is a summary of the Company's current boot contracts with DSCP.

         On September 30, 2003, DSCP awarded Wellco a new contract for DMS combat boots. Wellco's award was for 30% of DSCP total DMS boot purchases. The contract is for a base period of one year, with two one-year options. Four contracts were awarded and the quantities to be purchased from each contractor are 35%, 30%, 20% and 15% of DSCP total boot purchases. The total pairs DSCP will buy under these new contracts will be lower than in the past because of the Army's replacement of its all-leather DMS combat boot with the ICB boot. In addition, the new contract, as compared to the old contract, has lower prices which will result in a lower profit margin per pair of boots. The Company believes DSCP will exercise the first year option but cannot estimate the quantity of boots that will be ordered in this option year, which will be for October 2004 through September 2005.

         In March 2003, DSCP awarded the Company a contract to supply the black ICB boot. This contract is for a one year period, with four one-year options which are exercisable at the government's discretion. Just as in the current DMS contract, the margins on the black ICB boot are less than those historically earned under prior contracts. In July 2004, DSCP exercised the first year option under this contract, which will be for July 2004 through June 2005. The Company cannot estimate the quantity of boots that will be ordered in this option year.

         On March 10, 2004, DSCP awarded a new contract to Wellco to supply 110,010 pairs of the ICB boot in the desert tan color. The contract has a delivery period of August 2004 through April 2005. Just as in the above two contracts, the margins on this contract are less than those historically earned under prior contracts.

In the first half of fiscal year 2005, Wellco will complete shipping all boots which are under the surge orders. Wellco believes that future orders will not include the surge requirement. When compared to fiscal year 2004, fiscal year 2005 revenues should be less. The Company cannot reasonably estimate how much the decrease will be.

In September 2004, Hurricane Jeanne interrupted power at the Puerto Rico factory for approximately one week. No damage was done to the factory building or its contents. However, the interruption will result in reduced boot sales in the quarter ended October 2, 2004.

DSCP has temporarily suspended shipments under the above-mentioned DMS contract until it completes administrative adjustments to that contract. This will not affect the total pairs Wellco will ship under this contract, but will affect the timing of those shipments.

The Company believes that DSCP will soon exercise the first option term under the DMS contract mentioned above. The maximum pairs that DSCP can order under this option is less than that of the base contract year. Wellco also believes that DSCP will not invoke its surge option clause under orders issued during this first option year. The first option term will be for the period October 2004 thorough September 2005. Since March 2003, DSCP has exercised its surge option, requiring Wellco to accelerate its production of desert boots.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. The Company's policy is to record these reimbursements in the fiscal period in which they are received, and this amount will be recorded as a reduction in cost of sales in the fiscal quarter which will end October 2, 2004.

On December 31, 2004, agreements under which the Company earns fees for providing certain equipment and related services to other boot manufacturers expire. The company intends to negotiate an extension of these agreements. The effect on future operating results would be adverse if the negotiations do not result in an extension of the agreements.

The business of providing boots to DSCP is very competitive, as U. S. boot manufacturers attempt to replace volume lost to low-cost foreign-made boots by manufacturing for the U. S. Defense Department.

If Wellco's future operating results and liquidity would be adversely affected by the decreased prices in the new DMS contract, use of the bank line of credit would likely increase, and the bank line of credit may be cancelled or may not be renewed (see further discussion in the Liquidity and Capital Resources section).

A 1% increase in the assumed discount rate used to compute the Company's pension benefit obligation would decrease the obligation at June 30, 2004 by $514,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 30, 2004 by $601,000.

A 1% increase in the assumed discount rate used to compute the Company's retiree health benefit obligation would decrease the benefit obligation at July 3, 2004 by $28,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 3, 2004 by $33,000.


                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:

                                         ( in thousands)
                                 2004          2003           2002
--------------------------------------------------------------------
Cash and Cash Equivalents     $    58       $   133         $   270
--------------------------------------------------------------------
Unused Bank Line of Credit      3,220           910           3,000
--------------------------------------------------------------------
Total                         $ 3,278       $ 1,043         $ 3,270
--------------------------------------------------------------------

The following table summarizes the other major sources and (uses) of cash and cash equivalents for the last three years:
                                                        (in thousands)
                                                     2004      2003       2002
--------------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                       $ 3,741   $ 2,080    $ 1,616
--------------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventory,
Accounts Payable and Accrued Compensation          (5,597)   (1,087)      (629)
--------------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                             472       (87)       (99)
--------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operations          (1,384)      906        888
--------------------------------------------------------------------------------
Cash From Bank  Line of Credit                      6,930       995        370
--------------------------------------------------------------------------------
Cash Used to Repay Bank Line of Credit             (3,740)     (405)      (370)
--------------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment          (2,066)   (1,183)      (962)
--------------------------------------------------------------------------------
Cash Provided by Exercise of Stock Options            730        24        163
--------------------------------------------------------------------------------
Cash Dividends Paid                                  (545)     (474)      (472)
--------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents             $   (75)  $  (137)   $  (383)
--------------------------------------------------------------------------------

In 2004, cash used by operations was $1,384,000. Net income of $2,448,000 and depreciation of $1,100,000 was far short of providing the cash needs for an increase of $2,620,000 in accounts receivable and $4,062,000 in inventory. The increase in accounts receivable and inventory was primarily caused by surge and the new ICB contract.

In order to provide cash, the Company negotiated an increase effective December 29, 2003 in its bank line of credit from $4,500,000 to $5,000,000.
Inconsistencies in certain government tests of the ICB boot resulted in a delay in collecting accounts receivable from these boots sales. In response to this, the Company negotiated a further increase, effective February 20, 2004, in its bank line of credit to $10,000,000. The testing situation was subsequently resolved in the Company's favor and accounts receivable were collected. Under this change, the line was reduced to $9,000,000 on May 1, 2004; to $8,000,000 on June 1, 2004; to $7,000,000 on July 1, 2004; to $6,000,000 on August 1, 2004;
and, to $5,000,000 on September 1, 2004. The bank line of credit will remain at $5,000,000 until December 31, 2004, when it expires and is subject to renewal.

In 2003, cash provided by operations was $906,000. Net income of $823,000 and depreciation and amortization of $995,000 and a $1,832,000 increase in accounts payable were the main sources. The main use of cash for operations was a $2,076,000 increase in accounts receivable and a $761,000 increase in inventory. Cash from operations and $137,000 of cash from the beginning of the fiscal year, along with $590,000 of borrowings from the line of credit, provided the cash for purchases of equipment and the payment of cash dividends.

In 2002, cash provided by operations was $888,000. This primarily resulted from net income plus depreciation and amortization, which totaled $1,539,000. A $556,000 reduction in accounts receivable, primarily from completion of a contract, and an increase in accounts payable and accrued liabilities of $208,000, also provided operating cash.

The following table shows aggregated information about contractual obligations as of July 3, 2004:

                                         Payments Due by Period

                     Total     Less Than 1    1-3 Years    4-5 Years    After 5
                                     Year                                 Years
--------------------------------------------------------------------------------
Long -Term
Debt              $300,000          -            -           -         $300,000
--------------------------------------------------------------------------------
Building Lease     840,000       $156,000     $330,000     $354,000       -
--------------------------------------------------------------------------------
Total           $1,140,000       $156,000     $330,000     $354,000    $300,000
--------------------------------------------------------------------------------

The Company's has a commitment to purchase certain equipment of $500,000 during the first half of fiscal year 2005. Other than this, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit of $5,000,000 will expire on December 31, 2004 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel or not renew the line of credit. Events that would cause a substantial reduction in operations include, but are not limited to, cancellation of existing government contracts or receiving government contracts that do not provide enough revenues to provide adequate liquidity.

At July 3, 2004, $3,780,000 of additional borrowing was available under the bank line of credit and the Company was in compliance with the loan covenants on that date. Because of the investment in accounts receivable and inventory for manufacture of the new contract for the desert tan ICB boot, the Company expects to use the bank line of credit, if necessary, to meet this need. If new orders for the DMS boot do not contain the surge requirement, cash will be provided by the decrease in accounts receivable and inventory created while under surge.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that operations will continue to be a significant source of cash in fiscal year 2005.

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

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Statements throughout this report that are not historical facts are forward-looking statements. These statements are based on current expectations and beliefs, and involve numerous risks and uncertainties. Many factors could affect the Company's actual results, causing results to differ materially from those expressed in any such forward-looking information.

These factors include, but are not limited to, the receipt of contracts from the
U. S. government and the performance thereunder; the ability to control costs under fixed price contracts; the cancellation of contracts; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 3, 2004. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

                            WELLCO ENTERPRISES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE FISCAL YEARS ENDED
                  JULY 3, 2004, JUNE 28, 2003 AND JUNE 29, 2002
                     (in thousands except per share amounts)

                                                  JULY 3,  JUNE 28,     JUNE 29,
                                                     2004      2003         2002
                                                  ------------------------------
REVENUES (Notes  5, 15 and 16) ..............   $ 45,693   $ 24,833    $ 19,981
                                                --------   --------    --------

COSTS AND EXPENSES
  Cost of sales and services ................     39,438     21,272      16,361
  Unrecovered contract preparation costs
    (Note 18) ...............................       --           70         335
  General and administrative expenses .......      3,009      2,390       2,551
                                                --------   --------    --------
      Total .................................     42,447     23,732      19,247
                                                --------   --------    --------

GRANT INCOME (Note 17) ......................         80         80          80
                                                --------   --------    --------

OPERATING INCOME ............................      3,326      1,181         814

INTEREST EXPENSE ............................        200         30          32

DIVIDEND AND INTEREST INCOME (Note 12) ......          4          9         260
                                                --------   --------    --------

INCOME BEFORE INCOME TAXES ..................      3,130      1,160       1,042

PROVISION FOR INCOME TAXES (Note 11) ........        682        109         359
                                                --------   --------    --------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE .........      2,448      1,051         683

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Notes 2 and 21) .....       --          228        --
                                                --------   --------    --------

NET INCOME ..................................      2,448        823         683

OTHER COMPREHENSIVE INCOME (LOSS) (Note 9):
  Decrease (increase) in additional minimum
  pension liability .........................        324       (924)       (159)
                                                --------   --------    --------

COMPREHENSIVE INCOME (LOSS) .................   $  2,772   $   (101)   $    524
                                                ========   ========    ========

EARNINGS PER SHARE (Note 14):
      Basic, before cumulative effect .......   $   2.04   $   0.89    $   0.58
      Cumulative effect .....................       --        (0.19)       --
                                                --------   --------    --------
      Basic, after cumulative effect ........   $   2.04   $   0.70    $   0.58
                                                ========   ========    ========

      Diluted, before cumulative effect .....   $   1.97   $   0.87    $   0.56
      Cumulative effect .....................       --        (0.19)       --
                                                --------   --------    --------
      Diluted, after cumulative effect ......   $   1.97   $   0.68    $   0.56
                                                ========   ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 2004 AND JUNE 28, 2003
                                 (in thousands)

                                     ASSETS


                                                            JULY 3,     JUNE 28,
                                                               2004         2003
                                                            --------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................       $    58       $   133
      Receivables, net (Notes 3 and 7) .............         6,070         3,450
      Inventories (Notes 4 and 7) ..................        11,063         7,001
      Deferred taxes  (Note 11) ....................            80           185
      Prepaid expenses .............................           244           290
                                                           -------      --------
      Total ........................................        17,515        11,059
                                                           -------      --------

MACHINERY LEASED TO LICENSEES, net
      (Notes 2 and 5) ..............................            17            23

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 6 and 7) ..............................         5,091         4,119

INTANGIBLE ASSETS:
      Intangible pension asset (Note 9) ............            19            29

DEFERRED TAXES (Note 11) ...........................          --              80
                                                           -------       -------

TOTAL ..............................................       $22,642       $15,310
                                                           =======       =======







                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 2004 AND JUNE 28, 2003
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            JULY 3,     JUNE 28,
                                                               2004         2003
                                                            --------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 7) ..........   $  3,780    $    590
      Accounts payable .................................      3,659       3,138
      Accrued compensation .............................      1,374         810
      Accrued liabilities (Notes 8, 9, 10, and 17) .....        604         582
      Accrued income taxes (Note 11) ...................      1,048         722
                                                           --------    --------
          Total ........................................     10,465       5,842
                                                           --------    --------

LONG-TERM LIABILITIES:
      Pension obligation (Note 9) ......................      1,337       1,672
      Notes payable (Note 12) ..........................        222         213
      Deferred taxes  (Note 11) ........................         88        --
      Deferred revenues (Note 12) ......................         78          87

COMMITMENTS (Note 20)

STOCKHOLDERS' EQUITY (Notes 9, 12 and 13):
      Common stock, $1.00 par value; shares
          authorized - 2,000,000; shares issued and
          outstanding - 1,245,046 ......................      1,245       1,186
      Additional paid-in capital .......................      1,027         357
      Retained earnings ................................      9,499       7,596
      Accumulated other comprehensive loss .............     (1,319)     (1,643)
                                                           --------    --------
          Total ........................................     10,452       7,496
                                                           --------    --------

TOTAL ..................................................   $ 22,642    $ 15,310
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 3, 2004, JUNE 28, 2003 AND JUNE 29, 2002
                                 (in thousands)

                                             JULY 3,    JUNE 28,    JUNE 29,
                                                2004        2003        2002
                                             -------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income .........................   $ 2,448    $   823    $   683
                                             -------    -------    -------
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Cumulative effect of change in
          accounting principle ...........      --          228       --
          Depreciation and amortization ..     1,100        995        856
          Deferred income taxes ..........       273         44        232
          Non-cash reduction in accrued
          interest .......................      --         --         (234)
          Non-cash asset impairment ......      --           70        159
          Non-cash grant income recognized       (80)       (80)       (80)
          Non-cash interest expense ......         9          8          7
          Non-cash reduction in deferred
          revenues .......................        (9)        (8)        (7)
          (Increase) decrease in-
              Receivables ................    (2,620)    (2,076)       556
              Inventories ................    (4,062)      (761)    (1,230)
              Other current assets .......        25         57        (78)
          Increase (decrease) in-
              Accounts payable ...........       521      1,832        129
              Accrued compensation .......       564        (82)       (84)
              Other accrued liabilities ..       102         95         79
              Accrued income taxes .......       326        (47)        37
              Pension obligation .........        19       (192)      (137)
                                             -------    -------    -------
      Total adjustments ..................    (3,832)        83        205
                                             -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ...............    (1,384)       906        888
                                             -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment .............    (2,066)    (1,183)      (962)
                                             -------    -------    -------

NET CASH USED IN INVESTING ACTIVITIES ....    (2,066)    (1,183)      (962)
                                             -------    -------    -------











                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 3, 2004, JUNE 28, 2003 AND JUNE 29, 2002
                                 (in thousands)

                                             JULY 3,    JUNE 28,    JUNE 29,
                                                2004        2003        2002
                                             -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net advances of line of credit
      borrowings .......................       3,190        590          --
      Cash dividends paid ..............        (545)      (474)       (472)
      Stock option exercise ............         730         24         163
                                               -----      -----       -----
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES .............       3,375        140        (309)
                                               -----      -----       -----

NET DECREASE IN CASH AND
      CASH EQUIVALENTS .................         (75)      (137)       (383)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR ................         133        270         653
                                               -----      -----       -----

CASH AND CASH EQUIVALENTS AT
      END OF YEAR ......................     $    58      $ 133       $ 270
                                               =====      =====       =====



SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest .....................     $   191      $  22       $  32
          Income taxes paid (refunded) .         (22)       113          65
NONCASH INVESTING AND FINANCING
ACTIVITY:
Adjustment of stock repurchase note ....        --         --          (347)
      Increase in leasehold improvements     $   (38)     $--         $ 112
                                               =====      =====       =====



See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                  JULY 3, 2004, JUNE 28, 2003 AND JUNE 29, 2002
                        (in thousands except share data)


                                               JULY 3,   JUNE 28,   JUNE 29,
                                                  2004       2003       2002
                                               ------------------------------
COMMON STOCK :
      Balance at beginning of year ........   $  1,186    $ 1,183    $ 1,164
      Stock option exercise (Note 13) .....         59          3         19
                                               -------    -------    -------
      Balance at  end of year .............      1,245      1,186      1,183
                                               -------    -------    -------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year ........        357        336        192
      Stock option exercise (Note 13) .....        566         21        144
      Tax benefit from stock option plans
      (Note 11) ...........................        104       --         --
                                               -------    -------    -------
      Balance at  end of year .............      1,027        357        336
                                               -------    -------    -------

RETAINED EARNINGS:
      Balance at beginning of year ........      7,596      7,247      6,689
      Adjustment of note payable from stock
      repurchase (Note 12) ................       --         --          347
      Net income ..........................      2,448        823        683
      Cash dividends (per share: 2004-$.45,
          2003-$.40, 2002-$.40) ...........       (545)      (474)      (472)
                                               -------    -------    -------
      Balance at end of year ..............      9,499      7,596      7,247
                                               -------    -------    -------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension liability,
      net of tax (Note 9):
      Balance at beginning of year ........     (1,643)      (719)      (560)
      Change for the year .................        324       (924)      (159)
                                               -------    -------    -------
      Balance at end of year ..............     (1,319)    (1,643)      (719)
                                               -------    -------    -------

TOTAL STOCKHOLDERS' EQUITY ................   $ 10,452    $ 7,496    $ 8,047
                                               =======    =======    =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
For the Fiscal Years Ended July 3, 2004, June 28, 2003, and June 29, 2002
-------------------------------------------------------------------------

1. BUSINESS AND ORGANIZATION:

         Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues ($39,648,000 in 2004, $18,209,000 in 2003, and $14,875,000 in
         2002) were from sales to the U. S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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

         Fair Value of Financial Instruments
                  The carrying values of cash, receivables and accounts payable at July 3, 2004 and June 28, 2003 approximate fair value. The carrying value of the notes payable (see Note 12 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

         Research and Development Costs
                  All research and development costs are expensed as incurred unless subject to reimbursement. The amount charged against income was approximately $101,000 in 2004, $110,000 in 2003 and $180,000 in 2002.

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

                  Statement of Financial Accounting Standards No. 142 (SFAS 142, "Goodwill and Other Intangible Assets) was effective with the Company's 2003 fiscal year. Under SFAS 142, this goodwill was deemed impaired and was written off as a cumulative effect of change in accounting principle at June 28, 2003, as explained in Footnote 21.

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

                  The Company earns service fees for providing customers with technical assistance in the manufacture of boots. The related agreements under which these services are provided are for a fixed term and expire in calendar years 2004-2007. The Company records service fee revenues at a fixed rate per pair of boots times the quantity of boots manufactured and sold by the customer when such boots are manufactured and sold by the Company's customer.

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

         Fiscal Year
                  The Company's fiscal year ends on the Saturday closest to June
                  30. Consequently, the 2004 fiscal year contains 53 weeks of operating results while the 2003 and 2002 fiscal years contain 52 weeks each .

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

         Stock-Based Compensation Plans
                  The Company accounts for its stock-based compensation plans using the compensation recognition provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees". The Company also provides the disclosures required by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock- Based Compensation- Transition and Disclosure." Compensation expense under the APB 25 method is recognized when there is a difference between the exercise price for stock options and the stock's market price on the measurement date, which for the Company, is normally the date of award.

         New Accounting Pronouncements

                  In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. The Company included the required annual disclosures in its consolidated financial statements as of and for the year ended July 3, 2004 and has included the required disclosures in Note 9 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact the Company's consolidated balance sheet or results of operations.

3. RECEIVABLES:

         The majority of receivables at July 3, 2004 and June 28, 2003 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2004, 2003 and 2002 are not significant.

4. INVENTORIES:
         The components of inventories are:
                                                       (in thousands)
                                                     2004         2003
----------------------------------------------------------------------
Finished Goods                             $        2,228 $      1,247
----------------------------------------------------------------------
Work in Process                                     2,771        1,753
----------------------------------------------------------------------
Raw Materials and Supplies                          6,064        4,001
----------------------------------------------------------------------
Total                                      $       11,063 $      7,001
----------------------------------------------------------------------

5. MACHINERY LEASED TO LICENSEES:

         Accumulated depreciation netted against the cost of leased assets in the Consolidated Balance Sheets at July 3, 2004 and June 28, 2003 is $1,543,000 and $1,537,000, respectively. Rental revenues for the fiscal years 2004, 2003, and 2002 were $279,000, $178,000 and $148,000, respectively, and vary with lessees' production or shipments.

6. PROPERTY, PLANT AND EQUIPMENT:

         The components of property, plant and equipment are summarized as follows:
                                 (in thousands)
                               2004          2003         Estimated Useful Life
--------------------------------------------------------------------------------
Land                         $  107        $  107                     N/A
--------------------------------------------------------------------------------
Buildings                     1,439         1,439                   40-45 Years
--------------------------------------------------------------------------------
Machinery & Equipment         9,553         7,559                    2-20 Years
--------------------------------------------------------------------------------
Furniture & Fixtures            985           951                    2-10 years
--------------------------------------------------------------------------------
Leasehold Improvements          809           771                             *
--------------------------------------------------------------------------------

                               2004          2003         Estimated Useful Life
--------------------------------------------------------------------------------
Total Cost                $  12,893     $  10,827
--------------------------------------------------------------------------------
Total Accumulated
Depreciation and
Amortization               $  7,802     $   6,708
--------------------------------------------------------------------------------
  *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

7. LINES OF CREDIT:

         Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit during the 2004 fiscal year to $10,000,000. The current line of credit agreement contains terms that require the available borrowings to be revised to $7,000,000 as of July 1, 2004 and subsequently to $5,000,000 by September 1, 2004. The line, which expires December 31, 2004, can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivables and inventory. At July 3, 2004, borrowings on this line of credit were $ 3,780,000 with $ 3,220,000 available in additional borrowings.

         Interest is at the London Interbank Offered Rate (LIBOR) plus 2.25 points or 3.61% at July 3, 2004. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at July 3, 2004. The covenants are subject to review at the end of each fiscal quarter.

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

8. ACCRUED LIABILITIES:

         The components of accrued liabilities are:
                                               (in thousands)
                                            2004           2003
---------------------------------------------------------------
Retiree Health Benefits (Note 10)        $   295        $   231
---------------------------------------------------------------
Interest Expense (Note 12)                     2              2
---------------------------------------------------------------
Accrued Lease Payments (Note 20)              93            135
---------------------------------------------------------------
Deferred Grant Revenues (Note 17)              -             80
---------------------------------------------------------------
Other                                        214            134
---------------------------------------------------------------
Total                                    $   604        $   582
---------------------------------------------------------------

9. PENSION PLANS:

         The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                               (in thousands)
                                          2004        2003       2002
---------------------------------------------------------------------
Benefits Earned for Service in the
Current Year                            $  129      $  132     $  119
---------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                 355         365        372
---------------------------------------------------------------------
Expected Return on Plan Assets            (297)       (286)      (303)
---------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses                 116          80        119
---------------------------------------------------------------------
Against Actuarial  Assumptions
Pension Expense                         $  303      $  291     $  307
---------------------------------------------------------------------

         Below are various analyses and other information relating to the Company's pension liability, assets and expense as of July 2004 and June 2003, (all amounts are in thousands except for those indicated as percent):

Change in Benefit Obligation:                            2004          2003
---------------------------------------------------------------------------
Benefit Obligation at Beginning of Year              $  6,158      $  5,658
---------------------------------------------------------------------------
Current Year Service Cost                                 129           132
---------------------------------------------------------------------------
Interest Cost on Projected Liability                      355           365
---------------------------------------------------------------------------
Benefit Payments                                         (533)         (580)
---------------------------------------------------------------------------
Actuarial (Gain)Loss                                     (292)          583
---------------------------------------------------------------------------
Benefit Obligation at End of Year                    $  5,817      $  6,158
---------------------------------------------------------------------------


Change in Plan Assets:                                   2004          2003
---------------------------------------------------------------------------
Fair Value of Plan Assets at Beginning of Year       $  4,374      $  4,247
---------------------------------------------------------------------------
Company Contributions                                     283           482
---------------------------------------------------------------------------

Change in Plan Assets:                                   2004          2003
---------------------------------------------------------------------------
Actual Return on Plan Assets                              580           225
---------------------------------------------------------------------------
Benefit Payments                                         (533)         (580)
---------------------------------------------------------------------------
Fair Value of Plan Assets at End of Year             $  4,704      $  4,374
---------------------------------------------------------------------------


Reconciliation of Funded Status:                         2004          2003
---------------------------------------------------------------------------
Funded Status                                        $ (1,113)     $ (1,785)
---------------------------------------------------------------------------
Unrecognized Actuarial Loss                             1,319         2,001
---------------------------------------------------------------------------
Unrecognized Prior Service Cost                            19            29
---------------------------------------------------------------------------
Net Amount Recognized                                $    225      $    245
---------------------------------------------------------------------------


Amounts Recognized in the Consolidated Balance
Sheets:                                                  2004          2003
---------------------------------------------------------------------------
Intangible Pension Asset                             $     19      $     29
---------------------------------------------------------------------------
Accumulated Other Comprehensive Loss                    1,319         1,643
---------------------------------------------------------------------------

Accrued Pension Liability:
---------------------------------------------------------------------------
   Prepaid Benefit Cost                                   478           463
---------------------------------------------------------------------------
   Accrued Benefit Cost                                  (254)         (218)
---------------------------------------------------------------------------
   Additional Minimum Pension Liability                (1,337)       (1,672)
---------------------------------------------------------------------------
Net Amount Recognized in Financial Statements        $    225      $    245
---------------------------------------------------------------------------


Accumulated Benefit Obligation in Excess of Plan
Assets:                                                  2004          2003
---------------------------------------------------------------------------
Projected Benefit Obligation                         $  5,817      $  6,158
---------------------------------------------------------------------------
Accumulated Benefit Obligation                          5,460         5,802
---------------------------------------------------------------------------
Fair Value of Plan Assets                            $  4,704      $  4,374
---------------------------------------------------------------------------

                                                         2004          2003
---------------------------------------------------------------------------
Increase (Decrease) in Minimum Liability Included in
Other Comprehensive Income                            $  (691)     $    563
---------------------------------------------------------------------------



Weighted-average assumptions used to determine
benefit obligations:                                     2004          2003
---------------------------------------------------------------------------
Assumed Discount Rate                                   6.25%         6.00%
---------------------------------------------------------------------------
Expected Long-Term Rate of Return on Plan Assets        6.75%         6.75%
---------------------------------------------------------------------------
Rate of Compensation Increase, For the Pay Related
 Benefit Plan                                            5.5%          5.5%
---------------------------------------------------------------------------



Weighted-average assumptions used to determine net
periodic benefit cost:                                   2004          2003
---------------------------------------------------------------------------
Assumed Discount Rate                                   6.00%         6.75%
---------------------------------------------------------------------------
Expected Long-Term Rate of Return on Plan Assets        6.75%         6.75%
---------------------------------------------------------------------------
Rate of Compensation Increase, For the Pay Related
Benefit Plan                                            5.50%         5.50%
---------------------------------------------------------------------------

        PLAN ASSETS:

Pension plan's weighted-average asset allocations by
asset category:                                          2004          2003
---------------------------------------------------------------------------
Equity Securities                                         46%           40%
---------------------------------------------------------------------------
Debt Securities                                            5%           10%
---------------------------------------------------------------------------
Real Estate                                                0%            0%
---------------------------------------------------------------------------
Other                                                     49%           50%
---------------------------------------------------------------------------
Total                                                    100%          100%
---------------------------------------------------------------------------

        CASH FLOWS:

        Contributions

        Contributions to the pension plan for fiscal year 2005 are expected to be $362,000.

                                                           (in thousands)
Estimated Future Benefit Payments                                  Amount
-------------------------------------------------------------------------
2005                                                            $     481
-------------------------------------------------------------------------
2006                                                                  471
-------------------------------------------------------------------------
2007                                                                  462
-------------------------------------------------------------------------
2008                                                                  457
-------------------------------------------------------------------------
2009                                                                  455
-------------------------------------------------------------------------
2010-2014                                                       $   2,288
-------------------------------------------------------------------------

         At July 2004, one of the pension plans has a benefit obligation ($2,520,000) that is greater than its plan assets ($2,109,000) resulting in the additional liability of $890,000 and at June 2003, the plan had a benefit obligation ($2,714,000) that was greater than its plan assets ($1,963,000) resulting in the additional liability of $1,215,000. At July 2004, the other pension plan has a benefit obligation ($3,297,000) that is greater than its plan assets ($2,595,000) resulting in the additional liability of $448,000 and at June 2003, this plan had a benefit obligation ($3,087,000) that is greater than its plan assets ($2,412,000) resulting in the additional liability of $457,000.

         A 1% increase in the assumed discount rate would decrease the benefit obligation at July 2004 by $514,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 2004 by $601,000.

         The Consolidated Statements of Operations and Comprehensive Income shows the amount included in Other Comprehensive Income (Loss) that resulted from recording the additional minimum pension liability which represents the portion of the pension liability that has not yet been charged against operations. A valuation allowance is recorded for the deferred tax asset ($448,000) that arises from the cumulative Other Comprehensive Income (Loss).

         In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $92,000 at July 3, 2004 and $76,000 at June 28, 2003.

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

         The cost of retiree health benefits included in the accompanying Statements of Operations and Comprehensive Income was:

                                                     (in thousands)

                                               2004          2003          2002
-------------------------------------------------------------------------------
Benefits Earned for Current Service          $   36        $   28        $   20
-------------------------------------------------------------------------------
Interest Cost on Accumulated Liability           24            22            27
-------------------------------------------------------------------------------
Amortization of the July 4, 1993 Liability        4             4             4
-------------------------------------------------------------------------------
Total Cost                                   $   64        $   54        $   51
-------------------------------------------------------------------------------


         An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see Note 8) at July 3, 2004 and June 28, 2003 is as follows:

                                                             (in thousands)

                                                              2004         2003
-------------------------------------------------------------------------------
Total Obligation at Beginning of Year                       $  414       $  330
-------------------------------------------------------------------------------
Liability for Current Service                                   36           28
-------------------------------------------------------------------------------
Interest on Liability                                           24           22
-------------------------------------------------------------------------------
Benefit Payments                                                -            -
-------------------------------------------------------------------------------
Actuarial (Gain) Loss                                          (82)          34
-------------------------------------------------------------------------------
Total Obligation at End of Year                                392          414
-------------------------------------------------------------------------------
Less Unamortized Liability at July 4, 1993                     (42)         (46)
-------------------------------------------------------------------------------
Unrecognized Loss                                              (55)        (137)
-------------------------------------------------------------------------------
Liability Recognized in the Consolidated Balance Sheets     $  295       $  231
-------------------------------------------------------------------------------

         The assumed health care cost trend rate used to project expected future cost was 15% in 2004 and 2003, gradually decreasing to 6% by 2009 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 6.25% for 2004 and 6.00% for 2003.

         A 1% increase in the assumed health care cost trend rate would increase the benefit obligation at July 3, 2004 by $11,000. Conversely, a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation at July 3, 2004 by $11,000.

         A 1% increase in the assumed discount rate would decrease the benefit obligation at July 3, 2004 by $28,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 3, 2004 by $33,000.

11. INCOME TAXES:

         The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:
                                                          (in thousands)

                                                   2004       2003         2002
-------------------------------------------------------------------------------
Federal Provision:
-------------------------------------------------------------------------------
    Currently Payable                            $  389     $   50       $   92
-------------------------------------------------------------------------------
    Deferred                                        273         44          232
-------------------------------------------------------------------------------
    Total Federal                                   662         94          324
-------------------------------------------------------------------------------
State Provision Currently Payable                    20         15           35
-------------------------------------------------------------------------------
Total Provision                                  $  682     $  109       $  359
-------------------------------------------------------------------------------

         A reconciliation of the effective income tax rate for the 2004, 2003 and 2002 fiscal years is as follows:

                                                   2004        2003        2002
-------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                   34%         34%         34%
-------------------------------------------------------------------------------
Current Period Income of Puerto Rico
Subsidiary Substantially Exempt From Puerto
Rican and Federal Income Taxes                     (5)%       (28)%       (25)%
-------------------------------------------------------------------------------
Deferred Tax Valuation Allowance (Reversal of
Previously Recorded Valuation Allowance)           (9)%         -           29%
-------------------------------------------------------------------------------
State Taxes, Net of Federal Tax Benefit              1%          1%          3%
-------------------------------------------------------------------------------
Other                                                1%          2%        (7)%
-------------------------------------------------------------------------------
Effective Income Tax Rate                           22%          9%         34%
-------------------------------------------------------------------------------

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

         The accumulated undistributed earnings ($2,848,000) through July 1, 2000 of this subsidiary are subject to the 5% Puerto Rican withholding tax when remitted to the parent Company as dividends. Accrued tax liabilities have been provided for the withholding tax reasonably expected to be paid in the future.

         Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2004 and 2003 are as follows:

                                                                (in thousands)

Deferred Tax Assets:                                          2004         2003
-------------------------------------------------------------------------------
Tax Effect of Pension Liability Charged Against Equity      $  448       $  558
-------------------------------------------------------------------------------
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable
Income                                                         383          237
-------------------------------------------------------------------------------
Additional Costs Inventoried for Tax Purposes                   91           81
-------------------------------------------------------------------------------
Federal NOL Carryforward                                         -          625
-------------------------------------------------------------------------------
State NOL Carryforward                                         165          334
-------------------------------------------------------------------------------
Alternative Minimum Tax Credit                                   -           70
-------------------------------------------------------------------------------
Equipment Impairment Loss Not Yet Deductible                     -           78
-------------------------------------------------------------------------------
Other                                                          229          186
-------------------------------------------------------------------------------
Deferred Tax Assets Before Valuation Allowance               1,316        2,169
-------------------------------------------------------------------------------
Valuation Allowance                                         (1,236)      (1,767)
-------------------------------------------------------------------------------
Total Deferred Tax Assets                                       80          402
-------------------------------------------------------------------------------
Deferred Tax Liabilities:
Depreciation and Prepaid Pension Costs Deducted From
Taxable Income Not Yet Charged Against Financial
Statement Income                                                88          137
-------------------------------------------------------------------------------
Net Deferred Tax Assets (Liabilities)                       $   (8)      $  265
-------------------------------------------------------------------------------

         Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

         The Company has state operating loss carryforwards of $2,392,000, which begin to expire in 2013, available to reduce future state taxable income.

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

         Generally accepted accounting principles required that an obligation be reflected in the Consolidated Balance Sheets for the estimated additional payments that would be made. Actual cumulative net income through fiscal year 2002 was less than the defined amount that cumulative net income had to exceed. Consequently, the $347,000 Note Payable, recorded at June 30, 2001 for the estimated additional contingent liability, was reversed and Stockholders' Equity was increased by this amount during the second quarter of fiscal year 2002 (as required by generally accepted accounting principles for stock repurchases).

         Since its stock repurchase, Wellco, had accrued imputed interest expense on the estimated additional contingent payment. At December 29, 2001, the previously accrued $234,000 interest liability was reversed in connection with the elimination of the Note Payable and accordingly, the 2002 fiscal year Consolidated Statement of Operations and Comprehensive Income includes interest income for this amount.
         As part of an agreement with a customer for which the Company provides certain technology and equipment, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided to the customer. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2004, 2003 and 2002 include service fee income of $9,000, $8,000 and $7,000, respectively, and interest expense of $17,000, $17,000 and $16,000, respectively. The Consolidated Balance Sheets at July 3, 2004 and at June 28, 2003 includes $222,000 and $213,000, respectively, for this note, and $78,000 and $87,000, respectively, as deferred service income.

13. STOCK OPTIONS:

         On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met. As of July 3, 2004, 20,000 shares under the Agreement have vested. Expiration of such options shall be the earlier of the fifth anniversary of the date on which such options vest or one year after the Chairman's separation from employment under the Agreement (see Note 19 to the Consolidated Financial Statements). The 1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director
         Plan) provide for granting options to purchase 90,000 shares and 21,000 shares, respectively. At July 3, 2004 options have been granted for 65,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options. The1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director Plan) provide for granting options to purchase

         99,000 shares and 16,000 shares, respectively. At July 3, 2004 options have been granted for 84,000 shares under the 1999 Employee Plan and 10,000 shares under the 1999 Director Plan.

         The 1996 Stock Option Plan for Key Employees provides for granting options to purchase 60,000 shares. At July 3, 2004 options have been granted for 52,500 shares.

         Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. At July 3, 2004, all granted options under the 1999, 1997 and 1996 Plans are exercisable.

         Transactions involving these Plans for the last three fiscal years are summarized below:


                                                                  Weighted-
                                          No. of                    Average
Option Shares:                            Shares             Exercise Price
----------------------------------------------------------------------------
Outstanding at June 30, 2001             233,000                      $9.67
----------------------------------------------------------------------------
Exercised                                (19,500)                      8.41
----------------------------------------------------------------------------
Outstanding at June 29, 2002             213,500                       9.79
----------------------------------------------------------------------------
Exercised                                 (3,000)                      8.00
----------------------------------------------------------------------------
Forfeited                                (12,000)                      9.67
----------------------------------------------------------------------------
Outstanding at June 28, 2003             198,500                       9.78
----------------------------------------------------------------------------
Exercised                                (59,300)                     10.55
----------------------------------------------------------------------------
Outstanding at July 3, 2004              139,200                      $9.46
----------------------------------------------------------------------------

         The following table summarizes information about fixed stock options outstanding at July 3, 2004:


                                                         Weighted-Average
                                                                Remaining
           Range of Exercise     Weighted Average        Contractual Life
Number                Prices       Exercise Price                in Years
-------------------------------------------------------------------------
15,000                 $5.00                $5.00                     1.0
-------------------------------------------------------------------------
45,200         $12.00-$17.50               $12.24                     3.0
-------------------------------------------------------------------------
29,000                 $8.00                $8.00                     5.0
-------------------------------------------------------------------------
50,000*                $9.13                $9.13                     6.0
-------------------------------------------------------------------------

         * As of July 3, 2004, 30,000 shares are not exercisable. All other shares shown are fully exercisable.

         The following table summarizes information concerning options issued, options available for future issuance and approval of plans by security holders at July 3, 2004:

                        (A)                (B)              (C)
--------------------------------------------------------------------------------
                                                            Number of
                                                            Securities
                                                            Remaining Available
                        Number of                           for Future Issuance
                        Securities to be   Weighted-        Under Equity
                        Issued Upon        Average          Compensation Plans
                        Exercise of        Exercise Price   (Excluding
                        Outstanding        of Outstanding   Securities Reflected
Plan Category           Options            Options          in Column (A))
--------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders        139,200            $9.46            63,500
--------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by
Security Holders           -                 -                -
--------------------------------------------------------------------------------
Total                   139,200            $9.46            63,500
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


                                             2004     2003     2002
-------------------------------------------------------------------
Net Income, As Reported                   $ 2,448   $  823   $  683
-------------------------------------------------------------------
Net Income, Pro Forma                     $ 2,430   $  800   $  660
-------------------------------------------------------------------
Basic Earnings Per Share, As Reported     $  2.04   $ 0.70   $ 0.58
-------------------------------------------------------------------
Basic Earnings Per Share, Pro Forma       $  2.02   $ 0.68   $ 0.56
-------------------------------------------------------------------
Diluted Earnings Per Share, As Reported   $  1.97   $ 0.68   $ 0.56
-------------------------------------------------------------------
Diluted Earnings Per Share, Pro Forma     $  1.95   $ 0.66   $ 0.54
-------------------------------------------------------------------

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

         The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                           For the Fiscal Year Ended 7/3/04
                                         Net Income      Shares       Per-Share
                                        (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders     $ 2,448,000    1,200,937      $   2.04
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                 43,017
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $ 2,448,000    1,243,954      $   1.97
--------------------------------------------------------------------------------

                                           For the Fiscal Year Ended 6/28/03
                                         Net Income      Shares       Per-Share
                                        (Numerator)  (Denominator)       Amount

Income Before Accounting Change         $ 1,051,000    1,184,242      $    0.89
--------------------------------------------------------------------------------
Cumulative Effect of Accounting Change     (228,000)
--------------------------------------------------------------------------------
Net Income Available to Shareholders        823,000    1,184,242      $    0.70
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                 26,687
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $   823,000    1,210,929      $    0.68
--------------------------------------------------------------------------------

                                           For the Fiscal Year Ended 6/29/02
                                         Net Income      Shares       Per-Share
                                        (Numerator)  (Denominator)       Amount

Basic EPS Available to Shareholders     $   683,000    1,173,534      $    0.58
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                 42,453
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $   683,000    1,215,987      $    0.56
--------------------------------------------------------------------------------

15. SEGMENT AND REVENUE INFORMATION:

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

         Information about the Company's revenues is as follows:

                                                             (in thousands)
                                                      2004       2003       2002
--------------------------------------------------------------------------------
Sales of Footwear and Related Items ...........    $44,327    $24,012    $19,349
--------------------------------------------------------------------------------
Revenues from Licensees .......................      1,366        821        632
--------------------------------------------------------------------------------
Total Revenues by Major Product Group .........    $45,693    $24,833    $19,981
--------------------------------------------------------------------------------

Revenues from U. S. Customers .................    $45,344    $24,631    $18,826
--------------------------------------------------------------------------------
Revenues from International Customers .........        349        202      1,155
--------------------------------------------------------------------------------
Total Revenues by Geographic Region ...........    $45,693    $24,833    $19,981
--------------------------------------------------------------------------------

Location of Major International Customers:
Latin America .................................    $   153    $   127    $   664
--------------------------------------------------------------------------------
Canada ........................................         14         12        332
--------------------------------------------------------------------------------
Asia/Pacific ..................................        171         47        154
--------------------------------------------------------------------------------
Mexico ........................................          2          2          2
--------------------------------------------------------------------------------
United Kingdom/Europe/South Africa ............    $     9    $    14         $-
--------------------------------------------------------------------------------

Major Customer- U. S. Government ..............    $39,648    $18,209    $14,875
--------------------------------------------------------------------------------

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

         In late March 2003, DSCP ordered the Company to surge its rate of boot production by exercising a contract's surge option clause. As used in this clause, surge means that the contractor is to accelerate its production to the maximum extent possible. Wellco interprets the surge option contract clause to require its submitting and subsequently negotiating with DSCP reimbursement of surge costs, a significant portion of which is excess labor cost related to new employees. DSCP has a different understanding of this clause under which the Company would not be reimbursed these costs. The Company's legal counsel has discussed with DSCP's legal counsel this difference in contract clause interpretation, without any resolution, and counsel has not expressed their opinion as to the probability of a successful outcome should the Company decide to litigate this issue.

         As disclosed in Footnote 23, subsequent to the end of fiscal year 2004 the Company received from the Government of Puerto Rico $780,000 representing part of the compensation paid to new employees. During fiscal year 2004, the Company received $365,000 of such reimbursement. These amounts represent a substantial part of the Company's total excess labor cost during surge, and therefore would significantly reduce the amount of any reimbursement claim that might be filed with DSCP. The possible outcome and related legal cost of pursuing remaining surge costs has not been, but will be, determined, and a decision will be made as to filing a claim. The Company has not recognized a receivable for any surge costs incurred.

17. GRANT MONEY RECEIVED AND CONTRACT CLAIM:

         The Company received $400,000 ($100,000 in November, 2000 and a final payment of $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant required the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). Grant income was not recognized until the $100,000 was received in November, 2000, and the 2001 Consolidated Statement of Operations and Comprehensive Income included, as a catch-up adjustment, $160,000 of grant income. After the Contract was executed on May 23, 2001, and subsequent to receiving the final $300,000 payment, grant income recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2004, 2003 and 2002 include an income item from this grant of $80,000. As of July 3, 2004, all of the deferred grant income has been recognized.

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

         In July, 2002, Wellco received notification that the contract awardee was another company. At June 29, 2002, beret manufacturing machinery was written down by $159,000 to an amount equal to the estimated amount for which this machinery could be sold. This write-down, along with other direct costs incurred (employee training and materials, consultant fees, travel), a total of $335,000, was shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 29, 2002. Based on revised estimates of the resale value, the beret manufacturing machinery was further written down by $70,000 and shown as Unrecovered Contract Preparation Costs in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended June 28, 2003.

19. RELATED PARTY TRANSACTIONS:

         The Company has an Agreement with its former Chairman of the Board of Directors under which certain payments are to be made to the former Chairman for a five-year period commencing January 2000. These payments are computed as certain fixed percentages of revenues earned by the Company and related to certain products, as defined, that the former Chairman has been instrumental in conceiving or developing. The amount paid under this agreement since its inception and through June 29, 2002 was $2,000. The payments under this agreement to the former Chairman for the fiscal years ending July 3, 2004 and June 28, 2003 were $1,681 and $2,435, respectively.

         Effective July 1, 2002, the Chairman resigned as an employee of the Company and in the future is to be paid $100 per hour for consulting services as mutually agreed between himself and the Company. There have been no payments to the former Chairman for consulting services during the past two fiscal years.

20. COMMITMENTS:

         The Company has a non-cancelable operating lease with a Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 4, 2004 through June 30, 2009 are $840,000. Lease payments for each of the Company's five fiscal years ending after July 3, 2004 are:
         $156,000, $162,000, $168,000, $174,000 and $180,000. Lease expense for the Company's current Puerto Rican facility in the 2004, 2003 and 2002 fiscal years was $142,500 each year.

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

         The changes in the carrying amount of goodwill was as follows:

                                                  (in thousands)
                                                       2003
------------------------------------------------------------
Excess of cost over net assets of subsidiary
at acquisition, at beginning of year                $   228
------------------------------------------------------------
Cumulative effect of change in accounting
principle                                              (228)
------------------------------------------------------------
Excess of cost over net assets of subsidiary        $     0
at acquisition, at end of year
------------------------------------------------------------

22. SUBSEQUENT EVENT:-

         The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rico government program under which it is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. The Company's policy is to record these reimbursements in the fiscal period in which they are received, and this amount will be recorded as a reduction in cost of sales in the fiscal quarter which will end October 2, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2004 and June 28, 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DIXON HUGHES PLLC

Asheville, North Carolina
September 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompaning consolidated statements of operations and comprehensive income, stockholders' equity and cash flows of Wellco Enterprises, Inc. and subsidiaries (the "Company") for the fiscal year ended June 29, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the fiscal year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                                   Fiscal Year 2004 Quarters

                                       First    Second    Third    Fourth
--------------------------------------------------------------------------------
Market Price Per Share-
High                                  $11.10    $11.75   $22.69    $23.80
--------------------------------------------------------------------------------
Low                                    $8.55     $9.80   $11.40    $12.00
--------------------------------------------------------------------------------
Per Share Cash Dividend Declared       $0.10     $0.10    $0.10     $0.15
--------------------------------------------------------------------------------


                                                   Fiscal Year 2003 Quarters

                                       First    Second    Third    Fourth
Market Price Per Share-
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

The number of holders of record of Wellco's Common Stock as of September 16, 2004 was 191.



Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)


                                                   Fiscal Year 2004 Quarters

                                       First    Second      Third      Fourth
--------------------------------------------------------------------------------
Revenues                            $  8,617  $ 11,389   $ 11,513  (A) 14,174
--------------------------------------------------------------------------------
Cost of Sales and Services             7,490    10,122      9,914      11,912
--------------------------------------------------------------------------------
Net Income                               416       551        623         858
--------------------------------------------------------------------------------
Basic Earnings Per Share                0.35      0.46       0.52        0.70
--------------------------------------------------------------------------------
Fully Diluted Earnings Per Share    $   0.35  $   0.46   $   0.50   $    0.66
--------------------------------------------------------------------------------

                                                   Fiscal Year 2003 Quarters

                                       First    Second      Third      Fourth
--------------------------------------------------------------------------------
Revenues                            $  5,258  $  5,248   $  5,572  (C) $8,755
--------------------------------------------------------------------------------
Cost of Sales and Services             4,230     4,579      5,042       7,421
--------------------------------------------------------------------------------
Net Income Before Cumulative
Effect of Change in Accounting
Principle                                394        64        (26)        619
--------------------------------------------------------------------------------
Net Income (Loss)                    (B) 166        64        (26)        619
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share
Before Cumulative Effect of Change
in Accounting Principle                 0.33      0.05      (0.02)       0.52
--------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share         0.14      0.05      (0.02)       0.52
--------------------------------------------------------------------------------
Fully Diluted Earnings (Loss)Per
Share Before Cumulative Effect of
Change in Accounting Principle          0.32      0.05      (0.02)       0.51
--------------------------------------------------------------------------------
Fully Diluted Earnings (Loss)
Per Share                           $   0.13  $   0.05   $  (0.02)   $   0.51
--------------------------------------------------------------------------------

(A)   Includes sales of 55,000 pairs of black ICB boots under new contract.

(B) Includes a $228,000 cumulative effect adjustment for goodwill impairment with the adoption of SFAS 142 (See Note 21 to the Consolidated Financial Statements).

(C) In late March, 2003, DSCP invoked its surge option under the Direct Molded Sole (DMS) contract. During the fourth quarter, Wellco shipped 50,000 more pairs of DMS boots than the fourth quarter for the prior year.

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


JAMES T. EMERSON
Retired Engineer

CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of IJL Wachovia

KATHERINE J. EMERSON
Information Systems Controller and CPA
Master Gage and Tool Company

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                     PART II
                                     -------
Items 5, 6, 7, and 8.
--------------------

The information called for by the following items is in the Company's 2004 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                  Annual Report
                                                                       Page No.
--------------------------------------------------------------------------------
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                               43
--------------------------------------------------------------------------------
Item 6.   Consolidated Selected Financial Data                               1
--------------------------------------------------------------------------------
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              4-13
--------------------------------------------------------------------------------
Item 8.   Consolidated Financial Statements and Supplementary
          Data                                                       14-40, 44
--------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our line of credit which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in LIBOR. Our line of credit provides for interest on outstanding borrowings at rates tied to LIBOR. A 1% increase in interest rates on our current borrowings would have had a $ 48,000 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

On March 5, 2004, the Registrant filed a Form 8-K reporting under Item 4, Changes in Registrant's Certifying Accountants, that at a meeting held on March 4, 2004,the audit committee of the Board of Directors of the Company approved the engagement of Dixon Hughes PLLC, the successor in the merger of its current independent auditors, Crisp Hughes Evans LLP, and the firm of Dixon Odom PLLC as its independent auditors effective with the successful merger of the two firms. On March 1, 2004, the audit committee of the Board of Directors was notified that the merger of the two firms was completed and that the firm of Crisp Hughes Evans LLP would resign as independent auditors.

Disclosure was filed in Item 4 of Form 8-K dated March 5, 2004, and is incorporated herein by reference.


Item 9A.  Controls & Procedures
-------   ---------------------

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 3, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III
                                    --------

Responsive information called for by the following Items 10, 11, 12. 13 and 14, except for certain information about executive officers provided and the Registrant's Code of Ethics presented below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 15, 2004, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.
         (Board of Directors)
-------  --------------------------------------------------

         The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------


Name                              Age      Office
David Lutz, CPA                   59      Chairman, Board of Directors,
                                          Chief Executive Officer, President,
Horace Auberry                    73      Chairman Emeritus, Board of
                                          Directors
Rolf Kaufman                      74      Vice Chairman, Board of Directors
Sven Oberg                        65      Vice President-Engineering and
                                          Process Development
Chris Castleberry                 31      Vice President-Technical Director
Fred K. Webb, Jr.                 44      Vice President of Marketing
Richard A. Wood, Jr.              67      Secretary
Tammy Francis, CPA                45      Controller, Treasurer and
                                          Assistant Secretary

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

The Registrant has a Code of Conduct and Ethics that applies to, among others, its principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct and Ethics is filed as
Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)
-------  --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions.
         (Board of Directors/Security Ownership)
-------  ----------------------------------------------

Since the beginning of the 2004 fiscal year, no executive officer of the Registrant or member of his immediate family or record or beneficial owner of more than 5% of the Company's stock has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2004 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

Item 14.  Principal Accountant Fees and Services.
          (Independent Auditors Fees and Services)
--------  --------------------------------------

                                                           PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------

                                                                         Page
                                                                         Number
--------------------------------------------------------------------------------
The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 2004 Annual Report
to Shareholders which is integrated into Part II of this Form
10-K immediately after page 4
--------------------------------------------------------------------------------
Consolidated Balance Sheets -at July 3, 2004 and June 28, 2003            15-16*
--------------------------------------------------------------------------------

                                                                         Page
                                                                         Number
--------------------------------------------------------------------------------
Consolidated Statements of Operations and Comprehensive
Income - for the years
ended July 3, 2004, June 28, 2003 and  June 29, 2002                         14*
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - for the years
ended July 3, 2004, June 28, 2003 and June 29, 2002                       17-18*
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity - for
the years ended July 3, 2004, June 28, 2003 and June 29, 2002                19*
--------------------------------------------------------------------------------
Independent Auditors' Reports                                             41-42*
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                20-40*
--------------------------------------------------------------------------------

* Page number in the 2004 Annual Report to Shareholders included in Part II of this Form 10-K.


2. Financial Statement Schedules

                                                                         Page
                                                                         Number
--------------------------------------------------------------------------------
Schedule II      Valuation and Qualifying Accounts                           26
--------------------------------------------------------------------------------

All other schedules are omitted because they are not applicable or not required.


3. Exhibits
-----------

Exhibit                                                                  Page
 Number          Description                                             Number
--------------------------------------------------------------------------------
   3             Articles of Incorporation and By-Laws                       15
--------------------------------------------------------------------------------
  10             Material Contracts:
                 A. Bonus Arrangement*                                       (b)
--------------------------------------------------------------------------------
                 B. 1996 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                                (c)
--------------------------------------------------------------------------------
                 C. 1997 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                                (d)
--------------------------------------------------------------------------------
                 D. 1997 Stock Option Plan for Non-Employee
                 Directors of Wellco Enterprises, Inc.*                      (e)
--------------------------------------------------------------------------------
                 E. 1999 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                                (f)
--------------------------------------------------------------------------------
                 F. 1999 Stock Option Plan for Non-Employee
                 Directors of Wellco Enterprises, Inc.*                      (g)
--------------------------------------------------------------------------------

Exhibit                                                                  Page
 Number                                                                  Number
--------------------------------------------------------------------------------
                 G.  Employment Agreement with Chairman of
                 Wellco's Board of Directors*                                (h)
--------------------------------------------------------------------------------
                 H.  Amended Employment Agreement with Chairman
                 of Wellco's Board of Directors*                             (i)
--------------------------------------------------------------------------------
  14             Code of Conduct and Ethics                                  16
--------------------------------------------------------------------------------
  21             Subsidiaries of Registrant                                  17
--------------------------------------------------------------------------------
  23             Consent of Experts                                     18 - 19
--------------------------------------------------------------------------------
  31             Certifications of the Chief Executive Officer
                 and Chief Financial Officer under Section 302
                 of the Sarbanes-Oxley Act of 2002, filed herewith.     20 - 23
--------------------------------------------------------------------------------
  32             Certifications of the Chief Executive Officer
                 and Chief Financial Officer under Section 906
                 of the Sarbanes-Oxley Act of 2002, filed herewith.     24 - 25
--------------------------------------------------------------------------------


* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786, accompanied by payment of the following amounts for each copy:
         Exhibit 3         $40.00
         Exhibit 10 A.       2.00
         Exhibit 10 B.       3.00
         Exhibit 10 C.       3.00
         Exhibit 10 D.       3.00
         Exhibit 10 E.       3.00
         Exhibit 10 F.       3.00
         Exhibit 10 G.       3.00
         Exhibit 10 H.       3.00
         Exhibit 14 This exhibit will be furnished without charge upon receipt of a written request to the Corporate Secretary at the address shown above.


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

Item 14 (b) - Reports on Form 8-K
---------------------------------


On May 18, 2004, the Company filed a current report of Form 8-K under Item 12 announcing the Company's results of operations for the three months (third quarter) and nine months ended April 3,2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.



/s/ David Lutz
------------------------------------------------------
By: David Lutz, Chief Executive Officer, President and
Chairman of the Board of Directors
(Chief Executive Officer)
------------------------------------------------------


/s/ Tammy Francis
-------------------------------------------
By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)
-------------------------------------------


Date: October 1, 2004

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



Date: October 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
 of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 3, 2004 and June 28, 2003 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2).These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2004 and June 28, 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects the information set forth therein.





DIXON HUGHES PLLC

Asheville, North Carolina
September 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of Wellco Enterprises, Inc.and subsidiaries for the fiscal year ended June 29, 2002, and have issued our report thereon dated October 14, 2002; such financial statements and report are included in the 2004 Annual Report to Shareholders included herein. Our audit also included the financial statement schedule of Wellco Enterprises, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Charlotte, North Carolina

October 14, 2002

                                                                    EXHIBIT 3
                                                                    ---------

                            WELLCO ENTERPRISES, INC.
                      ARTICLES OF INCORPORATION AND BY-LAWS

The following 36 pages, not separately numbered in this Form 10-K, are the complete Articles of Incorporation and By-Laws of the registrant including those approved on November 18, 2003.

                          CERTIFICATE OF INCORPORATION
                                       OF
                             WELLCO SHOE CORPORATION

         THIS IS TO CERTIFY, that we, the undersigned, do hereby associate ourselves into a corporation under and by virtue of the laws of the State of North Carolina, as contained in Chapter 22 of the Consolidated Statutes, entitled "Corporations" and the several amendments thereto, and do severally agree to take the number of shares of capital stock in the said corporation set opposite our respective names, and to that and do hereby set forth:

         1. The name of this corporation is WELLCO SHOE CORPORATION.

         2. The location of the principal office of the corporation in this State is at 58 North Main Street in the City of Waynesville, County of Haywood; but it may have one or more branch offices and places of business out of the State of North Carolina, as well as in said State.

         3. The objects for which this corporation is formed are as follows:

         To manufacture, buy, sell, import, export and otherwise deal in shoes, slippers, rubbers and boots for men, women and children, hats, gloves, mittens, raincoats, and other goods made of rubber or leather for hand or footwear, including any and all accessories in connection therewith; to acquire, maintain and operate tanneries, textile plants, and otherwise manufacture and deal in all types of textiles; to acquire, maintain and operate plants for the manufacture of raw rubber into rubber goods of every kind and description; to acquire and hold such store or stores as may be necessary to the proper conduct of the business and to do and perform every other act that may be legally performed by a corporation engaged in such business.

         And in order properly to prosecute the objects and purposes above set forth the corporation shall have full power and authority to purchase, lease and otherwise acquire, hold, mortgage, convey and otherwise dispose of all kinds of property, both real and personal, both within North Carolina and in all other states, territories and dependencies of the United States; to purchase the business, good will and all other property of any individual, firm or corporation as a going concern and to assume all its debts, contracts and obligations, provided said business is authorized by the powers contained herein; to construct, equip and maintain buildings, works, factories and plants; to install, maintain and operate all kinds of machinery and appliances; to operate same by steam, water, electricity or other motive power, and generally to perform all acts which may be deemed necessary or expedient for the proper and successful prosecution of the objects and purposes for which the corporation is created.

         To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade-marks and trade names, relating to or useful in connection with any business of the corporation.

         To purchase, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of shares of the capital stock of, or any bonds, securities or evidences of indebtedness created by any other corporation or corporations organized under the laws of this state or any other state, country, nation or government, and while the owner thereof to exercise all the rights, powers and privileges of ownership, including the right to vote thereon.

         To borrow or raise moneys for any of the purposes of the corporation and from time to time without limit as to amount to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidence of indebtedness and to secure the payment of any thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its corporate purposes.

         To purchase, hold, sell and transfer the shares of its own capital stock, provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

         4. The total authorized capital stock of this corporation is One Thousand (1,000) Shares of preferred stock of the par value of One Hundred
($100.00) Dollars  per  share   amounting  in  the  aggregate  to  One  Hundred
Thousand ($100,000.00) Dollars, and One Hundred (100) Shares of common stock without nominal or par value.

         5. The respective designations, preferences, privileges and voting powers or restrictions or qualifications of each class of stock, are to be as follows:

         (a) The holders of the preferred stock shall be entitled to cumulative dividends thereon at the rate of Five ($5.00) Dollars per share per annum and no more, payable out of any and all surplus or net profits of the corporation, quarterly, half-yearly or yearly, as and when declared by the Board of Directors, before any dividends shall be declared set apart for or paid upon the common shares of the corporation. Said dividends on the preferred stock shall be cumulative from the date of issue so that if the corporation shall fail in any year to pay such dividends on all of the issued and outstanding preferred stock, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid or set apart on the common stock. Subject to the foregoing provisions, said preferred stock shall not be entitled to participate in any other or additional surplus or net profits of the corporation.

         (b) In the event of the dissolution of liquidation of the corporation, or a sale of all its assets, whether voluntary or involuntary, or in event of its insolvency or upon any distribution of its capital, there shall be paid to the holders of the preferred stock the par value thereof, to wit, One Hundred ($100.00) Dollars per share and the amount of all unpaid accrued dividends thereon, before any sum shall be paid or any assets distributed among the holders of the common shares; and after the payment to the holders of the preferred stock of its par value and the unpaid accrued dividends thereon, the remaining assets and funds of the corporation shall be divided among and paid to the holders of all the common stock in proportion to their respective holdings of such shares.

         (c) The Board of Directors, in their discretion, may declare and pay dividends on the common shares concurrently with dividends on the preferred stock, for any dividend period of any fiscal year when such dividends are applicable to the common shares; provided, that all accumulated dividends on the preferred stock for all previous fiscal year and all dividends on the preferred stock for the previous dividend periods for the fiscal year shall have been paid in full. The holders of the common stock shall be entitled to share in any dividends declared upon the common stock of the corporation.

         (d) The common stock shall be the sole voting stock to be issued by the corporation, and except as made mandatory by law, the preferred stock shall have no voting rights whatsoever.

         (e) No holder of either the preferred or common stock shall be entitled as of right to purchase or subscribe for any part of any unissued stock of either class, or any additional preferred or common stock to be issued by reason of any increase of the authorized capital stock of the corporation of either common or preferred stock, or bonds, certificates of indebtedness, debentures or other securities convertible into stock of the corporation, but any such unissued stock or such additional authorized issue of new stock or of other securities convertible into stock may be issued and disposed of pursuant to resolution of the Board of Directors to such persons, firms, corporations or associations and upon such terms as may be deemed advisable by the Board of Directors in the exercise of their discretion.

         (f) Said common stock without nominal or par value may be issued by the corporation from time to time for such cash, property, services or expenses as may be determined from time to time by the Board of Directors thereof.

         6. The names and post office addresses of the subscribers for stock and the number of shares subscribed for by each, the aggregate of which being the amount of capital stock with which the corporation will commence business, are as follows:

NAME                    POST OFFICE ADDRESS                 NO. OF SHARES COMMON
----                    -------------------                 --------------------

BERTHA SIMINOW          285 Madison Avenue, N.Y.C.                  One (1)

ELIZABETH PEYSER        285 Madison Avenue, N.Y.C.                  One (1)

J. H. WOODY             Waynesville, N.C.                           One (1)

         7. The period of existence of this corporation is sixty (60) years from the filing of this certificate in the office of the Secretary of State.

         8. In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized;

         To make, alter, amend and rescind the by-laws of this corporation without the assent or vote of the stockholders;

         To fix the amount to be reserved as working capital over and above its capital stock paid in;

         To authorize and cause to be executed mortgages and liens upon the real and personal property of this corporation;

         If the by-laws so provide, to designate two or more of its number to constitute an executive committee, which committee shall for the time being, as provided in said resolution or in the by-laws of this corporation, have and exercise any and all of the powers of the Board of Directors in the management of the business and affairs of this corporation, and have power to authorize the seal of this corporation to be affixed to all papers which may require it.

         To sell, transfer and convey all of the corporate property when approved by the affirmative vote of the holders of two-thirds of the issued and outstanding stock entitled to vote at a stockholders' meeting, notice of which contains notice of the proposed sale.

         To sell, transfer and convey any part of the corporate, real or personal property.

         This corporation may in its by-laws confer powers upon its directors in addition to the foregoing, and in addition to the powers and authorities expressly conferred upon them by statute.

         9. Directors shall have power, if the by-laws so provide, to hold their meetings, and to keep the books of the corporation (except the stock and transfer books), outside of the State of North Carolina at such places as may be from time to time designated by the Board of Directors.

         10. This corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

         IN TESTIMONY WHEREOF, we have hereunto set our hands and affixed our seals, this the 12th day of March, 1941.


                                                     BERTHA SIMINOW   (SEAL)
                                                     --------------

                                                     ELIABETH PEYSER (SEAL)
                                                     ---------------

                                                     J H WOODY         (SEAL)
                                                     ---------

         AGREEMENT OF MERGER made this 29th day of June, 1946, between WELLCO SHOE CORPORATION, a corporation organized under the laws of the State of North Carolina (the constituent corporation which will survive), and WELLCO SALES COMPANY, INC., a corporation organized under the laws of the State of New York (the other constituent corporation).

                               W I T N E S S T H:

         WHEREAS, Wellco Shoe Corporation (hereinafter called "Wellco Shoe", "the corporation", or "the surviving corporation"), is a corporation duly organized and existing under the laws of the State of North Carolina, having been incorporated under the laws of the State of North Carolina as contained in Chapter 22 of the Consolidated Statutes entitled "Corporations", and the several amendments thereto, on the 19th day of March, 1941, and

         WHEREAS, Wellco Sales Company, Inc. (hereinafter called "Wellco Sales"), is a corporation duly organized and existing under the laws of the state of New York, having been incorporated pursuant to Article Two of the Stock Corporation Law of the State of New York, on the 2nd day of March, 1944, and

         WHEREAS, Wellco Shoe has an authorized capital stock of one thousand (1,000) shares of Preferred Stock of the par value of One Hundred ($100.00) Dollars per share, and one hundred (100) shares of Common Stock, without nominal or par value, all of which are presently outstanding, and

         WHEREAS, Wellco Sales has an authorized capital stock of six hundred
(600) shares, of which one hundred (100) shares having a par value of One Hundred ($100.00) Dollars each are Preferred Stock, and five hundred (500) shares are Common Stock without par value, of which three hundred (300) shares of Common Stock without par value are presently outstanding (fifty (50) shares of Preferred Stock previously outstanding having been redeemed by said Wellco Sales), and

         WHEREAS, Wellco Shoe and Wellco Sales desire to merge under and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina of 1943 entitled "Corporations" and other related provisions of the laws of the State of North Carolina, and Section 91 of the Stock Corporation Law of the State of New York;

         NOW, THEREFORE, in consideration of the premises and the mutual agreement, covenants and provisions herein contained, it is hereby agreed by and between said parties hereto, and in accordance with Chapter 55 of the General Statutes of North Carolina of 1943 entitled "Corporations" and other related provisions of the laws of North Carolina, and Section 91 of the Stock Corporation Law of the State of New York, that Wellco Sales shall be and it hereby is merged into the constituent corporation, Wellco Shoe, and Wellco Shoe, as the surviving corporation, shall continue to exist under and by virtue of the laws of the State of North Carolina. Wellco Sales shall, pursuant to this agreement, and a resolution of its stockholders, be completely liquidated, and all of its properties and assets shall be transferred and distributed to Wellco Shoe in complete cancellation of all of the stock of Wellco Sales; and the stockholders of Wellco Sales shall, in exchange for their stock of Wellco Sales, receive shares of stock of Wellco Shoe as hereinafter provided.

         The terms and conditions of said merger and the mode of carrying it into effect, shall be as set forth in the following Articles "First" to "Thirteenth", inclusive.

         Article First: The name of the corporation shall continue to be WELLCO SHOE CORPORATION.

         Article Second: The location of the principal office of the corporation in the State of North Carolina is in the city of

Waynesville, County of Haywood; but it may have one or more branch offices and places of business out of the State of North Carolina, as well as in said State.

         Article Third: The objects for which the surviving corporation is formed are as follows:

         To manufacture, buy, sell, import, export and otherwise deal in shoes, slippers, rubbers and boots for men, women and children, hats, gloves, mittens, raincoats, and other goods made of rubber or leather for hand or footwear, including any and all accessories in connection therewith; to acquire, maintain and operate tanneries, textile plants, and otherwise manufacture and deal in all types of textiles; to acquire, maintain and operate plants for the manufacture of raw rubber into rubber goods of every kind and description; to acquire and hold such store or stores as may be necessary to the proper conduct of the business and to do and perform every other act that may be legally performed by a corporation engaged in such business.

         And in order properly to prosecute the objects and purposes above set forth the corporation shall have full power and authority to purchase, lease and otherwise acquire, hold, mortgage, convey and otherwise dispose of all kinds of property, both real and personal, both within North Carolina and in all other states, territories and dependencies of the United States; to purchase the business, good will and all other property of any individual, firm or corporation as a going concern and to assume all its debts, contracts and obligations, provided said business is authorized by the powers contained herein; to construct, equip and maintain buildings, works, factories and plants; to install, maintain and operate all kinds of machinery and appliances; to operate same by steam, water, electricity or other motive power, and generally to perform all acts which may be deemed necessary or expedient for the proper and successful prosecution of the objects and purposes for which the corporation is created.

         To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade marks and trade names, relating to or useful in connection with any business of the corporation.

         To purchase, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of shares of the capital stock of, or any bonds, securities or evidences of indebtedness created by any other corporation or corporations organized under the laws of this state or any other state, country, nation or government, and while the owner thereof to exercise all the rights, powers and privileges of ownership, including the right to vote thereon.

         To borrow or raise moneys for any of the purposes of the corporation and from time to time without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness and to secure the payment of any thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its corporate purposes.

         To purchase, hold, sell and transfer the shares of its own capital stock, provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

         Article Fourth: The total authorized capital stock of the corporation shall be one thousand (1,000) shares of Preferred Stock of the par value of One Hundred ($100.00) Dollars per share, amounting in the aggregate to One Hundred Thousand ($100,000.00) Dollars, and two hundred (200) shares of Class A

Common Stock without nominal or par value, and three hundred (300) shares of Class B Common Stock without nominal or par value.

         Article Fifth: The respective designations, preferences, privileges and voting powers or restrictions or qualifications of each class of stock, are to be as follows:

         (a) The holders of the Preferred Stock shall be entitled to cumulative dividends thereon at the rate of Five ($5.00) Dollars per share per annum and no more, payable out of any and all surplus or net profits of the corporation, quarterly, half-yearly, or yearly, as and when declared by the Board of Directors, before any dividends shall be declared set apart for or paid upon the Common Shares of the corporation. Said dividends on the Preferred Stock shall be cumulative from the date of issue so that if the corporation shall fail in any year to pay such dividends on all of the issued and outstanding Preferred Stock, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid or set apart on the common stock. Subject to the foregoing provisions, said Preferred Stock shall not be entitled to participate in any other or additional surplus or net profits of the corporation.

         (b) In the event of the dissolution or liquidation of the corporation, or a sale of all its assets, whether voluntary or involuntary, or in event of its insolvency or upon any distribution of its capital, there shall be paid to the holders of the Preferred Stock the par value thereof, to wit, One Hundred ($100.00) Dollars per share and the amount of all unpaid accrued dividends thereon, before any sum shall be paid or any assets distributed among the holders of the Common shares; and after the payment to the holders of the Preferred Stock of its par value and the unpaid accrued dividends thereon, the remaining assets and funds of the corporation shall be divided among and paid to the holders of all the Common shares in proportion to their respective holdings of such shares, irrespective of the class to which such shares belong.

         (c) The Board of Directors, in their discretion, may declare and pay dividends on the Common shares concurrently with dividends on the Preferred Stock, for any dividend period of any fiscal year when such dividends are applicable to the Common shares; provided, that all accumulated dividends on the Preferred Stock for all previous fiscal years and all dividends on the Preferred Stock for the previous dividend periods for the fiscal year shall have been paid in full. The holders of the Common Stock shall be entitled to share in any dividends declared upon the Common Stock of the corporation.

         (d) The Class A Common Stock shall be the sole voting stock to be issued by the corporation, and except as made mandatory by law, the Preferred Stock and the Class B Common Stock shall have no voting rights whatsoever.

         (e) No holder of either the Preferred or Common stock shall be entitled as of right to purchase or subscribe for any part of any unissued stock of either class, or any additional Preferred or Common Stock to be issued by reason of any increase of the authorized capital stock of the corporation of either Common or Preferred Stock, or bonds, certificates of indebtedness, debentures or other securities convertible into stock of the corporation, but any such unissued stock or such additional authorized issue of new stock or of other securities convertible into stock may be issued and disposed of pursuant to resolution of the Board of Directors to such persons, firms, corporations or associations and upon such terms as may be deemed advisable by the Board of Directors in the exercise of their discretion.

         (f) Said Common Stock without nominal or par value may be issued by the corporation from time to time for such cash, property, services or expenses as may be determined from time to time by the Board of Directors hereof.

         (g) Except with respect to the voting rights as hereinbefore provided in subdivision "(d)" hereof, there shall be no distinction between the Class A and Class B Common Stock of the corporation, and the rights of the respective holders of said classes of stock shall at all times be the same.

         Article Sixth: The period of existence of this corporation is sixty
(60) years from the filing of this certificate in the office of the Secretary of State.

         Article Seventh: In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

         To make, alter, amend and rescind the by-laws of this corporation without the assent or vote of the stockholders;

         To fix the amount to be reserved as working capital over and above its capital stock paid in;

         To authorize and cause to be executed mortgages and liens upon the real and personal property of this corporation;

         If the by-laws so provide, to designate two or more of its number to constitute an executive committee, which committee shall for the time being, as provided in said resolution or in the by-laws of this corporation, have and exercise any and all of the powers of the Board of Directors in the management of the business and affairs of this corporation, and have power to authorize the seal of this corporation to be affixed to all papers which may require it.

         To sell, transfer and convey all of the corporate property when approved by the affirmative vote of the holders of two-thirds of the issued and outstanding stock entitled to vote at a stockholder meeting, notice of which contains notice of the proposed sale.

         To sell, transfer and convey any part of the corporate, real or personal property.

         This corporation may in its by-laws confer powers upon its directors in addition to the foregoing, and in addition to the powers and authorities expressly conferred upon them by statute.

         Article Eighth: Directors shall have power, if the by-laws so provide, to hold their meetings, and to keep the books of this corporation (except the stock and transfer books), outside of the State of North Carolina at such places as may be from time to time designated by the Board of Directors.

         Article Ninth: The initial Board of Directors of the corporation who shall hold their offices until their successors be chosen, according to the by-laws of the corporation, shall consist of five members who shall be the following persons, whose places of residence are set opposite their respective names:

           LEO WEILL                          - Waynesville, N. C.
           OTTO FEISTMANN                     - Jackson Bldg., Asheville, N. C.
           HEINZ ROLLMAN                      - Waynesville, N. C.
           J. H. WOODY                        - Waynesville, N. C.
           GEORGE M. JAFFIN                   - 285 Madison Ave., New York City

         Article Tenth: This corporation reserves the right to amend, alter, change or repeal any provision contained in this agreement of merger, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

         Article Eleventh: The manner of converting shares of the constituent corporations into shares of the surviving corporation, shall be as follows:

         (a) Each of the outstanding shares of the Preferred Stock of Wellco Shoe shall continue to remain outstanding shares of Preferred Stock without change.

         (b) Each of the outstanding shares of the Common Stock of Wellco Shoe held by any person, shall forthwith upon the filing and recording of this agreement as required by law, be converted into two (2) shares of the Class A Common Stock of the surviving corporation, and each holder of a certificate or certificates of such Common Stock of Wellco Shoe, upon surrender of his certificate or certificates therefor to the surviving corporation for cancellation, shall be entitled to receive certificates for the number of shares of Class A Common Stock of the surviving corporation to which he may be entitled.

         (c) Each of the outstanding shares of the Common Stock of Wellco Sales held by any person shall, forthwith upon the filing and recording of this agreement as required by law, be converted into one (1) share of the Class B Common Stock of the surviving corporation, and each holder of a certificate or certificates of such Common Stock of Wellco Sales, upon surrender of his certificate or certificates therefor to the surviving corporation for cancellation, shall be entitled to receive certificates for the number of shares of Class B Common Stock of the surviving corporation to which he may be entitled.

         (d) The fifty (50) shares of Preferred Stock of Wellco Sales heretofore redeemed by Wellco Sales, shall be canceled and no new stock shall be issued by the surviving corporation therefor.

         (e) Until surrender for new stock certificates of the surviving corporation in accordance with the provisions of this Article Eleventh, the outstanding certificates of stock of Wellco Shoe and Wellco Sales to be converted into such stock of the surviving corporation as provided in this agreement of merger, may be treated by the surviving corporation for all corporate purposes as evidencing respectively the ownership of the number of shares of stock of the surviving corporation to which the respective holders thereof shall be entitled upon surrender thereof in exchange for stock of the surviving corporation.

         Article Twelfth: It shall be a condition precedent to the effectuation of the merger provided for herein that the holders of all of the outstanding Common Stock of Wellco Sales and all of the Preferred Stock and Common Stock of Wellco Shoe, shall either vote in favor of or otherwise irrevocably assent to this agreement of merger. Upon the failure of the foregoing conditions, this agreement of merger shall be deemed to be terminated.

         Article Thirteenth: When this agreement shall have been signed, acknowledged, filed and recorded as required by Chapter 55 of the General Statutes of North Carolina of 1943 "Corporations" and other related provisions of the laws of the State of North Carolina, and Section 91 of the Stock Corporation Law of the State of New York, Wellco Sales shall be merged into Wellco Shoe and it thereupon shall be liquidated and cease to exist, and Wellco Shoe, as the surviving corporation, shall continue in existence and shall possess all the rights, privileges, powers and franchises and all and singular the rights, privileges, powers and franchises of each of the constituent corporations, and all property, real, personal and mixed, and all debts due to each of them on whatever account, as well for stock subscriptions as of other things in action or belonging in each of them, shall be vested in Wellco Shoe as the surviving corporation, and all property, rights, privileges, powers and franchises, and all and every other interest shall be thereafter as effectually the property of the surviving corporation as they were of the constituent corporations, and title to any real estate, whether by deed or otherwise, under the laws of the States of North Carolina and New York vested in Wellco Shoe or Wellco Sales, shall not revert or be in any way impaired by reason of this merger; provided that all rights of creditors and all liens upon the property of either of the constituent corporations shall be preserved unimpaired, and all debts, liabilities and duties of the constituent corporations shall thenceforth attach to the surviving corporation and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it.

         IN WITNESS WHEREOF, this agreement of merger has been executed by each of the constituent corporations, and the corporate seal of each of the constituent corporations has hereunto been affixed and attested as of the day and year first above written.


                                                        WELLCO SHOE CORPORATION
ATTEST:


                                                        BY: LEO WEILL
                                                        -------------
RUDOLF HOLLAUS                                              President
--------------
Secretary

                                                       (Corporate seal)



                                                      WELLCO SALES COMPANY, INC.
ATTEST:


                                                      BY: OTTO FEISTMANN
                                                      ------------------
HARRY SCHNEIDER                                           President
---------------
Secretary


                                                       (Corporate seal)

                      ARTICLES OF AMENDMENT TO THE CHARTER
                                       OF
                             WELLCO SHOE CORPORATION


         The undersigned corporation, for the purpose of amending its Articles of Incorporation and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, known as the Business Corporation Act, and particularly pursuant to Section 55-103 thereof, hereby executes the following Articles of Amendment.

         1. The name of the corporation at the date of execution of these Articles of Amendment is Wellco Shoe Corporation, but one of the changes effected by these Articles of Amendment is to change the name of the corporation to Wellco Ro-Search Industries, Inc.

         2. The amendment adopted by action of the Board of Directors and the Shareholders is that the Charter of Wellco Shoe Corporation be amended by striking out all of the Articles thereof numbered First, Second, Fourth and Fifth, as set forth in the Charter of Wellco Shoe Corporation as the same has been heretofore amended and filed in the Office of the Secretary of State of the State of North Carolina, and be inserting in lieu thereof the Articles numbered First, Second, Fourth and Fifth set forth in Exhibit "A" attached hereto.

         3. The date of the adoption of this amendment by the Shareholders was October 31, 1961.

         4. The number of shares of the corporation outstanding at the time of the adoption of said amendment was 1,544 shares of 5% Cumulative Preferred Stock, 12,507 shares of Class A Common Stock, and 23,277 shares of Class B Common Stock, all of which shares were entitled to vote thereon. The 1,544 shares of 5% Cumulative Preferred Stock were entitled to vote thereon as a class. The 35,734 shares of Common Stock, consisting of 12,507 shares of Class A Common Stock and 23,277 shares of Class B Common Stock, were entitled to vote thereon as a class.

         5. The number of shares voted for such amendment was 1,412 shares of 5% Cumulative Preferred Stock and 35,669 shares of Common Stock (both Class A and Class B Common Stock voting together as a class and being in this paragraph referred to as "Common Stock"), and the number of shares voted against such amendment was 8 shares of 5% Cumulative Preferred Stock. Voting within each class entitled to vote as a class was as follows:

         Class                                          Number of Shares Voted
         -----                                          ----------------------
                                                        For              Against
                                                        ---              -------

5% Cumulative Preferred Stock                           1,412             8
Common Stock                                           35,669            None

         6. Any exchange, reclassification or cancellation of issued shares will be effected in the following manner: Each share of 5% Cumulative Preferred Stock heretofore issued and presently outstanding shall be reclassified and exchanged on a share-for-share basis into one share of 5% Cumulative Convertible Preferred Stock authorized by the amendment effected hereby, and the Class B Common Stock shall be exchanged and reclassified and the Class A Common Stock shall be convertible in the manner set forth in the amendment.

         7. Such amendment does not effect a change in the amount of stated capital of the corporation.

         8. The amendment hereby effected does not give rise to dissenter's rights under G. S. 55-101(b) for the reason that the amendment does not change the corporation into a non-profit corporation or cooperative organization, nor does the amendment effect any changes as described in paragraphs (1), (2), (3),
(4) and (5) of Subsection (a) of G. S. 55-101 in the 5% Cumulative Preferred Stock heretofore authorized, issued and outstanding, nor would the amendment to the prejudice of any holder of such shares create or increase any priority, dividend preference, cumulative dividend right, redemption price or liquidation preference of any other then issued shares; nor would the amendment authorize the corporation to issue shares of any new class having preferences as to dividends or liquidation prior to such shares.

         IN WITNESS WHEREOF, said corporation has caused these Articles of Amendment to be executed in its corporate name by its President and Secretary and its corporate seal to be hereunto affixed, this the 12th day of December, 1961.

                                             WELLCO SHOE CORPORATION
                                             (Name Changed Hereby To
                                             WELLCO RO-SEARCH INDUSTRIES, INC.)

                                             BY: HEINZ ROLLMAN
                                                 -------------
                                                 President
ATTEST:

ERNEST ROLLMAN
--------------
Secretary

STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD

         HEINZ W. ROLLMAN, being the President, and ERNEST E. ROLLMAN, being the Secretary of the above named corporation, each being duly sworn, deposes and says that the facts stated in the foregoing "Articles of Amendment" are true and correct.

                                                 HEINZ ROLLMAN
                                                 -------------

                                                 ERNEST ROLLMAN
                                                 --------------

         Sworn to and subscribed before me this 12th day of December, 1961.

                                                 MARGUERITE W. SHOOK
                                                 -------------------
                                                 Notary Public

My commission expires:

October 5, 1962
---------------

              AMENDMENTS TO THE CHARTER OF WELLCO SHOE CORPORATION

                       AS ADOPTED BY VOTE OF STOCKHOLDERS

                AT SPECIAL STOCKHOLDERS' MEETING OCTOBER 31, 1961
                -------------------------------------------------


         ARTICLE FIRST: The name of the corporation shall be Wellco Ro-Search Industries, Inc.

         ARTICLE SECOND: The location of the principal office of the corporation in the State of North Carolina is at Georgia and Pine Streets in the Town of Hazelwood, County of Haywood, North Carolina; but it may have one or more branch offices and places of business out of the State of North Carolina, as well as in said State.

         ARTICLE FOURTH: The total authorized capital stock of the corporation shall be three thousand (3,000) shares of five per cent. (5%) Cumulative Convertible Preferred Stock, of the par value of ONE HUNDRED AND NO/100 DOLLARS ($100.00) per share, amounting in the aggregate to THREE HUNDRED THOUSAND AND NO/100 DOLLARS ($300,000.00), and fifteen thousand (15,000) shares of Class A Common Stock without nominal or par value, and five hundred thousand (500,000) shares of Class B Common Stock of the par value of ONE AND NO/100 DOLLARS ($1.00) per share. Each share of the heretofore authorized and presently issued and outstanding shares of Class B Common Stock without nominal or par value is hereby changed and converted into ten (10) shares of the hereby authorized Class B Common Stock of the par value of ONE AND NO/100 DOLLARS ($1.00) per share. Each share of Class A Common Stock shall be convertible at the option of the respective holders thereof into ten (10) shares of Class B Common Stock, and after the conversion of all of the outstanding shares of Class A Common Stock into Class B Common Stock, the authorized Class A Common Stock shall thereby be eliminated, and all authorized Class B Common Stock of the par value of ONE AND NO/100 DOLLARS ($1.00) per share (including all amounts thereof then outstanding) shall thereafter be designated as the Common Stock of the Corporation.

         ARTICLE FIFTH: The designations, preferences, privileges, limitations, voting powers and relative rights of the shares of each class of stock and the restrictions or limitations thereof shall be as follows:

         (a) The 5% Cumulative Convertible Preferred Stock shall be entitled, in preference to the Common Stock, when and as declared by the Board of Directors from funds legally available therefor, to dividends at the rate of five per cent (5%) of the par value thereof per annum, payable quarterly on January 1, April 1, July 1, and October 1, of each year, or otherwise as the Board of Directors may determine (the periods between such dates, commencing on such dates, being herein referred to as "dividend periods"). Such dividends of the 5% Cumulative Convertible Preferred Stock shall be cumulative from the date of issuance thereof. If, at the time of the issuance of any shares of 5% Cumulative Convertible Preferred Stock, dividends upon the shares of 5% Cumulative Convertible Preferred Stock at the time outstanding shall not then have been paid or declared and set apart for payment, at the full rate to which said shares are entitled, to the beginning of the then current dividend period, no dividends shall be declared or paid on the shares of the 5% Cumulative Convertible Preferred Stock issued at such time until all such dividends in arrears shall have been paid or declared and set apart for payment as aforesaid, and none of the provisions hereof shall be deemed to prevent the declaration and payment of such dividends in arrears without a declaration or payment of dividends on additional shares so issued. No dividends shall be paid or set apart for payment on the Common Stock at any time unless the total amount of dividends theretofore paid or declared and set apart for payment on then outstanding 5% Cumulative Convertible Preferred Stock shall be equal to Five Dollars ($5.00) per annum for each share of such 5% Cumulative Convertible Preferred Stock from the date when it became cumulative to the end of the current dividend period.

         Whenever full cumulative dividends, as aforesaid, on all shares of 5% Cumulative Convertible Preferred Stock then outstanding for all past dividend periods and for the current dividend period shall have been paid or declared and set apart for payment, dividends may be declared and paid or set apart for payment on the Common Stock, when and to the extent that the Board of Directors shall determine, and no holder of any shares of 5% Cumulative Convertible Preferred Stock as such shall be entitled to share therein.

         (b) In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, or any proceedings resulting in any distribution of all its assets to its stockholders, before any distribution shall be made to the holders of the Common Stock, each holder of shares of 5% Cumulative Convertible Preferred Stock shall be entitled to be paid on each share of such stock held by him the sum of One Hundred Dollars ($100.00), plus an amount equal to accrued dividends. After such payment to the holders of the 5% Cumulative Convertible Preferred Stock of the full preferential amounts hereinbefore provided for, the holders of the 5% Cumulative Convertible Preferred Stock as such shall have no right or claim to the remaining assets and funds shall (subject to the rights, if any, of others therein) be divided and distributed among the holders of the Common Stock of the Corporation according to their respective interests. The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock such remaining assets of the Corporation to which such holders may be entitled at such valuations as it in its sole discretion shall determine. The sale of all the property of the Corporation to, or the merger or consolidation of the Corporation into or with any other corporation shall not be deemed to be a distribution of assets or a dissolution, liquidation or winding up or proceeding resulting in a distribution of all its assets to its stockholders for the purpose of this subdivision.

         (c) At the option of the Board of Directors of the Corporation, the 5% Cumulative Convertible Preferred Stock may be redeemed in whole or in part, at any time and from time to time after the issuance thereof, at One Hundred Dollars ($100.00) per share and accrued dividends to the date of redemption. If less than all the shares of the 5% Cumulative Convertible Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or in such other equitable manner as the Board of Directors shall determine.

         Notice of the intention of the Corporation to redeem shares of the 5% Cumulative Convertible Preferred Stock or any part thereof, and of the date and place of redemption, shall be mailed not less than thirty nor more than sixty days previous to the date of redemption to each holder of record of the shares to be redeemed at his last known post office address as shown by the records of the Corporation. Such notice shall also contain notification of the right of each holder of record of the shares to be redeemed to convert any or all of such shares into shares of Common Stock as hereinafter set forth, provided such conversion right is exercised on or before, but not after, the close of business on the seventh calendar day preceding the redemption date specified in such notice. The holders of any shares of 5% Cumulative Convertible Preferred Stock so called for redemption shall, as to any of such shares as to which they shall not have theretofore exercised the right of conversion into shares of Common Stock as hereinafter provided, on the redemption date specified in such notice, provided the redemption price is then made available to them, cease to be stockholders of the Corporation with respect to such shares, and all rights with respect to said shares so called for redemption shall, on such redemption date, cease and terminate, except only the rights of the holders thereof to receive the redemption price therefor without interest.

         At any time after the close of business on the seventh calendar day preceding the redemption date specified in such notice, the Corporation may deposit the aggregate redemption price (or the portion thereof not already paid in the redemption of shares so to be redeemed) with any bank or trust company in the City of New York, State of New York, or in the City of Asheville, State of North Carolina, having a capital and surplus of not less than One Million Dollars ($1,000,000.00), named in a notice mailed to the holders of the shares called for redemption and represented by certificates not theretofore surrendered, payable in the amounts aforesaid to the respective orders of the record holders of such shares to be redeemed, on endorsement, if required, and surrender of their certificates for said shares, and from and after the making of any such deposit, said holders shall have not interest in or claim against or rights as a stockholder of the Corporation with respect to said shares but shall be entitled only to receive said moneys from said bank or trust company without interest, on endorsement, if required, and surrender of their certificates as aforesaid. The Corporation shall be entitled to receive from any such bank or trust company on any moneys deposited as in this subdivision provided, and the holders of any shares so redeemed shall have no claim to any such interest. Any moneys so deposited and remaining unclaimed at the end of six years from the date fixed for redemption shall, if thereafter requested by resolution of the Board of Directors, be repaid to the Corporation, and in the event of such repayment to the Corporation such holders of record of the shares so redeemed, as shall not have made claim against such moneys prior to such repayment to the Corporation, shall be deemed to be unsecured creditors of the Corporation, but only for a period of two years from the date of such repayment (after which all rights of the holders of said shares, as unsecured creditors or otherwise, shall cease) for an amount equivalent to the amount deposited as above states for the redemption of such shares and so repaid to the Corporation but shall in no event be entitled to any interest.

         (d) Subject to and upon compliance with the provisions of this paragraph (d), each share of 5% Cumulative Convertible Preferred Stock may, at the option of the holder thereof and at any time so long as the conversion right shall continue in effect as herein provided, be converted into as many fully paid and non-assessable whole shares of Common Stock of the Corporation as result from dividing the par value of the 5% Cumulative Convertible Preferred Stock so being converted by the conversion price, which shall be Eight Dollars ($8.00) per share unless such price has been adjusted as provided in subdivisions A or B of this paragraph (d), in which case such adjusted price shall be the conversion price. The conversion right herein provided shall, as to any share of 5% Cumulative Convertible Preferred Stock, continue in effect unless (and until such share shall be called for redemption, and in such case, shall continue in effect until) and including, but not after, the close of business on the seventh calendar day preceding the redemption date which may be specified in the notice of redemption issued with respect to such share.

         In order to exercise the conversion privilege, any holder of a share or shares shall continue in effect as hereinabove provided, surrender the certificate for such share or shares of the 5% Cumulative Convertible Preferred Stock so to be converted, duly endorsed for transfer, to the Corporation at its home office or any place or places where the Corporation shall maintain a transfer agency, together with written notice that the holder elects to convert the shares represented by such certificate. As promptly as practicable thereafter, the Corporation shall issue and deliver to such holder a certificate or certificates for the number of whole shares of Common Stock issuable upon such conversion, together with payment of accrued dividends to the date of conversion. The Corporation shall not be required to issue fractions of shares of Common Stock upon conversion of the 5% Cumulative Convertible Preferred Stock, but if any fractional interest in a share of Common Stock shall be deliverable upon such conversion, the Corporation shall purchase such fractional interest for an amount in cash equal to the product obtained by multiplying the conversion price by such fraction. The conversion shall be deemed to have been effected on the date on which the certificate for 5% Cumulative Convertible Preferred Stock shall have been surrendered and written notice of the election to convert shall have been received by the Corporation as aforesaid and the person or persons in whose name or names any certificate or certificates shall be deemed to have become, at such time, a holder or holders of record of the shares represented thereby.

         A. In case the Corporation shall at any time or from time to time hereafter issue or sell any shares of its Common Stock (except as provided in clause (6) of this subdivision A) for a consideration per share less than any conversion price in effect immediately prior to the time of such issue or sale, then forthwith upon such issue or sale, said conversion price shall (until another such issue or sale) be reduced to a price determined by dividing:

         (i) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale, multiplied by the then existing conversion price, and (b) the consideration, if any, received by the Corporation upon such issue or sale, by

         (ii) the total number of shares of Common Stock outstanding immediately after such issue or sale;

provided, however, that no adjustment shall be made if the amount of such adjustment shall be less than 10 cents per share.

         For the purposes of any computation to be made in accordance with the provisions of this subdivision A, the following provisions shall be applicable:

         (1) In case of the issuance of additional shares of Common Stock for cash, the consideration received by the Corporation therefor shall be deemed to be the amount of cash received by the Corporation for such shares, after deducting any all commissions and other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such shares.

         (2) In case of the issuance (otherwise than upon conversion or exchange of obligations or shares of stock of the Corporation) of additional shares of Common Stock for a consideration other than cash or a consideration a part of which shall be other than cash, the amount of the consideration other than cash received by the Corporation for such shares shall be deemed to be the value of such consideration as determined in good faith by the Board of Directors of the Corporation.

         (3) In the case of the issuance of any rights to subscribe for or to purchase, or of any options for the purchase of, additional shares of Common Stock at a price per share for the additional shares of Common Stock issuable upon the exercise of such rights or options less than the current conversion price in effect immediately prior to the issuance of such rights or options, then the issuance of such rights or options shall be deemed to be an issuance (as of the date of issuance of such rights or options) of the total maximum number of shares of Common Stock issuable upon the exercise of all such rights or options. In such case, any amount received or receivable by the Corporation in consideration of the issuance of such rights or options (plus the minimum aggregate amount of premium or additional consideration payable to the Corporation upon the exercise of such rights or options) after deducting therefrom any commissions or other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such rights or options, shall be deemed to be the consideration actually received (as of the date of issuance of such rights or options) for the issuance of such additional shares of Common Stock.

         (4) In case of the issuance of any obligations or of any shares of stock of the Corporation that shall be convertible into or exchangeable for shares of Common Stock, then the issuance of such obligations or shares shall be deemed to be an issuance (as of the date of issuance of such obligations or shares) of the total maximum number of additional shares of Common Stock issuable upon the conversion or exchange of all such obligations or shares. In such case, any amount received or receivable by the Corporation in consideration of the issuance of such obligations or shares convertible into or exchangeable for shares of Common Stock (plus the minimum aggregate amount of premium or additional consideration payable to the Corporation upon the conversion or exchange of such obligations or shares) after deducting therefrom any commissions or other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such obligations or shares, shall be deemed to be the consideration actually received (as of the date of issuance of such additional shares of Common Stock.

         (5) In case of the issuance of additional shares of Common Stock as a dividend, the aggregate number of shares of Common Stock issued in payment of such dividend shall be deemed to have been issued and to be outstanding on the day next succeeding the record date for the determination of stockholders entitled to such dividend and shall be deemed to have been issued without consideration.

         (6) The number of shares of Common Stock at any time outstanding shall include any shares of Common Stock then owned or held by or for the account of the Company.

         (7) No adjustment of the conversion price shall be made in connection with the issuance of shares of 5% Cumulative Convertible Preferred Stock or in connection with the issuance of shares of Common Stock upon conversion of any shares of 5% Cumulative Convertible Preferred Stock.

         B. In case the Corporation shall at any time subdivide or combine the outstanding shares of Common Stock, each conversion price shall be proportionately decreased in the case of subdivision or increased in the case of combination, effective at the close of business on the date of such subdivision or combination.

         In case of any reclassification or change of outstanding shares of Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), or in case of any consolidation of the Corporation with, or merger of the Corporation into, another corporation (other than a consolidation with a subsidiary in which consolidation the Corporation is the continuing corporation and which does not result in any reclassification or change of outstanding shares of the Common Stock), or in case of any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety, the holders of the 5% Cumulative Convertible Preferred Stock shall have the right to convert the 5% Cumulative Convertible Preferred Stock into the kind and amount of shares of stock and other securities and property receivable upon such reclassification, change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock into which the 5% Cumulative Convertible Preferred Stock might have been converted immediately prior to such reclassification, change, consolidation, merger, sale or conveyance.

         If, in any case, the terms and conditions set forth in subparagraphs A or B of this paragraph (d) of ARTICLE FIFTH are for any reason not specifically applicable to any state of facts which shall in fact arise, the conversion price shall be adjusted by the Board of Directors in its discretion so as to carry out as nearly as practicable the purposes and objectives of the provisions as herein set forth and any such determination by the Board of Directors shall be binding for the purposes hereof on all persons claiming rights as holders of shares of Preferred Stock.

         Whenever a conversion price is adjusted as herein provided, the Corporation shall mail to the holders of the 5% Cumulative Convertible Preferred Stock a certificate signed by or bearing the facsimile signature of an officer of the Corporation showing the new conversion price and the computation thereof.

         (e) The Corporation may purchase to the extent permitted by law, in the open market, or otherwise, for such consideration as its Board of Directors may deem adequate, any shares of its 5% Cumulative Convertible Preferred Stock or any shares of its Common Stock.

         (f) Each holder of record of Common Stock shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation. Except as hereinafter stated, or as may be otherwise provided by law, the holders of the 5% Cumulative Convertible Preferred Stock shall not be entitled to vote at any meeting of stockholders or election of the Corporation or otherwise to participate in any action taken by the Corporation or the stockholders thereof. In any instance where the holders of 5% Cumulative Convertible Preferred Stock shall be entitled to vote as hereinafter stated, each holder of record of 5% Cumulative Convertible Preferred Stock shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation.

         (g) Upon the vote of a majority of all the Directors of the Corporation and of the holders of a majority of the total number of shares then issued and outstanding and entitled to vote, the Corporation may from time to time increase or decrease the amount of the authorized 5% Cumulative Convertible Preferred Stock or Common Stock or both; provided, however, that the authorized number of shares of 5% Cumulative Convertible Preferred Stock shall not be increased, unless the stockholders voting therefor shall include the holders of not less than two-thirds of the total number of shares of 5% Cumulative Convertible Preferred Stock then issued and outstanding.

         Upon the vote of a majority of all the Directors of the Corporation and of the holders of a majority of the total number of shares then issued and outstanding and entitled to vote, the Corporation may from time to time create or authorize one or more other classes of stock, any or all of which classes may be stock with par value or stock without par value with such voting powers, full or limited, or without voting powers, and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as shall be determined by said vote which may be the same or different from the voting powers, designation, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of the classes of stock of the Corporation then authorized, provided, however, that no new class of stock shall hereafter be created which is entitled to dividends or shares in distribution of assets on a parity with or in priority to the 5% Cumulative Convertible Preferred Stock unless either (1) the stockholders voting for the creation of such new class of stock shall include the holders of not less than two-thirds of the number of shares of the 5% Cumulative Convertible Preferred Stock then outstanding, or (2) the holders of not less than two-thirds of the number of shares of 5% Cumulative Convertible Preferred Stock then outstanding shall consent thereto in writing.

Neither the amounts which the holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive as dividends or in distribution of assets in preference to the holders of the Common Stock, nor the price at which the 5% Cumulative Convertible Preferred Stock may be redeemed shall be decreased nor may the conversion privileges of the holder of the 5% Cumulative Convertible Preferred Stock be adversely modified, unless the holders of at least 90% of the number of shares of 5% Cumulative Convertible Preferred Stock then outstanding consent in writing to or vote for such decrease.

         (h) The term "accrued dividends" shall be deemed to mean in respect of any share of the 5% Cumulative Convertible Preferred Stock, as of any given date, the amount, if any, by which the product of the rate of the full dividend per annum multiplied by the number of years and any fractional part of a year which shall have elapsed from the date after which dividends on such stock became cumulative to such given date, exceeds the sum of the total dividends actually paid on such stock and dividends declared and set apart for payment. Accumulations of dividends shall not bear interest.

         (i) No holder of any stock of the Corporation shall be entitled as of right to purchase or subscribe for any part of any stock of the Corporation previously authorized by this certificate or of any additional stock of any class to be issued by reason of any increase of the authorized stock of the Corporation or of any bonds, certificates of indebtedness, debentures or other securities convertible into stock of the Corporation, but any stock previously authorized or authorized by this certificate, or any such additional authorized issue of new stock or of securities convertible into stock may be issued and disposed of by the Board of Directors to such persons, firms, corporations or associations for such consideration and upon such terms and in such manner as the Board of Directors may in its discretion determine without offering any thereof on the same terms or on any terms to the stockholders then of record or to any class of stockholders.

                      ARTICLES OF AMENDMENT TO THE CHARTER
                                       OF
                        WELLCO RO-SEARCH INDUSTRIES, INC.

         The undersigned corporation, for the purpose of amending its Articles of Incorporation and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, known as the Business Corporation Act, and particularly pursuant to Section 55-103 thereof, hereby executes the following Articles of Amendment:

         1. The name of the corporation at the date of execution of these Articles of Amendment is Wellco Ro-Search Industries, Inc., but the change to be effected by these Articles of Amendment is to change the name of the corporation to Wellco Enterprises, Inc.

         2. The amendment adopted by action of the Board of Directors and the Shareholders is that the charter of Wellco Ro-Search Industries, Inc. be amended by striking out all of Article First as set forth in the charter of Wellco Ro-Search, Inc. as the same has been heretofore amended and filed in the Office of the Secretary of State of North Carolina and by inserting in lieu thereof the following:
         "ARTICLE FIRST: The name of the corporation shall be Wellco Enterprises , Inc."

         3. The date of the adoption of this amendment by the Shareholders was November 21, 1967.

         4. The number of shares of the corporation outstanding at the time of the adoption of this amendment was 395,027 shares of Common Stock, all of which shares were entitled to vote thereon. There were no shares of Preferred Stock outstanding.

         5. The number of shares voted for such amendment was 229,452 shares of said Common Stock and the number of shares voted against such amendment was none shares of said Common Stock.

         6. The amendment hereby effected does not give rise to dissenter's rights to payment for the reason that the only effect of such amendment is to change the name of the corporation.

         IN WITNESS WHEREOF, said corporation has caused these Articles of Amendment to be executed in its corporate name by its President and Secretary and its corporate seal to be hereunto affixed, this the 21st day of November, 1967.

                                               WELLCO RO-SEARCH INDUSTRIES, INC.
                                               (Name Changed Hereby To
                                               WELLCO ENTERPRISES, INC.

                                               BY: HEINZ ROLLMAN
                                                   -------------
                                                     President

ATTEST: ERNEST ROLLMAN
        --------------
         Secretary

                        ARTICLES OF AMENDMENT TO CHARTER
                            WELLCO ENTERPRISES, INC.

         The undersigned corporation, for the purpose of amending its Articles of Incorporation and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, and particularly pursuant to the provisions of
Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North
Carolina:

         1. The name of the corporation is WELLCO ENTERPRISES, INC.

         2. The following amendment to the charter of the corporation was adopted by its stockholders at the annual stockholders meeting held on the 19th day of November, 1968, in the manner prescribed by law:

         "RESOLVED, that the present 'Article Fourth' of the Charter of Wellco Enterprises, Inc., be deleted in its entirety and an new 'Article Fourth' be substituted in lieu thereof, said new 'Article Fourth' providing as follows:

         ARTICLE FOURTH: The total authorized capital stock of the corporation shall be three thousand (3,000) shares of five per cent (5%) Cumulative Convertible Preferred Stock, of the par value of ONE HUNDRED AND NO/100 DOLLARS ($100.00) per share, amounting in the aggregate to THREE HUNDRED THOUSAND ($300,000.00) DOLLARS and two million (2,000,000) shares of common stock of the par value of ONE AND NO/100 DOLLAR ($1.00) per share."

         3. The number of shares of the corporation outstanding at the time of such adoption was 420,027; and the number of shares entitled to vote thereon was 420,027.

         4. The number of shares represented at the meeting at which said amendment was approved was 274,066; the number of shares voted for such amendment was 267,955; the number of shares voted against such amendment was 3,513.

         5. The amendment herein effected does not result in any change in the stated capital of the corporation.

         6. The amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of such amendment is to increase the amount of authorized common stock of the corporation.

         IN WITNESS WHEREOF, these articles are signed by the President and Secretary of the corporation this 19th day of November, 1968.

                                                 WELLCO ENTERPRISES, INC.

                                                 By: ROLF KAUFMAN
                                                     ------------
                                                       President
ATTEST: ERNEST ROLLMAN
        --------------
           Secretary


STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD

         I, GRACE B. ROGERS, a Notary Public, hereby certify that on this 19th day of November, 1968, personally appeared before me ROLF KAUFMAN and ERNEST ROLLMAN, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, and that the statements contained therein are true.


                                                              GRACE B. ROGERS
                                                              ---------------
                                                              Notary Public

My Commission Expires:

March 26, 1970

                        ARTICLES OF AMENDMENT TO CHARTER
                                       OF
                            WELLCO ENTERPRISES, INC.

         The undersigned corporation, for the purpose of amending its Articles of Incorporation (as stated in June 29, 1946 Agreement of Merger with Wellco Sales Company, Inc.) and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, and particularly pursuant to the provisions of
Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North Carolina.

         1. The name of the corporation is WELLCO ENTERPRISES, INC.

         2. The following amendments to the charter of the corporation were adopted by its stockholders at the annual stockholders meeting of said corporation held on the 16th day of November, 1976, in the manner prescribed by law:

         "RESOLVED, that the present 'Article Ninth' of the Charter of Wellco Enterprises, Inc., be deleted in its entirety and a new 'Article Ninth' provided as follows:

         Article Ninth: The property and business of this corporation shall be managed by its Board of Directors. The number of Directors which shall constitute the whole Board shall be nine, divided and classified into three Classes, to be designated, respectively, Class I, Class II and Class III, each Class to consist of three Directors. At the 1976 annual meeting of stockholders, all of the Directors shall be elected; Class I for a term to expire at the 1977 annual meeting of stockholders; Class II for a term to expire at the 1978 annual meeting of stockholders; Class III for a new term to expire at the 1979 annual meeting of stockholders; and in the case of each Class, until their respective successors are duly elected and qualified, or until their resignation, death, or removal by stockholders for cause. At each annual meeting of stockholders commencing in 1977, directors shall be elected to fill any vacancies then existing and to succeed those whose terms have expired, and the directors so elected shall be identified as being of the same class as the directors they succeed and shall be elected to hold office for the term of the class to which each is elected, and until their respective successors are duly elected and qualified, or until their resignation, death, or removal by stockholders for cause. If any vacancy shall occur in the Board of Directors by reason of the death, resignation, or disqualification as by law provided, the directors then in office, although less than a quorum, may by majority vote fill any such vacancy, and any director so chosen shall hold office until the next annual meeting of the stockholders and until his successor shall be duly elected and qualified; provided, however, that if in the event of any such vacancy, the directors remaining in office shall be unable, by majority vote, to fill such vacancy within thirty (30) days after the occurrence thereof, the President or the Secretary may call a special meeting of the stockholders at which such vacancy shall be filled. Any Director elected by stockholders may be removed from office as a Director at any time, but only for cause, by the affirmative vote of stockholders of record holding a majority of the outstanding shares of stock of the corporation entitled to vote in elections of Directors given at a meeting of stockholders duly called for that purpose.

         AND FURTHER RESOLVED, that the present 'Article Tenth' of the Charter of Wellco Enterprises, Inc., be deleted in its entirety and a new 'Article Tenth' be substituted in lieu thereof, said new 'Article Tenth' providing as follows:

         Article Tenth: This corporation reserves the right to amend, alter, change, or repeal any provision contained in this corporation's Articles of Incorporation in effect from time to time, in the manner new or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation; provided, however, that the foregoing Article Ninth may be amended only by the affirmative vote of stockholders of record holding two-thirds of the outstanding shares of stock of this corporation entitled to vote upon such amendment given at a meeting of stockholders duly called for that purpose and no amendment to this Article Tenth modifying such requirement may be adopted except upon the same affirmative vote."

         3. The number of shares of the corporation outstanding as of the October 1, 1976 record date for said meeting was 418,903, all of which were entitled to vote upon said amendments.

         4. The number of shares represented at the meeting at which said amendments were approved was 338,201; the number of shares voted for said amendments was 274,782; the number of shares voted against said amendments was 46,210; the number of shares withholding vote with reference to said amendments was 17,209.

         5. The amendments herein effected do not result in any change in the stated capital of the corporation.

         6. The amendments herein effected do not give rise to dissenter's rights to payment for the reason that the only effect of such amendments is to increase the composition of the Board of Directors and related matters.

         IN WITNESS WHEREOF, these articles are signed by the President and Secretary of the corporation this 16th day of November, 1976.

                                                WELLCO ENTERPRISES, INC.

(CORPORATE SEAL)
                                                By ROLF KAUFMAN
                                                   ------------
                                                   Rolf Kaufman, President

ATTEST:

ERNEST ROLLMAN
--------------
Ernest Rollman, Secretary

STATE OF NORTH CAROLINA
COUNTY OF HAYWOOD

         I, Donna M. Overman, a Notary Public, hereby certify that on this 16th day of November, 1976, personally appeared before me ROLF KAUFMAN and ERNEST ROLLMAN, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, and that the statements contained herein are true.

                                               DONNA M. OVERMAN
                                               ----------------
                                               Notary Public

                              ARTICLES OF AMENDMENT
                                TO THE CHARTER OF
                            WELLCO ENTERPRISES, INC.

         The undersigned corporation, for the purpose of amending its Articles of Incorporation (as stated in June 29, 1946 Agreement of Merger withl Wellco Sales Company, Inc.) and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, particularly the provisions of Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North Carolina:

         1. The name of the Corporation is WELLCO ENTERPRISES, INC.

         2. The following Amendment to the Charter of the Corporation was adopted by its stockholders at the annual stockholders meeting of said corporation held on the 17th day of November, 1987, in the manner prescribed by law:

         "RESOLVED, that the Charter of Wellco Enterprises, Inc. be amended by adding a new Article Fourteenth thereof, said new Article Fourteenth providing as follows:

         ARTICLE FOURTEENTH: No director of the Corporation shall be personally liable arising out of an action whether by or in the right of the Corporation or otherwise, for monetary damages for breach of his duties as a director; provided, however, that this Article Fourteenth shall not be effective with respect to (i) acts or omissions not made in good faith that the director at the time of such breach knew or believed were in conflict with the best interests of the Corporation, (ii) any liability under Section 55-32 of the General Statutes of North Carolina, (iii) any transaction from which the director derived an improper personal benefit, or (iv) acts or omissions occurring prior to the effective date of this charter amendment. As used herein, the term 'improper personal benefit' does not include a director's compensation or other incidental benefits for or on account of his services as a director, officer, employee, independent contractor, attorney or consultant of the Corporation."

         3. The number of shares of the Corporation's common stock outstanding as of the September 30, 1987 record date for said meeting was 875,706, all of which were entitled to vote upon said Amendment.

         4. The number of shares represented at the meeting at which said Amendment were approved was 768,636; the number of shares voted for said Amendment was 750,541; the number of shares voted against said Amendment was 14,688; the number of shares withholding vote with reference to said Amendment was 3,407.

         5. The Amendment herein effected do not result in any change in the stated capital of the Corporation.

         6. The Amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of said Amendment is to limit certain liabilities of members of the Board of Directors and does not relate to those matters enumerated in N.C.G.S. Sec. 55-101(b).

         IN WITNESS WHEREOF, these Articles are signed by the President and Secretary of the Corporation, this 17th day of November, 1987.

                                                    WELLCO ENTERPRISES, INC.

(CORPORATE SEAL)

                                                    By: ROLF KAUFMAN
                                                        ------------
                                                        Rolf Kaufman, President
Attest:

DAVID LUTZ
----------
David Lutz, Secretary

STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD

         I, DONNA M. CHAMBERS, a Notary Public of said State and County, hereby certify that ROLF KAUFMAN and DAVID LUTZ personally appeared before me this day and, each of whom being by me first duly sworn, declared that he signed the foregoing Articles of Amendment to the Charter of Wellco Enterprises, Inc. in the capacity above indicated and that the statements contained therein are true.

         WITNESS my hand and Notarial Seal, this 17th day of November, 1987.


                                            DONNA M. CHAMBERS
                                            -----------------
                                            Notary Public
My commission expires:

March 9, 1991
-------------

                              ARTICLES OF AMENDMENT
                                TO THE CHARTER OF
                            WELLCO ENTERPRISES, INC.
                            ------------------------

         The undersigned corporation, for the purpose of amending its Articles of Incorporation (as stated in June 29, 1946 Agreement of Merger withWellco Sales Company, Inc.) and pursuant to the provisions of Chapter 55 of the General Statutes of North Carolina, particularly the provisions of Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North Carolina:

         1. The name of the Corporation is WELLCO ENTERPRISES, INC.

         2. The following Amendment to the Articles of Incorporation was adopted by its stockholders on the 15th day of November, 1994, in the manner prescribed by law:

                  ARTICLE NINTH: The property and business of this corporation shall be managed by its Boards of Directors. The number of Directors which shall constitute the whole Board shall be nine, divided and classified into three classes of three directors each, to be designated, respectively, Class I, Class II, and Class III. The terms of each Class shall continue until their respective successors are duly elected and qaulified, or until their resignation, death or removal by stockholders for cause. The terms of the Class II Directors shall expire at the 1996 annual meeting of the stockholders. The terms of the Class I Directors shall expire at the 1995 annual meeting of the stockholders. The terms of the Class III Directors shall expire at the 1997 annual meeting of the stockholders. At each annual meeting of stockholders commencing in 1995 and thereafter, directors shall be elected to fill any vacancies then existing and to succeed those whose terms have expired, and the directors so elected shall be identified as being of the same class as the directors they succeed and shall be elected to hold office for the term of the class to which each is elected. If any vacancy shall occur in the Board of Directors by reason of the death, resignation, or disqualification as by law provided, the Directors then in office, although less thana quorum, may by majority vote fill any such vacancy, and any Director so chosen shall hold office until the next annual meeting of the stockholders and until his successor shall be duly elected and qualified; provided, however, that if in the event of any such vacancy, the Directors remaining in office shall be unable, by majority vote, to fill such vacancy within thirty (30) days after the occurrence thereof, the President or the Secretary may call a special meeting of the stockholders at which such vacancy shall be filled. Any Director elected by stockholders may be removed from office as a Director at any time, but only for cause, by the affirmative vote of stockholders of record holding a majority of the outstanding shares of stock of the corporation entitled to vote in elections of Directors given at a meeting of stockholders duly called for that purpose.

         3. Said Amendment was adopted as required by Chapter 55 of the General Statutes of North Carolina.

         4. Said Amendment does not provide for any exchange, reclassification or cancellation of the Corporation's issued common stock.

         5. These Articles shall become effective upon filing of the same with the North Carolina Secretary of State.

         This the 16th day of November, 1994.


                                               WELLCO ENTERPRISES, INC.



                                               By: David Lutz
                                                   Secretary-Treasurer

                              ARTICLES OF AMENDMENT
                                TO THE CHARTER OF
                            WELLCO ENTERPRISES, INC.
                            ------------------------

         The undersigned corporation, for the purpose of amending its Articles of Incorporation (as stated in June 29, 1946 Agreement of Merger withWellco Sales Company, Inc.) and pursuant to the provisions of Chapter 55-10-06 of the General Statutes of North Carolina, particularly the provisions of Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North
Carolina:

         1. The name of the Corporation is WELLCO ENTERPRISES, INC.

         2. The following Amendment to the Articles of Incorporation was adopted by its stockholders on the 18th day of November, 2003, in the manner prescribed by law:

Article Ninth: The property and business of the corporation shall be managed by its Board of Directors. The Board of Directors of the corporation who shall hold their offices until their successors be chosen according to the by-laws of the corporation, shall consist of nine members. Effective with the Annual Stockholders Meeting of the corporation in the year 2003 and subsequent years, Directors whose terms have then expired shall be elected annually, with the result that by the corporation's Annual Stockholders Meeting in 2005 all Classes of the Board of Directors shall have been eliminated and all Directors of the corporation shall be elected annually at said 2005 Annual Stockholders Meeting and all future Annual Stockholders Meetings.

If any vacancy shall occur in the Board of Directors by reason of the death, resignation, or disqualification as by law provided, the directors then in office, although less than a quorum, may by majority vote to fill any such vacancy, and any director so chosen shall hold office until the next annual meeting of the stockholders and until his successor shall be duly elected and qualified; provided, however, that if in the event of any such vacancy, the directors remaining in office shall be unable, by majority vote, to fill such vacancy within thirty (30) days after the occurrence thereof, the President or the Secretary may call a special meeting of the stockholders at which such vacancy shall be filled. Any Director elected by stockholders may be removed from office as a Director at any time, but only for cause, by the affirmative vote of stockholders of record holding a majority of the outstanding shares of stock of the corporation entitled to vote in elections of Directors given at a meeting of stockholders duly called for that purpose.

Article Tenth: This corporation reserves the right to amend, alter, change, or repeal any provision contained in this corporation's Articles of Incorporation in effect from time to time, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

3. Said Amendment was adopted as required by Chapter 55 of the General Statutes of North Carolina.

4. Said Amendment does not provide for any exchange, reclassification or cancellation of the Corporation's issued common stock.

5. These Articles shall become effective upon filing of the same with the North Carolina Secretary of State.

         This the 18th day of November, 2003.
                                                 WELLCO ENTERPRISES, INC.

                                                 By: David Lutz
                                                     ----------
                                                     Secretary-Treasurer

                            WELLCO ENTERPRISES, INC.

                                     BY-LAWS

                         As in effect November 15, 1994


                                     OFFICES

         1. The principal office shall be in the City of Waynesville, County of Haywood, State of North Carolina.

         2. The Corporation may also have offices in the City of New York, State of New York, and at such other places as the board of directors may from time to time appoint or the business of the corporation may require.


                                      SEAL

         3. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, North Carolina." Said seal may be used by causing it or facsimile thereof to be impressed or affixed or reproduced or otherwise.


                             STOCKHOLDERS' MEETINGS

         4. All meetings of the stockholders for the election of directors shall be held at the office of the corporation in Waynesville, N. C. Special meetings of stockholders for any other purpose shall be held in the office of the corporation in Waynesville, N. C., or at such place in North Carolina as shall be stated in the notice of the meeting.

         5. The annual meeting of the stockholders shall be held on the third Tuesday of November in each year; provided, however, that if this day is the Tuesday of the week including the Thanksgiving holiday, the annual meeting shall be held on the Tuesday of the preceding week or the Tuesday of the following week, as determined by unanimous resolution of the Board of Directors. If the day so selected as the annual meeting date is a legal holiday, then the meeting shall be on the next secular following day. The meeting shall be at 3:00 o'clock
P. M. or thereafter, as adjourned, at which time the shareholders shall elect by a plurality vote, by ballot, members of the Board of Directors as provided in these Bylaws, and transact such other business as may properly be brought before the meeting.

         6. The holders of a majority of the stock issued and outstanding, and entitled to vote thereat, present in person, or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by law, by the certificate of incorporation or by these by-laws. If, however, such majority shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person, or by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the required amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented any business may be transacted which might have been transacted at the meeting as originally notified.

         7. At any meeting of the stockholders every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period. Each stockholder shall have one vote for each share of stock having voting power, registered in his name on the books of the corporation, and except where the transfer books of the corporation shall have been closed or a date shall have been fixed as a record date for the determination of its stockholders entitled to vote, no share of stock shall be voted on at any election of directors which shall have been transferred on the books of the corporation within twenty days next preceding such election of directors.

         7A. The provisions of Article 9A of the North Carolina Business Corporation Act, known as the North Carolina Control Share Acquisition Act, to otherwise be effective as to the corporation from and after July 1, 1990, shall, pursuant to N.C.G.S. Sec. 55-9A-09, not be applicable to the corporation.

         8. Written notice of the annual meeting shall be mailed to each stockholder entitled to vote thereat at such address as appears on the stock ledger of the corporation, not less than ten (10) nor more than (50) days before the date of the meeting.

         9. A complete list of the stockholders entitled to vote a the ensuing election, arranged in alphabetical order, with the residence of each, and the number of voting shares held by each, shall be prepared by the secretary and filed in the office where the election is to be held, at least ten days before every election, and shall at all times, during the usual hours for business, and during the whole time of said election, be open to the examination of any stockholder.

         10. Special meetings of the stockholders, for any purpose, or purposes, unless otherwise prescribed by statute, may be called by the president, and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

         11. Business transacted at all special meetings shall be confined to the objects stated in the call.

         12. Written notice of a special meeting of stockholders, stating the time and place and object thereof, shall be mailed, postage prepaid, not less than ten (10) nor more than fifty (50) days before such meeting, to each stockholder entitled to vote thereat, at such address as appears on the books of the corporation.


                                    DIRECTORS

         13. The property and business of this corporation shall be managed by its board of directors, consisting of nine (9) in number. Each director shall be elected to serve until his successor shall be elected and shall qualify. Effective with the Annual Stockholders Meeting of this corporation in the year 2003 and subsequent years, Directors whose terms have then expired shall be elected annually, with the result that by this corporation's Annual Stockholders Meeting in 2005 all Classes of the Board of Directors shall have been eliminated and all Directors of the corporation shall be elected annually at said 2005 Annual Stockholders Meeting and all future Annual Stockholders Meetings.

         14. The directors may hold their meetings and have one or more offices, and keep the books of the corporation, except the original or duplicate stock ledger, outside of North Carolina at such place or places as they may from time to time determine.

         15. In addition to the powers and authorities by these by-laws expressly conferred upon it, the board of directors may exercise all such powers of the corporation and do all such lawful acts and things as are not required to be exercised or done by the stockholders.


                             COMMITTEES OF DIRECTORS

         16. The board of directors, may, by resolutions passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation, which, to the extent provided in said resolution or resolutions, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may have the power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

         17. The committees shall keep regular minutes of their proceedings and report the same to the board when required.


                              MEETINGS OF THE BOARD

         18. Each newly elected board may meet at such place ;and time either within or without the State of North Carolina as shall be fixed by the vote of the stockholders at the annual meeting, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting; provided, a majority of the whole board shall be present; or they may meet at such place and time as shall be fixed by the consent in writing of all the directors.

         19. Regular meetings of the board may be held without notice of such time and place either within or without the State of North Carolina as shall from time to time be determined by the board.

         20. Special meetings of the board may be called by the president on one
(1) day's notice to each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors.

         21. At all meetings of the board three (3) directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation or by these by-laws.


                                    OFFICERS

         22. The officers of the corporation shall be chosen by the directors and shall be a president, one or more executive vice presidents, a secretary and a treasurer.

         The board of directors may also choose additional vice-presidents, assistant secretaries and assistant treasurers and elect a chairman of the board of directors and an honorary chairman of board of directors. Any two of more offices may be held by the same person, but no officer may act in more than one capacity where action of two or more officers is required.

         23. The board of directors, at its first meeting after each annual meeting of stockholders, shall choose a president and executive vice-president from their own number, and a secretary and a treasurer, who need not be members of the board.

         24. The board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

         25. The officers of the corporation shall hold office until their successors are chosen and qualify in their stead. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the whole board of directors.


                       CHAIRMAN OF THE BOARD OF DIRECTORS

         26. The chairman of the board of directors shall, if elected, preside at all meetings of the stockholders and directors; and shall be an ex-officio member of standing committees; and shall perform such other duties as may be delegated to him from time to time by the board of directors. An honorary chairman of the board of directors will have no duties whatsoever to perform unless requested by the president.


                                  THE PRESIDENT

         27. The president shall be the chief executive officer of the corporation; he shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board of directors are carried into effect, and preside at stockholders and directors meetings if no chairman of board elected.

         28. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation.

         29. He shall be an ex-officio member of all standing committees, and shall have the general powers and duties of supervision and management usually vested in the office of the president of a corporation.


                                 VICE-PRESIDENTS

         30. The vice-presidents in the order of their seniority shall, in the absence or disability of the president, perform the duties and exercise the powers of the president, and shall perform such other duties as the board of directors shall prescribe.


                      THE SECRETARY AND ASSISTANT SECRETARY

         31. The secretary shall attend all sessions of the board of directors and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose; and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation, and when authorized by the board, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

         32. The assistant secretaries in the order of their seniority shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and shall perform such other duties as the board of directors shall prescribe.


                      THE TREASURER AND ASSISTANT TREASURER

         33. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all monies, and other valuables effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

         34. He shall disburse the funds of the corporation as may be ordered by the board, taking proper vouchers for such disbursements, and shall render to the president and directors, at the regular meetings of the board, or whenever they may require it, an account of all his transactions as treasurer and of the financial condition of the corporation.

         35. If required by the board of directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum, and with surety or sureties as shall be satisfactory to this board, for the faithful performance of the duties of his office, and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

         36. The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and shall perform such other duties as the board of directors shall prescribe.


                           RESIGNATIONS AND VACANCIES

         37. Any director or other elected officer or member of any committee of the board of directors may resign his office at any time by delivering or mailing his resignation to the president of the corporation. Resignations shall take effect at the time of their receipt by the president, unless otherwise expressly stated by their terms.

         38. If any vacancy shall occur in the board of directors by reason of death, resignation, disqualification as by law provided, or removal by stockholders for cause, the directors then in office, although less than a quorum, may by majority vote to fill any such vacancy, and any director so chosen shall hold office until the next annual meeting of the stockholders and until his successor shall be duly elected and qualified; provided, however, that if in the event of any such vacancy, the directors remaining in office shall be unable, by majority vote, to fill such vacancy within thirty (30) days after the occurrence thereof, the president or the secretary may call a special meeting of the shareholders at which such vacancy shall be filled.

         39. Any director elected by stockholders may be removed from office as a director at any time, but only for cause, by the affirmative vote of stockholders of record holding a majority of the outstanding shares of stock of the corporation entitled to vote in elections of directors given at a meeting of stockholders duly called for that purpose.

         40. In addition to the mandatory and permissive provisions applicable to directors, officers and employees of the Corporation under Chapter 55A of the General Statutes of North Carolina the Corporation hereby pursuant to N.C.G.S. ss.55A-8-57(a) indemnifies its directors, officers, and employees against liability and expenses in any proceeding (including without limitation a proceeding brought by or on behalf of the Corporation itself) arising out of their status as such or their activities in any of the foregoing capacities; provided, however, that the Corporation shall not indemnify or agree to indemnify an officer, director or employee against liabilities or expenses such person may incur on account of his activities which were at the time taken, known or believed by the person to be clearly in conflict with the best interests of the Corporation or if the person received an improper personal benefit, as determined pursuant to N.C.G.S. ss.55A-8-55(b).

The Corporation shall likewise and to the same extent indemnify or agree to indemnify any officer, director or employee who, at the request of the Corporation, is or was serving as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise or as a trustee or administrator under an employee benefit plan.

An indemnified person may recover from the Corporation reasonable costs, expenses and attorney fees incurred by said person in connection with the enforcement of rights to indemnification granted hereunder.

Any officer, director or employee subpoenaed to appear as a witness in any proceeding affecting the Corporation who is not at the time a named defendant or respondent in said proceeding may similarly be reimbursed for such witness's reasonable costs, expenses and attorney fees incurred by such person in connection with such testimony and may be paid by the Corporation in advance of such person incurring such expenses upon receipt from such person of an undertaking to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation pursuant to this
Article 40 or as otherwise provided in Chapter 55A of the General Statutes of North Carolina.

                       DUTIES OF OFFICERS MAY BE DELEGATED

         41. In case of the absence of any officer of the corporation, or for any other reason that the board may deem sufficient, the board may delegate, for the time being, the powers or duties or any of them, of such officer to any other officer, or to any director.


                              CERTIFICATES OF STOCK

         42. The certificates of stock of the corporation shall be numbered and shall be entered in the books of the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary. If the corporation has a transfer agent or an assistant transfer agent, or a transfer clerk acting on its behalf and a registrar, the signature of any such officer may be facsimile.


                               TRANSFERS OF STOCK

         43. Transfers of stock shall be made on the books of the corporation only upon surrender of the certificates therefor endorsed by the person named in the certificate or by attorney, lawfully constituted in writing.

                            CLOSING OF TRANSFER BOOKS

         44. The board of directors shall have power to close the stock transfer books of the corporation for a period not exceeding fifty days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment or rights or the date when any change or conversion or exchange of capital stock shall go into effect; provided, however, that in lieu of closing the stock transfer books as aforesaid, the board of directors may fix in advance a date, not exceeding fifty days preceding the date of any meeting of stockholders or the date for the payment of any dividend, or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion, or exchange of capital stock, and in such case such stockholders, and only such stockholders as shall be stockholders of record on the date so fixed, shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.


                             REGISTERED STOCKHOLDERS

         45. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and, accordingly, shall on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of North Carolina.


                                LOST CERTIFICATE

         46. Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the board of directors may require, and the board of directors may, in its discretion, require the owner of the lost or destroyed certificate, or his legal representative, to give the corporation a bond, sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate. A new certificate of the same tenor and for the same number of shares as the one alleged to be lost or destroyed may be issued without requiring any bond, when, in the judgment of the directors, it is proper so to do.

                                     CHECKS

         47. All checks or demands for monies and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.


                                   FISCAL YEAR

         48. The fiscal year shall begin the first day following the Saturday closest to June 30 of each year. The fiscal year shall end on the Saturday closest to June 30 of each year.

                                    DIVIDENDS

         49. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

         50. Before payment of any dividend there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation of for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may abolish any such reserve in the manner in which it was created.


                           DIRECTOR'S ANNUAL STATEMENT

         51. The board of directors shall present at each annual meeting, and when called for by vote of the stockholders at any special meeting of the stockholders, a full and clear statement of the business and conditions of the corporation.


                                     NOTICES

         52. Whenever under the provisions of these by-laws notice is required to be given to any director or stockholder it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, by depositing the same in the post office or letter box, in a postpaid sealed wrapper, addressed to such stockholder or director at such address as appears on the books of the corporation, or, in default of other address to such director or stockholder at the General Post Office in the City of Waynesville, North Carolina, and such notice shall be deemed to be given at the time when the same shall be thus mailed.

         53. Any stockholder or director may waive any notice required to be given under these by-laws.


                                   AMENDMENTS

         54. These By-Laws may be altered, amended or rescinded by the affirmative vote of a majority of the Board of Directors at a duly held meeting for such purpose, provided three days written notice of the proposed action shall have been given to each director.

                                                               EXHIBIT 14



                            WELLCO ENTERPRISES, INC.
                                 CODE OF ETHICS

The following 24 unnumbered pages in this Form 10-K, is the complete Code of Conduct and Ethics covering, among others, the Registrant's principal executive officer, principal financial officer and principal accounting officer or controller.

                            WELLCO ENTERPRISES, INC.
                           CODE OF CONDUCT AND ETHICS
         (for officers, directors and certain salaried, etc., employees)


                                  INTRODUCTION

          Wellco Enterprises, Inc. and its subsidiaries Ro-Search, Inc., in Waynesville, North Carolina, and MO-KA Shoe Corporation in Aguadilla, Puerto Rico ("Wellco" or the "Company") policy is to comply fully with all federal, state and local laws and regulations. The purpose of Wellco's Code of Conduct and Ethics (the "Code") is to provide all officers, directors and all salaried employees in Wellco's Waynesville, North Carolina and Aguadilla, Puerto Rico facilities and certain hourly-paid employees in said Puerto Rican facility as specifically identified from time to time by Wellco President David Lutz (hereinafter referred to as "employees") with a basic understanding of the laws that govern their conduct and how to comply with such laws.

          The purpose of this Code is to promote honest and ethical conduct, including the following:
          o The ethical handling of actual or apparent code of conduct between personal and professional relationships;
          o Full, fair, accurate, timely and understandable disclosure in periodic reports and documents required to be signed by Wellco, and in other public communications made by Wellco;
          o Compliance with applicable American Stock Exchange and governmental rules and regulations;
          o Prompt internal reporting of violations of this Code to an appropriate person or persons; and
          o Accountability for adherence to this Code.

          Like all companies, Wellco and its employees must comply with federal and state antitrust laws, and one of the Code's purposes is to inform employees about the kind of anticompetitive practices the antitrust laws prohibit. Because Wellco is engaged in the business of manufacturing combat boots for the United States Department of Defense ("DOD") under federal contracts, the Code also discusses certain anti-fraud laws, such as the federal False Statements and False

Claims Acts, which apply to companies and individuals that bid on, and perform, federal government contracts or contracts that are funded with federal money.

          This Code is designed to provide a summary of some of the principal federal laws that apply to Wellco and its employees, as opposed to a detailed description of them. If you have questions about whether particular conduct would violate these laws or any other federal, state or local law you should contact Wellco President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

          As the result of enactment in 2002 of the "Sarbanes-Oxley" legislation and new "listing" requirements imposed by the American Stock Exchange for issuers such as Wellco as a condition of having its stock listed and traded on the AMEX, certain new rules are also applicable with reference to any questionable accounting or auditing matters and are subject to special opportunities on a confidential anonymous basis for an employee, officer or director to report violations or concerns as to such matters as discussed on page 22.

          When reading this Code, keep in mind that compliance with these laws is crucial because the consequences of a violation can be literally ruinous, both for the employee involved and for the Company. In addition to the criminal penalties, charges that Wellco has violated these laws can result in the Company being barred from receiving federal contracts for up to three years. Since Wellco relies on such contracts a violation could put it out of business.

         This Code of Conduct and Ethics has been adopted by the Company's Board of Directors and first became effective on May 18, 1994 and has been revised on February 17, 2004, to become effective on June 1, 2004 to reflect the changes in the Code required by the Sarbanes- Oxley legislation and AMEX requirements discussed above. This Code of Conduct supersedes the Company 's Standards of Business Conduct Policy dated May 26, 1988.

                                TABLE OF CONTENTS

                            WELLCO ENTERPRISES, INC.

                           CODE OF CONDUCT AND ETHICS



I. THE ANTITRUST LAWS

                  A.       Summary Of The Antitrust Laws

                  B.      The Sherman Act's Prohibition
                          Against Anti-Competitive Agreements
                  C.      Trade Association Activities
                  D.      Consequences of Violating The Antitrust Laws

II. THE ANTI-FRAUD LAWS


                  A.       The False Statements And False Claims Statutes

                  B.       The Truth In Negotiations Act
                  C.       The Conspiracy Statute
                  D.       Consequences Of Violating The Anti-Fraud Laws

III. BRIBERY, GRATUITIES AND KICKBACKS


                  A.       The Anti-Kickback Statute
                  B.       Bribery And Gratuities

IV. CONFLICTS OF INTEREST

                  o        Improper Use of Proprietary Information
                  o        Protection and Proper Use of Corporate Assets

V.    THE PROCUREMENT INTEGRITY PROVISIONS

VI.   INSIDER TRADING

VII.  THE FOREIGN CORRUPT PRACTICES ACT

VIII. DRUG-FREE WORKPLACE

IX.   HARASSMENT

X.   SARBANES-OXLEY AND AMEX REQUIREMENTS

XI.  PROCEDURES FOR IMPLEMENTING AND ENFORCING THE STANDARDS

I.       THE ANTI-TRUST LAWS
         -------------------

         A.    Summary of the Antitrust Laws
         The four major federal antitrust statutes are:

         o The Sherman Act -- Prohibits any contract, combination or conspiracy in restraint of trade (Section 1) and prohibits monopolizing, attempts to monopolize or conspiring to monopolize trade (Section 2).

         o The Clayton Act -- Prohibits certain types of conduct, such as tying arrangements and requirements contracts, which may unduly foreclose competition.

         o The Robinson-Patman Act -- Makes it unlawful for a seller to discriminate in the prices charged to competing customers for like goods and prohibits customers from knowingly receiving the benefits of such price discrimination.

         o The Federal Trade Commission Act -- Grants the Federal Trade Commission authority to define and prevent business practices considered to be "unfair methods of competition."

          Viewed as a whole, the antitrust laws embody the nation's commitment to an economy where free market forces determine the products and services offered for sale, the quantity of products and services offered and the prices thereof. The goal of the antitrust 1aws is to preserve and promote vigorous, open and fair competition within a free market economy, and Wellco fully supports this goal.

          While Wellco requires its employees to comply with all federal and state antitrust laws, the law that the Company is most concerned about is
Section 1 of the Sherman Act, which prohibits companies and their employees from fixing prices, rigging bids and dividing markets. These are the kinds of practices that the federal antitrust enforcement authorities will prosecute criminally, and so Wellco wants you to understand what is meant by these terms.

B.      The Sherman Act's Prohibition Against Anti-Competitive Agreements
        -----------------------------------------------------------------
          Section 1 of the Sherman Act prohibits any "contract, combination or conspiracy" in restraint of trade. The terms "contract, combination or conspiracy" are fancy words for a more simple word, namely, "agreement." Any agreement between two or more competitors which substantially eliminates or reduces competition violates ss.1 of the Sherman Act. The agreement need not be in writing, express or formal. It can be oral, tacit and informal, so long as there is an agreement or understanding between the participants.

          Wellco emp1oyees whose duties involve preparing bids or proposals, marketing or participating in trade association activities must be particularly sensitive to the antitrust laws. The antitrust enforcement authorities are especially suspicious of communications between competitors about prices, bids or proposals and costs. They believe that communications about increased costs, for example, often lead to a tacit understanding to raise prices. Any communication with a competitor made for the purpose, and with the effect, of raising, fixing, pegging or stabilizing prices -- even falling prices -- violates ss. 1 of the Sherman Act. Thus, Wellco employees should ordinarily avoid communications with competitors about:

          o       prices or bids;

          o       terms of proposals for DOD solicitations;

          o       allocating customers or markets;

          o limiting the manufacture or supply of combat boots;

          o       boycotting any Wellco supplier or customer; or

          o       costs.

                  EXAMPLE: Suppose that the DOD changes its specification for the NBN boot by requiring that it be manufactured with a more expensive type of leather. Representatives of four manufacturers of military boots, A, B, C and D, discuss the new specification and agree to increase their bids by $2.24 a boot to cover the additional costs involved. This is price fixing, and the federal antitrust enforcement agencies will prosecute this kind of conduct as a criminal violation. If convicted, the representatives of A, B, C and D who participated in the meeting will likely go to jail.

         Wellco employees should also make every effort to avoid communications or situations which might create an appearance, or raise suspicions, of violating the antitrust laws.

o What About Communications With Other Combat Boot Manufacturers About Sales of Components?
         --------------------------------------------------------------------
From time to time, Wellco may sell components of combat boots, such as uppers, eyelets, lace, heels, etc. to other manufacturers. As a result, company employees will have communications with other combat boot manufacturers about the prices of these items. Do these communications violate the antitrust laws?

         The answer, of course, is: "No." When a Wellco employee negotiates with another combat boot manufacturer about price for the sale of a component, the company is acting as a supplier to -- and not as a competitor of -- the other combat boot manufacturer. For purposes of the sale of such a component, the relationship is one of supplier and customer in the market for the component, and not that of two competitors in the market for combat boots.

          When Wellco employees engage in communications with other combat boot manufacturers about the sale or purchase of a component, the conversation or extent of the conversation should be limited to that necessary to transmit the sale or purchase.

         EXAMPLE: Y, a Wellco employee calls X, an employee of another combat boot manufacturer, and asks for a price on a spot purchase of heels. After some negotiation X and Y agree on a price. There is no violation of the antitrust laws because the communication between X and Y was limited to the seller/buyer relationship in the market for heels.

         EXAMPLE: Y calls up X and asks for a price for a spot purchase of heels. X gives Y a price and asks whether Wellco intends to bid on an upcoming DOD procurement for 300,000 pairs of the tropical boot. Y says: "Yes." X says that because of current backlogs, Wellco and his company are likely to be the most aggressive bidders on this procurement. X suggests that both bid in a manner to assure that each company will get a minimum of 100,000 pairs and Y agrees. This is bid rigging in the market for tropical boots and the federal antitrust enforcement authorities will prosecute this kind of conduct as a criminal violation of the antitrust laws. If convicted, X and Y will likely go to jail, and their respective companies will be fined.

         Wellco employees must be sure that communications with other combat boot manufacturers about prices of components do not become a pretext for communications about prices arid bids in the market for combat boots.

         o     More About Bid Rigging
               ----------------------
          Many people have a mistaken view of the kind of conduct that constitutes bid-rigging. To them, bid rigging means an elaborate scheme whereby the work is divided in a predetermined fashion by and among all or some of the competitors in the industry. This type of bid-rigging arrangement usually involves a rotation scheme whereby all or most of the companies submit bids, with each taking turns being the low bidder. There are a number of other more subtle arrangements or understandings, however, which the antitrust enforcement authorities will view as bid rigging.

         EXAMPLE: DOD issues an invitation for bids ("IFB") for the procurement of 1.2 million pair of NBN boots. A, B, and C. have backlogs from a previous contract. D is out of work. During dinner together after a trade association meeting, D says: "Look, if I don't get a piece of that procurement, we're out of business. Let's structure our bids so that everyone gets at least 200,000 pair. After that, anything goes." A, B and C agree and are awarded 300,000; 250,000 and 250,000 pair respectively, while D is awarded 400,000 pair. A, B C & D have engaged in bid rigging. If convicted, they will likely pay a substantial fine and go to jail

         EXAMPLE: DOD issues an IFB for the procurement of 150,000 pair of desert boots. A and B have substantial backlogs of other boots and are unlikely to bid aggressively on such a small quantity. C calls D on the telephone and says: "Let's not cut each other's throats over this. What if we each throw in a reasonable bid, and the winner subcontracts 150,000 pair to the loser or something of comparable value somewhere down the line." D agrees. This is bid rigging and will be prosecuted as a criminal violation of the antitrust laws. If convicted, the representatives of C and D who participated in this telephone conversation will likely go to jail.

         While the other prohibitions in the nation's antitrust laws are important, manufacturers of combat boots are less likely -- given the nature of their business -- to violate these prohibitions. Because, typically, its major customer is the DOD, for example, Wellco is not likely to violate the Robinson-Patman Act, which makes it unlawful for a seller to discriminate between the prices charged to competing buyers.

          C.      Trade Association Activities
                  ----------------------------
         Since Wellco is a member of the Military Boot Manufacturers Association, a trade association comprised or companies engaged in the business of manufacturing military boots, Company employees may from time to time participate in that Association's activities. The federal antitrust enforcement authorities are suspicious of trade association activities because they provide an opportunity for competitors to meet and talk about prices, proposals, bidding and costs. For this reason, Wellco employees should not participate in any trade association meetings where competitors are present unless an attorney representing the trade association is also present.

         Moreover, Wellco employees should immediately leave any trade association meeting if prices, proposals, bidding or costs become the subject of conversation,. Wellco's mere presence during such meetings or conversations could later be misconstrued as acquiescence or participation in an antitrust violation.
         D.      Consequences of Violating the Antitrust Laws
                 --------------------------------------------
         A Violation of the Sherman Act has three kinds of adverse consequences for Wellco and its employees: (1) criminal penalties, namely, imprisonment, fines and restitution; (2) civil suits for money damages; and (3) being suspended or debarred from receiving federal contracts.

         The criminal penalties are extremely severe. Employees may be imprisoned for as much as three years, ordered to make restitution and fined up to $350,000, while the Company may be ordered to make restitution and fined up to $10,000,000.

          The federal sentencing guidelines (the "Guidelines") adopted by the United States Sentencing Commission in 1987, which are designed to eliminate disparity in the federal criminal sentencing process, have largely eliminated a judge's discretion in imposing sentence. Under the Guidelines for the sentencing of individuals, first offenders, individuals with no prior criminal record, often go to jail instead of merely being required to pay restitution and a fine, and serve a term of probation. The Commission has also issued Guidelines which apply to the sentencing or corporations. Under the corporate sentencing guidelines, antitrust offenses are treated differently than other criminal offenses. Specifically, the fine for antitrust offenses is determined by the volume of commerce attributable to the defendant, i.e., Wellco's volume of commerce in goods. The mandatory minimum fine is, in no event, less than $100,000 for organizations and $20,000 for individuals.

         In addition to these criminal penalties, Wellco may be subjected to civil suits for money damages. Customers and competitors injured as a result of an antitrust violation are entitled to recover up to three times their damages and reasonable attorney's fees from the violator. Moreover, the cost of defending against an antitrust case can be enormous. Wellco employees are expected to take every possible precaution to avoid even the appearance of having violated the antitrust laws.

         II.      ANTI-FRAUD LAWS
                  ---------------
Since Wellco bids on and performs federal contracts, Company employees must comply with the federal anti- fraud laws relating to government procurements. The major federal criminal anti-fraud laws that apply to companies performing contracts pursuant to federally funded programs include:

            o The False Statements Act -- Prohibits the knowing submission, or causing the knowing submission, of a false statement to a public or private entity administering a federally funded program.

            o The False Claims Act -- Prohibits the knowing submission, or causing the knowing submission, of a false, fraudulent or fictitious claim (usually for payment) against the United

                  States or any public or private entity administering a federal program.

            o The Truth in Negotiations Act -- Prohibits the submission of incomplete, inaccurate or noncurrent cost or pricing data under certain federal contracts; and

            o The Conspiracy statute -- Prohibits an agreement to commit a federal crime, to cheat the federal government out of money or property, or to interfere with a federal government program by deceitful or dishonest means.

         A.      The False Statements and False Claims Statutes
                 ----------------------------------------------
         A false "statement" under the False Statements Act includes any oral statement or written assertion, including a signature on a form. Accordingly, it is Wellco's policy that any invoice, statement of billable work, certification or other document submitted by the Company or its employees to any government customer be entirely accurate and truthful.

         The criminal False Statements Act and False Claims Acts are quite similar, and the same conduct often violates both statutes. Thus, signing a form which represents that a product meets government specifications when, in truth, it does not, could violate the criminal False Statements Act if the product did not meet the specifications and the individual who certified knew it didn't. If the representation is made in connection with a request for payment, the employee involved and the Company would also be subject to criminal charges under the criminal False Claims Act.

          EXAMPLE: Manufacturer A is required under its contract with the DOD to test the sole of its NBN boot to ensure that it will perform under certain conditions. A sends some boots to an independent laboratory for testing and gets back unfavorable test results. Because A believes its boot is really a good product and will hold up during combat, A falsifies the test results to make it appear that the boots passed the test. Each invoice for the defective boots will be charged as a separate false claim under the criminal False Claims Act and A's conduct also Violates the False Statements Act. If convicted, manufacturer A and any employee who falsified the test results will be subject to a substantial fine and jail respectively, and will both be barred from receiving any new government contracts for a period of up to three years.

          EXAMPLE: Company A's contract with DOD requires the use of a particular type of rubber which is highly durable on the heel of the NBN boot ("Super Rubber"). Manufacturer A is unable to obtain Super Rubber in time to meet the contract's performance schedule, so Mr. X, the President of Manufacturer A, asks the DOD Quality Assurance Representative ("QAR"), Mr. Y, to accept nonconforming boots with heels made of another type of rubber ("Replacement Rubber"). Although Mr. X knows that this other type of rubber is not as durable as "Super Rubber" and that the heels on the boots will likely wear down in 2-3 months, rather than 12-18 months, if Replacement Rubber is used in place of "Super Rubber", he tells Mr. Y that Replacement Rubber is just as durable as "Super Rubber" The DOD relies upon this oral statement and accepts 10,000 pairs of nonconforming boots from Company
          A. Within 3 months after the boots are distributed to recruits, the heels must all be replaced at a substantial cost to the government. As a result of Mr. X's false oral statement, he and Company A will be subject to criminal and civil penalties under the False Statements Act and debarment from government contracting under the False Statements Act.

         o     Independent Pricing Certifications
               ----------------------------------
         Wellco employees should also be aware that bid rigging, which was discussed on Page 5 in Section I.E above, violates not only the antitrust laws, but also the anti-fraud laws, including the False Statements Act. Specifically, government regulations require companies bidding on DOD contracts to certify that they have arrived at prices independently and have not:

           o consulted, communicated or agreed with any other competitor relating to its prices;

           o     unlawfully disclosed its prices to any competitor, or

           o     attempted to induce any competitor not to submit an offer.

          Under these regulations, a false certification that a company has not discussed prices with a competitor when, in fact, such a discussion has occurred, constitutes a violation of the False Statements Act. Moreover, communications between competitors that fall short of violating the antitrust laws may nonetheless violate the False Statements Act or other anti-fraud laws. Thus, Wellco's policy is to refrain from having any communications with competitors about prices, bids or costs on any solicitation or IFB which the company may submit a bid or offer on.

           B.    The Truth In Negotiations Act
                 -----------------------------
         The Truth in Negotiations Act is a narrower anti-fraud law because it only applies to misrepresentations regarding "cost and pricing data" in negotiated government procurements with a value greater than $500,000, excluding those procurements which are exempt because competition or some other factor guarantees the Government a fair price. The Act also applies to changes over $500 ,000 under all government contracts. The Truth in Negotiations Act requires that, where such information is required, all facts which would have a significant effect on the cost or price of a federal contract be disclosed and be accurate, complete and current. The "knowing" submission of defective cost or pricing data can violate both the criminal False Statements Act and the criminal and civil False Claims Acts.

         Also, submission of cost or pricing data during the bidding process for a negotiated contract that is incomplete, inaccurate or not current will result in a reduction in the money paid by Wellco, regardless of fault, intent or knowledge.

           C.    Conspiracy Statute
                 ------------------
         The conspiracy statute applies whenever two or more people form an agreement to commit a federal crime or defraud the federal government, and do something, i.e., perform an act, to attempt to achieve the objective of the agreement. Prosecutors tend to use the conspiracy statute to charge all of the individuals involved in another federal crime.

         EXAMPLE: X, Y and Z, all employees of A, discuss the fact that A has used materials of foreign origin to produce its NBN boot, but decide to certify to the Government that the boots are made entirely of U.S. origin materials in connection with a request for payment. X, Y, Z and Company A are likely to be charged not only with causing the submission of false claims and statements to the government, but also with conspiring to do so.

           D.    Consequences of Violating The Anti-Fraud  Laws
                 ----------------------------------------------

       o      Criminal Penalties
              ------------------
         Like the antitrust laws, a violation of the anti-fraud laws has three kinds of adverse consequences for Wellco and its employees: (1) criminal penalties, namely, restitution, imprisonment and fines; (2) a civil suit for money damages and civil penalties; and (3) being suspended or debarred from receiving federal contracts.

         The criminal penalties are: employees may be imprisoned for as much as five years, ordered to make restitution and fined up to $250,000, while the Company may be ordered to make restitution and fined up to twice the gross gain or gross loss resulting from the violation or $1,000,000, whichever is higher.

       o     Civil False Claims Act And Other Civil Remedies
             -----------------------------------------------
         In addition, Wellco may be sued by the federal government under the civil False Claims Act, which provides for the recovery of treble damages and a civil penalty of between $5,000 and $10,000 for each false claim. The major differences between the civil and criminal false claims statutes are that the Government doesn't need to prove that the defendant knew the claim was false to establish liability under the civil statute. Reckless conduct or conduct done in deliberate ignorance of the truth violates the civil False Claims Act and exposes the individual involved and the Company to substantial civil fines.

       o      Suspension/Debarment of the Company and Individuals
              ---------------------------------------------------
         As with the antitrust laws, Wellco may be barred on receiving any federal contracts for up to three years as a result of a violation of the civil or criminal anti-fraud statutes. Employees or officers of Wellco may also be debarred or suspended from government contracting as a result of a violation of the civil or criminal anti-fraud statutes. Individuals who are debarred or suspended may not be awarded government contracts or subcontracts and are also precluded from conducting business with the Government or acting as an agent or representative of another contractor.

       o      Withholding Contract Funds Or Cancelling Contracts
              --------------------------------------------------
          The Government may also exercise its authority to withhold contract payments or terminate contracts based upon a reasonable suspicion of fraud in connection with a contract (even assuming the Government has already accepted goods or services under the contract).

III.     BRIBERY, GRATUITIES AND KICKBACKS
         ---------------------------------
         Government contractors are subject to anti-bribery, anti-gratuity and anti-kickback statutes which do not apply in a purely commercial setting.

         A.    The Anti-Kickback Statute
               -------------------------
         The Anti-Kickback Act of 1986, 41 U.S.C. ss.ss. 51 - 58, prohibits prime contractors, like Wellco, from soliciting, accepting or attempting to accept a kickback, i.e., anything of value or compensation of any kind, from a subcontractor or supplier which was provided for the purpose of rewarding favorable treatment in connection with the subcontract. Similarly, the Act prohibits subcontractors from offering or providing, or attempting to offer or provide, a kickback to any prime contractor for the purpose of improperly obtaining favorable treatment in connection with a contract or subcontract.

          EXAMPLE: Subcontractor B, a supplier of Leather, which is used to manufacture the NBN boot, provides prime contractor A with payments totaling 2% of the total contract price to reward Contractor A for awarding the subcontract to B. Companies A and B and any employees involved in the scheme have violated the Anti-Kickback Statute. If convicted, the employees will, spend up to 10 years in jail and pay a large fine. The Company will pay a substantial fine and more than likely be barred from contracting with the Government.

          The Act requires Wellco to promptly report any violations to the appropriate federal authorities. Accordingly, as with any other violation of Wellco's Code of Conduct, Wellco employees are required to immediately report any violation or potential violation of the Anti-Kickback Act to President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

         The criminal penalty for violating the Anti-Kickback Act is a fine of up to $1,000,000 for individuals and $1,000,000 for corporations and up to 10 years imprisonment The Government can also recover civil penalties in two times the amount of the kickback and $10,000 for each occurrence of a kickback.

         B.    Bribery and Gratuities
               ----------------------
         The federal bribery statute prohibits Wellco or its employees from directly or indirectly offering, promising or giving anything of value to any public official in order to influence an official act of such public official, In order to establish a violation of the bribery statute there must be a "quid pro quo" for the bribe, i.e., there must be a connection between the thing of value offered or received by the public official and the official act.

         In contrast, the gratuities statute, which also prohibits offering or giving gifts to public officials, does not require that the gift be given or offered in connection with an official act. Thus, giving or offering to give a public official anything of value for the performance of their normal duties violates the gratuities statute.

         EXAMPLE: Mr. X, an employee of Company A, wants the Department of Defense to issue a solicitation for the procurement of 200,000 pairs of NBN boots so that Company D will be able to compete for the procurement and, perhaps, obtain a new contract. He discusses the matter with Mr. Y, a contracting officer, over dinner and picks up the tab. One week later, he sends Mr. Y tickets to a professional baseball game. Irrespective of whether the DOD ever issues the solicitation, manufacturer A, Mr. X and Mr. Y may have violated the gratuities statute. If Manufacturer A provided the gifts to Mr. X as a "quid pro quo' for Mr. Y's recommendation that a new solicitation be issued, then Manufacturer A also violated the bribery statute.

         EXAMPLE: Mr. X, an employee of Company B, gives Mr. Y, a Department of Defense employee and the quality assurance representative ('QAR") on Company B's contract to manufacture combat boots, $50 each time Mr. Y visits Company B's plant to inspect the boots being produced under the contract. Mr. X, and perhaps Company B, have violated the gratuities statute, irrespective of whether Mr. X is providing Mr. Y with the cash payments in exchange for a favorable quality rating. Assuming Mr. X provided the cash as a "quid pro quo" for Mr. Y's favorable quality rating, then Mr. X and Company B may have also violated the bribery statute.

         Wellco's policy is that its employees should not give, offer or discuss offering, a gift, favor, entertainment, transportation, loan, hospitality, further employment with Wellco, or any other tangible or intangible thing to any government employee which is prohibited by the Procurement Integrity Act and regulations promulgated thereunder. Gifts include any gratuity, favor, discount, entertainment, hospitality, loan, forbearance, or other item having monetary value, and includes gifts of transportation, local travel, lodgings and meals.

         However, these regulations do permit federal government employees to accept unsolicited gifts with a market value of $20.00 or less per occasion, provided that the aggregate market value of the individual gifts given to any one federal government employee in a calendar year does not exceed $50.00. These dollar limits are applied to the corporation as a whole. Any gifts from our employees will be aggregated for purposes of the $50.00 calendar year limit. This does not apply to gifts of cash or of investment interests such as stocks, bonds or certificates of deposit. However, competing contractors are prohibited from providing gifts in excess of $10.00 to procurement officials during the conduct of a federal procurement, The term gift does not include: modest items of food and refreshments (coffee, soft drinks, etc.); greeting cards, plaques and certificates; and favorable rates and commercial discounts available to the public or to all Government employees or all uniformed military personnel.

         If you encounter any situation in which you are in doubt as to its being an improper gratuity, gift, etc., you should immediately contact Wellco President David Lutz who will advise you. If for any reason you do not want to contact the President you should call Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

IV.      CONFLICTS OF INTEREST
         ---------------------

         Wellco employees should avoid any personal, financial or business relationship that could cause any conflict or interest with their positions and duties at the Company. A conflict of interest exists when there is a conflict between your private interests and your responsibilities as a Wellco employee.

         For example, Wellco employees should not:

         o Place Wellco business of any kind with a supplier owned or controlled by an employee or a member of his/her household or a close relative, unless such placement was the result of open competitive bidding in accordance with established Company procurement procedures.

         o Work part-time for, or serve as a consultant to, a Wellco customer, supplier, or competitor with or without compensation, unless previously consented to by Wellco in writing.

          o Accept a loan, guarantee for a loan, payment or service, excessive entertainment, travel or a gift of more than nominal value from any individual or firm which does or seeks to do business with Wellco.

          o Acquire or sell any Wellco products, property or services in exchange for direct or indirect compensation to an employee of Wellco or a member of the employee's family.

          o Become employed by any competitor while remaining under the employment of Wellco.

          o Use Wellco or client equipment, materials, resources or "inside" information for outside work.

          o Solicit business or clients, or perform outside work, on Wellco premises.

          o Do business with a company merely because that company employs a relation or acquaintance.

         Wellco employees are required to notify President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800 of any present or potential conflict of interest involving themselves or any other Wellco employee.

         o        Improper Use of Proprietary Information
                  ---------------------------------------
         Wellco employees are prohibited from disclosing, or making improper use of, Wellco's confidential or proprietary information to anyone outside of the Company during or after their employment. Wellco's confidential or proprietary information includes any information which is not generally disclosed to the public and which is useful or helpful to Wellco and/or which would be useful or helpful to Wellco's competitors. Examples include financial data, sales figures, planned new products, methods of manufacturing, lists of suppliers or customers, wage and salary data and suppliers' pricing information. Wellco will take disciplinary and/or legal action against any employee who violates Wellco's ban on the disclosure or improper use of the Company's confidential or proprietary information.
         o        Protection and Proper Use of Corporate Assets
                  ---------------------------------------------
         Employees should seek to protect the Company's assets. Theft, carelessness and waste have a direct impact on the Company's financial performance. Employees, officers and directors must use the Company's assets and services solely for legitimate business purposes of the Company and not for any personal benefit or the personal benefit of anyone else.

         Employees must advance the Company's legitimate interests when the opportunity to do so arises. You must not take for yourself personal opportunities that are discovered through your position with the Company or the use of property or information of the Company.

V.       THE PROCUREMENT INTEGRITY PROVISIONS
         ------------------------------------

         The Procurement Integrity statute and the regulations promulgated thereunder generally parrot other federal criminal statutes, such as the anti-bribery and anti-gratuity statutes, which are discussed above, but specifically prohibit certain conduct during a federal procurement of property or services, namely: (1) discussing any future employment or business opportunities with certain procurement officials; (2) offering, giving or promising to offer or give anything of value to certain procurement officials; and (3) asking for, obtaining or disclosing certain "proprietary" or "source selection" information regarding a procurement.

         In order to avoid violations of the Procurement Integrity Act, it is Wellco's policy to preclude any employee from discussing future employment with the Company with any federal employee. Additionally, no Wellco employee should ever obtain, or seek to obtain, any information which is marked "proprietary" or any information developed or prepared by the federal government in connection with a federal procurement where disclosure would jeopardize the integrity of the procurement or which is required to be kept secret, including:

          o     Proposed prices or costs;

          o     Federal agency source selection or technical evaluation plans;

          o     Federal agency technical cost or price evaluations;

          o     Federal agency determinations of competitive offers;

          o     Federal agency rankings of offerors;

          o Reports of any panels or boards used by federal agencies in the selection of the winning contractor, and

          o     Any document marked as "SOURCE SELECTION INFORMATION - SEE FAR
                3.104."

         Like the anti-fraud statues, a violation of the Procurement Integrity provisions subjects Wellco and any involved employee to a variety of potential contractual, administrative, civil and criminal penalties.

VI.      INSIDER TRADING
         ---------------
         It is a violation of the insider trading statute and Company policy for any individual to profit from non-public information relating to Wellco or any other company we do business with.

          o Employees in possession of non-public material information about Wellco may not disclose the information to any individual not employed by the Company unless it is in the course of performing their corporate duties. The term "material" information means any information about the Company, which has not yet become public knowledge, but which, if publicly known, could reasonably be expected to either affect the price of the Company's stock, or would likely be considered important by a reasonable investor.

          o Employees in possession of non-public material information concerning Wellco are prohibited from purchasing or selling any of the Company's securities. They are also prohibited from buying or selling any of the Company's securities for a period of forty-eight (48) hours after general publication of the material information in a national financial medium. Similarly, employees in possession or inside or unpublished information about any of our suppliers, customers, or any company we do business with may not purchase or sell the securities of those companies.

         o Employees with supervisory responsibilities may also be liable for violating the insider trading statute as "controlling persons" if they fail to take appropriate action when they either know or should have known that other employees under their supervision were violating the statute. Thus, employees with supervisory responsibilities should immediately report any suspected violation of the company's policy against insider trading to President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

          o Employees are prohibited from trading in the Company's securities or the securities of any other company in a way which attempts to hide the true identity of the trader or to mislead others as to exactly who is doing the trading. No Company employee should trade in Wellco's securities using a fictitious name, or the name of a relative or friend, or establish brokerage accounts under fictitious names.

VII.     THE FOREIGN CORRUPT PRACTICES ACT
         ---------------------------------

         o     Summary of the Foreign Corrupt Practices Act
               --------------------------------------------

         Because of the possibility that Wellco may be involved in selling boots to foreign countries and firms, all Company employees must be aware of the prohibitions set forth in the Foreign Corrupt Practices Act. The most important provision in the Foreign Corrupt Practices Act prohibits the bribing of foreign government officials.

         Specifically, the Foreign Corrupt Practices Act prohibits American companies or individuals from making payments, or offering to make payments, either directly or indirectly, to any foreign government official for the purpose of obtaining business for the Company. The Foreign Corrupt Practices Act is violated where an employee knows that some part of a payment is intended to corruptly influence a foreign government official to assist the Company in obtaining business. This prohibition includes payments to agents who in turn pay money to foreign government officials.

         The Foreign Corrupt Practices Act is violated even if the payer of the money does not actually know for a fact that the money will be corruptly given to a foreign government official; reckless indifference is enough. An employee cannot bury his or her head in the sand and hope that the money will not be used to bribe a foreign official.

          Payments made to merely expedite routine foreign government actions do not violate the Foreign Corrupt Practices Act, although actions to award contracts are not ever considered to be "routine" actions.

         o     Consequences of Violating the Foreign Corrupt Practices Act.
               ------------------------------------------------------------

         A violation of the Foreign Corrupt Practices Act can lead to both criminal and civil liability for both the Company and the individual. Individual employees can be imprisoned for up to five years and be fined up to $100,000.00. The Company can be fined $2,000,000. A civil action can also be brought against the Company and/or its employees.

         o     The Company's Policy Regarding Payments to Foreign Officials.
                  ------------------------------------------------------------
         As is the case with gifts or payments to U.S. government employees, Wellco wishes to avoid any possibility that the actions of its employees will be misconstrued as violating the Foreign Corrupt Practices Act. Consequently, any such payments are flatly forbidden. Additionally, because actual knowledge is not required to violate the Act, employees involved with payments going to foreign countries should attempt to account for the destination and the purpose of all such payments; employees should be vigilant regarding any indications of improper or illegal uses of the Company's money and report any such violations to President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828)
 254-8800.

VIII.            DRUG-FREE WORKPLACE
                 -------------------
         Wellco is committed to ensuring that its workplace is completely drug-free, for the health, safety and efficiency of its employees and to qualify as a "responsible source" for federal contracting. The Company's failure to adhere to the requirements of the Drug-Free Workplace statute could result in debarment from government contracting for a period of five years. It is therefore the Company's policy that the unlawful manufacture, distribution, dispensing, possession or use of a controlled substance in Wellco's workplace by any employee is prohibited.

         The term "controlled substance" means a controlled substance listed in Schedules I through V of Section 202 of the Controlled Substances Act (the "CSA"), 21 U.S.C. ss.812, and further defined in regulations implementing the CSA, 21 C.F.R. ss.ss.1308.11 - 1308.15, copies of which are available from Personnel Director Linda Webb.

         Wellco will periodically inform its employees about: (1) the dangers of drug abuse in the workplace; (2) Wellco's policy of maintaining a drug-free workplace; (3) drug counseling, rehabilitation, and employee assistance programs available to employees; and (4) the disciplinary action which will be taken against employees who violate Wellco's drug-free workplace policy.

         Any employee convicted of a drug offense which occurred in Wellco's workplace must notify personnel Director Linda Webb in writing of the conviction within five (5) days after such conviction. Written notice of such conviction will then be provided by Wellco to the appropriate contracting officials within ten (10) days after receiving such notice from an employee or actual notice of a conviction.

         The term "conviction" is defined in the regulations implementing the Drug-Free Workplace Act as "a finding of guilt (including a plea of nolo contendere) or imposition of sentence, or both, by any judicial body charged with the responsibility to determine violations of the Federal or State criminal drug statutes."

          A "criminal drug statute" is any federal, state or local criminal statute involving the manufacture, distribution, dispensing, possession, or use of any controlled substance.

          The Company will take disciplinary action, including terminating the employment of any Wellco employee convicted of a drug offense in the workplace, within thirty (30) days after receiving notice of such conviction.

IX.       HARASSMENT
          ----------
          All Wellco employees are expected to promote a harassment-free workplace.

          It is illegal to harass others on the basis of their sex, age over 40, race, color, national origin, religion, marital status, citizenship, disability and other personal characteristics. Harassment includes making derogatory remarks about such characteristics, making "jokes" about ethnic or other groups, and other verbal, physical and visual behavior.

          Sexual harassment is also prohibited. It is illegal and against the policy of Wellco for any worker, male or female, to harass another worker by: performing sexual acts, unwelcome sexual advances or other verbal or physical conduct of a sexual nature as a condition of any worker's employment; using a worker's submission to or rejection of such conduct as the basis for, or as a factor in, any employment decision affecting the individual; or otherwise creating an intimidating hostile, or offensive working environment by such conduct.

          The creation of an intimidating, hostile, or offensive working environment may include such actions as persistent comments on a worker's sexual preferences or the display of obscene or sexually oriented photographs or drawings. However, conduct or actions that arise out of a personal or social relationship and that are not intended to have a discriminatory employment effect may not be viewed as harassment. The employer will determine whether such conduct constitutes sexual harassment, based on a review of the facts and circumstances of each situation.

          Wellco will not condone any sexual harassment of its employees. All workers, including supervisors and managers, will be subject to severe discipline, up to and including discharge, for any act of sexual harassment they commit.
          An employee who feels victimized by harassment, sexual or otherwise, should speak first with his or her immediate supervisor (unless it is felt that the supervisor participated in or condoned this harassment), to Wellco's local legal counsel, Amelia Fortuno-Ruiz of Martinez Odell & Calabria in San Juan, Puerto Rico, at (787) 753-8914, if employed in Puerto Rico, or lastly to Wellco President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

X.        SARBANES-OXLEY AND AMEX REQUIREMENTS
          ------------------------------------
          As discussed in the Introduction, as the result of enactment in 2002, the "Sarbanes-Oxley" legislation and resulting new requirements imposed by the AMEX for issuers such as Wellco as a condition to having its stock listed and traded on the AMEX, certain new rules are applicable with reference to any questionable accounting, internal controls and auditing matters. As a result, there is a special opportunity on a confidential anonymous basis for any employee to report violations or concerns as to such matters. In these instances only, employees should report such concerns by the procedure described on page 22 of this Code.

          It is the responsibility of the Company's President, as Chief Financial Officer, to furnish a full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company.

XI.      PROCEDURES FOR IMPLEMENTING AND ENFORCING THE STANDARDS
         -------------------------------------------------------
         Every Wellco employee covered by this Code is responsible for reading, understanding and complying with this Code. In June of each year, Wellco employees covered by this Code will be required to sign the form attached hereto certifying that they have read, understand and will comply with the Code and that they have reported any potential violations of the Code by the procedures discussed below.

          o     Reporting Violations of the Code
                --------------------------------
          All Wellco employees are required to report any violation of the Code discussed in Items I through IX of the Code above to President David Lutz or if an employee prefers in a particular instance Wellco's legal counsel, Richard A. Wood, Jr., of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North
Carolina [(828) 254-8800;  P. 0.  Box 3180,  Asheville,  NC    28802].1

          As to accounting and auditing practices of the Company discussed in
Item X above, employees are required to report violations or concerns as to such practices on a confidential anonymous basis by contacting Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at 1 (866) 706-5005, who will communicate your concerns directly to the Chairman of the Audit Committee of the Board of Directors.

          President David Lutz is annually required by Resolution of the Company's Board of Directors to report compliance by employees with this Code of Conduct to the Audit Committee of the Board of Directors. Any waivers of this Code of Conduct must be approved by Wellco's Board of Directors and disclosed in an SEC Form 8-K within five days after such waiver.

          Employees who intentionally fail to report a violation of the Code will be subject to disciplinary action. No employee will be retaliated against, directly or indirectly, for reporting a violation of the Code or of any federal, state or local law governing the Company's business conduct. Employees who violate the Company's policy against retaliation, or encourage others to do so, will be subject to disciplinary action.

          o       Employee Training
                  -----------------
          In order to assist employees with understanding the laws described in this Code, Wellco will periodically conduct employee training sessions.

          o       Cooperating with the Government
                  -------------------------------

          Wellco's policy is to cooperate with federal, state and local investigators seeking information about the Company for purposes of enforcing the laws and regulations under their jurisdiction. At the same time, the Company

1 Any written request to legal counsel for guidance should bear the following entry at the top of the first page: "Privileged & Confidential," and the words "Attorney-Client Communication" just underneath such entry. These entries are needed to ensure the application of the Company's Attorney-Client privilege.

and its employees are entitled to the safeguards applicable to any person involved in an investigation, including representation by counsel. Accordingly, if you are contacted (in writing or personally) by any federal, state or local government investigator regarding an interview or access to any company documents or information, you should immediately refer the matter to President David Lutz or Wellco's legal counsel, Richard A. Wood, Jr. of McGuire, Wood & Bissette, P.A., attorneys in Asheville, North Carolina, at (828) 254-8800.

          Should the Government undertake an investigation of Wellco or its employees the manner in which the Company conducts itself during the course of such an investigation is very important. Under the supervision of Wellco's attorney, Company employees should cooperate fully with the government official conducting the investigation.

          No Wellco employee should ever:

          o Destroy any Company documents in anticipation of a request for those documents from any government agency or a court.

          o Lie or make any misleading statements to any government investigator.

          o Attempt to cause any other Company employee or any other person, to fail to provide information to any government investigator or to provide any false or misleading information.

          o Disciplinary Actions
            --------------------
         An employee's failure to comply with this Code of Conduct may result in disciplinary action, including reprimand, probation, suspension, salary reduction or termination of employment. Additionally, the Company may refer the matter to the Government for criminal investigation and prosecution, and/or seek reimbursement from the employee for any losses or damages resulting from the violation.

CONCLUSION
----------
          Given its importance, all Wellco employees should view understanding and complying with this Code as an essential part of their overall responsibilities to the Company.

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

                                                                   Exhibit 23

                            WELLCO ENTERPRISES, INC.
                         CONSENT OF INDEPENDENT AUDITORS

          We consent to the incorporation by reference Registration Statement No. 1-333-72824 of Wellco Enterprises, Inc. on Form S-8 of our report dated September 22, 2004 appearing in this Annual Report on Form 10-K of Wellco Enterprises, Inc. for the fiscal year ended July 3, 2004.



          DIXON HUGHES PLLC

          Asheville, North Carolina
          September 27, 2004

                                                                  Exhibit 23


                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement of Wellco Enterprises, Inc.and subsidiaries on Form S-8 (No. 333-72824) of our report dated October 14, 2002, appearing in the Annual Report on Form 10-K of Wellco Enterprises, Inc. and subsidiaries for the fiscal year ended July 3, 2004.



          DELOITTE & TOUCHE LLP
          Charlotte, North Carolina

          October 1, 2004

                                                                    Exhibit 31

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


                  Date: October 1, 2004


                  /s/ David Lutz
                  ------------------------------------------------------
                  By: David Lutz, Chief Executive Officer and President (Chief Executive Officer)

                                                                   Exhibit 31

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

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

          Date: October 1, 2004

          /s/ Tammy Francis
          -------------------------------------------
          By: Tammy Francis, Controller and Treasurer
           (Chief Financial Officer)

                                                                   Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
                                OXLEY ACT OF 2002

          I, David Lutz, certify that:

1.        I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended July 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13
          (a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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


                  Date: October 1, 2004


                  /s/ David Lutz
                  ----------------------------------------------------
                  By: David Lutz, Chief Executive Officer and President (Chief Executive Officer)

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

                                                                   Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

          I, Tammy Francis, certify that:

          1.      I am the chief financial officer of Wellco Enterprises, Inc.

          2. Attached to this certification is Form 10-K for the fiscal year ended July 3, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

          Date: October 1, 2004


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

                                                                SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES
    VALUATION ACCOUNTS FOR THE FISCAL YEARS ENDED JULY 3, 2004, JUNE 28, 2003
                                AND JUNE 29, 2002




                           Balance     Additions
                   at Beginning of     Charged to   Deductions           Balance
Description                   Year     Income (A)          (B)    at End of Year
--------------------------------------------------------------------------------
Allowance
for Doubtful
Accounts-
--------------------------------------------------------------------------------
     2004                 $28              10            1              $37
--------------------------------------------------------------------------------
     2003                 $28               3            3              $28
--------------------------------------------------------------------------------
     2002                 $28               1            1              $28
--------------------------------------------------------------------------------

    (A) Additions for allowance for doubtful accounts.
    (B) Write-off of uncollectible accounts.