Form 10-Q
period 2004-10-02
WELLCO ENTERPRISES INC
filed 2004-11-16
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 2004

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                            -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                   56-0769274
-------------------               ----------------------------------------------
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



1,252,546 shares of $1 par value common stock were outstanding on November 12, 2004.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2004










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 2, 2004 AND JULY 3, 2004
                                 (in thousands)

                                     ASSETS


                                                     (unaudited)
                                                      OCTOBER 2,         JULY 3,
                                                            2004            2004
                                                     ---------------------------

CURRENT ASSETS:
      Cash and cash equivalents ..................      $     57       $     58
      Receivables, net ...........................         4,629          6,070
      Inventories-
          Finished goods .........................         3,774          2,228
          Work in process ........................         3,008          2,771
          Raw materials ..........................         5,972          6,064
                                                        --------       --------
          Total ..................................        12,754         11,063
      Deferred income taxes and
      prepaid expenses ...........................           548            324
                                                        --------       --------
      Total ......................................        17,988         17,515
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............            15             17

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................         9,920          9,553
      Office equipment ...........................           808            797
      Automobiles ................................           188            188
      Leasehold improvements .....................           809            809
                                                        --------       --------
      Total cost .................................        13,271         12,893
      Less accumulated depreciation and
         amortization ............................        (8,108)        (7,802)
                                                        --------       --------
      Net Property Plant and Equipment ...........         5,163          5,091
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................            19             19
                                                        --------       --------


TOTAL ............................................      $ 23,185       $ 22,642
                                                        ========       ========



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 2, 2004 AND JULY 3, 2004
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     (unaudited)
                                                      OCTOBER 2,         JULY 3,
                                                            2004            2004
                                                     ---------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank
      (Note 2) .................................       $  3,660        $  3,780
      Accounts payable .........................          4,332           3,659
      Accrued compensation .....................          1,311           1,374
      Accrued income taxes .....................            884           1,048
      Other liabilities ........................            550             604
                                                       --------        --------
      Total ....................................         10,737          10,465
                                                       --------        --------

LONG-TERM LIABILITIES:
      Pension obligation .......................          1,337           1,337
      Notes payable ............................            224             222
      Deferred income taxes ....................             88              88
      Deferred revenues ........................             76              78

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ............          1,253           1,245
      Additional paid-in capital ...............          1,081           1,027
      Retained earnings ........................          9,708           9,499
      Accumulated other comprehensive
      loss .....................................         (1,319)         (1,319)
                                                       --------        --------
      Total ....................................         10,723          10,452
                                                       --------        --------

TOTAL ..........................................       $ 23,185        $ 22,642
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                    OCTOBER 2,     SEPTEMBER 27,
                                                          2004              2003
                                                    ----------------------------

REVENUES .....................................     $    10,621      $     8,617
                                                   -----------      -----------

COSTS AND EXPENSES:
      Cost of sales and services .............           9,387            7,490
      General and administrative
      expenses ...............................             688              634
                                                   -----------      -----------
      Total ..................................          10,075            8,124
                                                   -----------      -----------

GRANT INCOME .................................            --                 20
                                                   -----------      -----------

OPERATING INCOME .............................             546              513

INTEREST EXPENSE .............................             (48)             (26)

INTEREST INCOME ..............................            --                  1
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES ...................             498              488

PROVISION FOR INCOME TAXES ...................             101               72
                                                   -----------      -----------


NET INCOME ...................................     $       397      $       416
                                                   ===========      ===========

BASIC EARNINGS PER SHARE (Note 3)
      based on weighted average
      number of shares outstanding ...........     $      0.32      $      0.35
                                                   ===========      ===========
      Shares used in computing basic
      earnings per share .....................       1,247,650        1,185,746
                                                   ===========      ===========

DILUTED EARNINGS PER SHARE (Note 3)
      based on weighted average number
      of shares outstanding and dilutive
      stock options ..........................     $      0.31      $      0.35
                                                   ===========      ===========
      Shares used in computing diluted
      earnings per share .....................       1,299,415        1,199,611
                                                   ===========      ===========


DIVIDENDS DECLARED PER SHARE .................     $      0.15      $      0.10
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
                                 (in thousands)
                                                             (unaudited)
                                                       OCTOBER 2, SEPTEMBER  27,
                                                             2004           2003
                                                       -------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ....................................      $   397       $   416
                                                          -------       -------
     Adjustments to reconcile net income to
     net cash provided (used) by
     operating activities:
           Depreciation and amortization ...........          308           252
           Non-cash grant income recognized ........         --             (20)
           Non-cash reduction in
           deferred revenue ........................           (2)           (2)
           Non-cash interest expense ...............            2             2
           (Increase) decrease in-
                Receivables ........................        1,441          (565)
                Inventories ........................       (1,691)         (908)
                Prepaid expenses ...................         (272)         (199)
           Increase (decrease) in-
                Accounts payable ...................          673          (994)
                Accrued compensation ...............          (63)          133
                Accrued income taxes ...............         (164)           74
                Pension obligation .................           48           (57)
                Other current liabilities ..........          (54)          (42)
                                                          -------       -------
     Total adjustments .............................          226        (2,326)
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ..........................          623        (1,910)
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..............         (378)         (720)
                                                          -------       -------
CASH USED BY INVESTING ACTIVITIES ..................         (378)         (720)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of)
     short-term borrowings .........................         (120)        2,695
     Cash dividends paid ...........................         (188)         (119)
     Stock options exercised .......................           62          --
                                                          -------       -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ..........................         (246)        2,576
                                                          -------       -------


NET DECREASE IN CASH ...............................           (1)          (54)

CASH AT BEGINNING OF PERIOD ........................           58           133
                                                          -------       -------

CASH AT END OF PERIOD ..............................      $    57       $    79
                                                          =======       =======



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
                                 (in thousands)
                                                             (unaudited)
                                                       OCTOBER 2, SEPTEMBER  27,
                                                             2004           2003
                                                       -------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ...............................          $ 48          $ 26
           Income taxes ...........................          $265          $ (2)
                                                             ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                                 OCTOBER 2, 2004
              (in thousands except number of shares and per share)
                                   (unaudited)


                                       Common Stock      Additional
                                 ----------------------
                                                    Par     Paid-In     Retained
                                     Shares       Value     Capital     Earnings
                                 -----------------------------------------------
BALANCE AT JULY 3, 2004           1,245,046     $ 1,245     $ 1,027     $ 9,499

Net income for the fiscal three
  months ended October 2, 2004                                              397
Exercise of stock options             7,500           8          54
Cash dividend ($.15 per share)                                             (188)
                                 -----------------------------------------------

BALANCE AT OCTOBER 2, 2004         1,252,546    $ 1,253     $ 1,081     $ 9,708
                                 ===============================================



                                          Accumulated
                                                Other
                                        Comprehensive
                                                 Loss
                                     ----------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JULY 3, 2004                            $ (1,319)

Change for the fiscal three
  months ended October 2, 2004                    -
                                     ----------------

BALANCE AT OCTOBER 2, 2004                   $ (1,319)
                                     ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            -----------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------
                FOR THE FISCAL THREE MONTHS ENDED OCTOBER 2, 2004
                -------------------------------------------------

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


2. LINE OF CREDIT:

      Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit during the 2004 fiscal year to $10,000,000 and was reduced to $5,000,000 by September 1, 2004. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At October 2, 2004, borrowings on this line of credit were $3,660,000 with $1,340,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at October 2, 2004.

      Subsequently, on October 21, 2004, the Company increased its line of credit to $7,500,000 and the line, which expires January 31, 2005, can be renewed annually at the bank's discretion.


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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             For the Three Months Ended 10/2/04
                                             -----------------------------------
                                           Net Income      Shares     Per-Share
                                          (Numerator)  (Denominator)     Amount
                                          --------------------------------------


Basic EPS Available to Shareholders       $  397,000     1,247,650      $  0.32
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   51,765
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders     $  397,000     1,299,415      $  0.31
--------------------------------------------------------------------------------



                                             For the Three Months Ended 9/27/03
                                             -----------------------------------
                                           Net Income      Shares     Per-Share
                                          (Numerator)  (Denominator)     Amount
                                          --------------------------------------
Basic EPS Available to Shareholders       $  416,000     1,185,746      $  0.35
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   13,865
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders     $  416,000     1,199,611      $  0.35
--------------------------------------------------------------------------------



 4. STOCK-BASED COMPENSATION:

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


                                             For the Three Months Ended

                                           October 2,            September 27,
                                                 2004                    2003
-----------------------------------------------------------------------------
Net income:
-----------------------------------------------------------------------------
   As reported                           $    397,000             $   416,000
-----------------------------------------------------------------------------
  Compensation expense, net of tax              6,000                   6,000
-----------------------------------------------------------------------------
   Pro forma                             $    391,000             $   410,000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------

                                             For the Three Months Ended

                                           October 2,            September 27,
                                                2004                     2003
-----------------------------------------------------------------------------
Basic earnings per share:
-----------------------------------------------------------------------------
   As reported                           $       0.32             $      0.35
-----------------------------------------------------------------------------
  Compensation expense, net of tax               0.01                    0.01
-----------------------------------------------------------------------------
   Pro forma                             $       0.31             $      0.34
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------

Diluted earnings per share:
-----------------------------------------------------------------------------
   As reported                           $       0.31             $      0.35
-----------------------------------------------------------------------------
   Compensation expense, net of tax              0.01                    0.01
-----------------------------------------------------------------------------
   Pro forma                             $       0.30             $      0.34
-----------------------------------------------------------------------------



5. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:



                                             For the Three Months Ended

                                           October 2,            September 27,
                                                 2004                     2003
------------------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                           $     36,600             $     32,200
------------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                     87,000                   88,700
------------------------------------------------------------------------------
Expected Return on Plan Assets                (78,100)                 (74,300)
------------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial             15,200                   29,000
Assumptions
------------------------------------------------------------------------------
Pension Expense                          $     60,700             $     75,600
------------------------------------------------------------------------------

6. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rico government program under which it is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. The Consolidated Statements of Operations for the three months ended October 2, 2004 include the $780,000 as a reduction of Cost of Sales and Services.

      The Company has filed an reimbursement for $560,000 for compensation paid employees through September 30, 2004. The Company's policy is to record these reimbursements in the fiscal period in which they are received.

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

Since July 3, 2004, the end of the 2004 fiscal year, there have been no changes in the nature of the estimates and assumptions related to these critical accounting policies.

Comparing the Three Months Ended October 2, 2004 and September 27, 2003:
-----------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant event occurring in this fiscal quarter is the integration into manufacturing of a new boot for the Defense Supply Center Philadelphia
(DSCP). Excess costs were incurred in training employees and establishing manufacturing procedures and methods. While this level of activity has increased income, significant excess costs have been incurred.


Comparative results for these two periods is as follows:


                              Current Period        Prior Period
                          Three Months Ended  Three Months Ended            % of
(Amounts in thousands)       October 2, 2004  September 27, 2003  Change  Change
--------------------------------------------------------------------------------
Revenues                      $  10,621           $  8,617       $ 2,004    23%
-------------------------------------------------------------------------------
Cost of Sales                     9,387              7,490         1,897    25%
-------------------------------------------------------------------------------
Gross Profit                      1,234              1,127           107    10%
-------------------------------------------------------------------------------
Administrative Expenses             688                634            54     9%
-------------------------------------------------------------------------------
Grant Income                         -                  20           (20)
-------------------------------------------------------------------------------
Operating Income                    546                513            33     6%
-------------------------------------------------------------------------------
Interest Expense, Net                48                 25            23
-------------------------------------------------------------------------------
Income Taxes                        101                 72            29
-------------------------------------------------------------------------------
Net Income                    $     397           $    416       $   (19)
-------------------------------------------------------------------------------


For the three months ended October 2, 2004 (current period), Wellco had net income of $397,000 compared to a net income of $416,000 in the prior year three month period ended September 27, 2003 (prior period). The major reasons for the decrease in net income are:

      o Compared to the prior period, total revenues in the current period increased by $2,004,000. In the current period the Company shipped 40,000 pairs of the Infantry Combat Boot (ICB). The prior period did not contain any ICB boot sales. Also in the current period, the Company sold 6,000 fewer pairs of other boots than in the prior period.

      o Cost of Sales and Services in the current year increased by $1,897,000, which resulted in an increase in gross profit of only $107,000. The Company's three major U.S. Department of Defense contracts have lower profit margins than those historically earned under prior contracts. The shrinking base of U. S. boot manufacturers has increased the emphasis on price when responding to DSCP boot solicitations .

               In the past year, the Company has more than doubled its rate of boot production. This increase was in response to the need for boots in Iraq as well as new contracts. This necessitated the hiring of more than 400 new employees and significant purchases of equipment. Significant excess costs have been incurred in training these employees and in expanding production lines.

               This also has adversely affected profit margins.

               In September 2004, Hurricane Jeanne interrupted power at the Puerto Rico factory for approximately one week and it took almost another week for all employees to return to work and normal production to resume. No damage was done to the factory building or its contents. However, the interruption resulted in inefficiencies in production and the air freighting of materials.

               In the current period, the Company was changing its production operations from boots with a solid rubber sole to boots with the contract required three layer sole, which is a more complicated and costly construction. This caused certain delays and inefficiencies in production.

               The majority of the Company's boot manufacturing operations occur at the factory of a wholly- owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. The Company's policy is to record these reimbursements in the fiscal period in which they are received, and this amount was recorded as a reduction in cost of sales in the current period.

      o During the current period, the $54,000 increase in general and administrative expenses was primarily caused by increases in heath insurance costs. The Company has a self-funded plan and health insurance costs can vary.

      o The Consolidated Statements of Operations for the prior period included grant income of $20,000. This grant required the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. This income was all recognized by the end of fiscal year 2004.

      o Interest expense increased $23,000 because of increased borrowings under a bank line of credit.


The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 20% compared to 15% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.


Forward Looking Information:
---------------------------


Below is a summary of the Company's current boot contracts with DSCP.

      In October 2004, DSCP exercised the first option term under the DMS contract mentioned above. The maximum pairs that DSCP can order under this option is less than that of the base contract year. The first option term is for the period October 2004 through September 2005.

      In July 2004, DSCP exercised the first year option under one of the Company's ICB boot contracts, which will be for July 2004 through June 2005. The initial order under this option has been issued for 51,000 pairs.

      On March 10, 2004, DSCP awarded a new contract to the Company to supply 110,010 pairs of the ICB boot in the desert tan color. The contract has a delivery period of August 2004 through April 2005.

      The Company has substantially completed shipping all boots which are under surge orders to meet the Iraq need. When compared to fiscal year 2004, fiscal year 2005 revenues will be less. The Company cannot reasonably estimate how much the decrease will be.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. The Company's policy is to record these reimbursements in the fiscal period in which they are received. The Company has filed for reimbursement of $560,000 for compensation paid employees through September 30, 2004. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year.

DSCP temporarily suspended shipments under the above-mentioned DMS contract until it definitized and completed certain contract modifications (see the Liquidity and Capital Resources section below). On November 9, 2004, replacement purchase orders were issued and the suspension has been lifted, and the Company will soon resume shipments. This will not affect the total pairs Wellco will ship under this contract. However, this is adversely affecting the Company's liquidity.

On December 31, 2004, agreements under which the Company earns fees for providing certain equipment and related services to other boot manufacturers expire. The Company intends to negotiate an extension of these agreements. The effect on future operating results could be adverse if the negotiations do not result in an extension or continuation of the agreements under terms presently in effect today.

The business of providing boots to DSCP is very competitive, as U. S. boot manufacturers attempt to replace commercial U. S. production lost to low-cost foreign-made boots.

                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:


                                                (in thousands)

                                  October 2, 2004            July 3, 2004
-------------------------------------------------------------------------
Cash and Cash Equivalents                     $57                     $58
-------------------------------------------------------------------------
Unused Line of Credit                       1,340                   3,220
-------------------------------------------------------------------------
Total                                      $1,397                  $3,278
-------------------------------------------------------------------------

The decrease in total liquidity was primarily caused by a scheduled $2,000,000 reduction in the total amount available under the bank line of credit. At July 3, 2004, the available borrowings were $7,000,000 and at October 2, 2004, the amount was $5,000,000.

The following table summarizes the major sources (uses) of cash for the three months ended October 2, 2004:

                                                          (in thousands)

                                                         October 2, 2004
------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                         $705
------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                           360
------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                                           (442)
------------------------------------------------------------------------
Net Cash Provided by Operations                                      623
------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment                           (378)
------------------------------------------------------------------------
Repayment of Line of Credit                                         (120)
------------------------------------------------------------------------
Stock Options Exercised                                               62
------------------------------------------------------------------------
Cash Dividends Paid                                                 (188)
------------------------------------------------------------------------
Net Decrease  in Cash and Cash Equivalents                           ($1)
------------------------------------------------------------------------

In the three months ended October 2, 2004, cash provided by operations was $623,000. Net income of $397,000, depreciation and amortization of $308,000, and a $1,441,000 reduction in accounts receivable were the main operating sources of cash. The main use of operating cash were an increase in inventories of $1,691,000.

Cash from operations and borrowings from the line of credit was primarily used to purchase equipment, pay cash dividends, and fund the increase in raw materials and work in process inventories for the production required for the new Tan ICB boot.

The following table shows aggregated information about contractual obligations as of October 2, 2004:


                                      Payments Due by Period

                      Total  Less Than 1   1-3 Years   4-5 Years  After 5 Years
                                    Year
--------------------------------------------------------------------------------
Notes Payable      $300,000                                           $300,000
--------------------------------------------------------------------------------
Building Lease      801,000     $158,000    $333,000    $310,000        -
--------------------------------------------------------------------------------
Total            $1,101,000     $158,000    $333,000    $310,000      $300,000
--------------------------------------------------------------------------------

Based on estimates provided by the Company, DSCP, in fiscal year 2004, made certain changes to existing boot delivery orders under the Company's major boot contract. However, a delay in the Company's sourcing a material component resulted in these estimates being impossible to meet. Approximately two months ago, DSCP subsequently suspended the Company's shipments under this contract until they could definitize the changes and issue contract modifications reversing the previously made changes. In addition, this caused the payment of certain invoices to be delayed. The total of invoices not paid and the invoice value of finished boots waiting for invoicing is currently $3,700,000. On November 9, 2004, DSCP issued the needed contract modifications.

In addition, Wellco has paid $1,300,000 of air freight charges to meet DSCP's surge need in Iraq. These payments occurred primarily in May through August, 2004. Throughout the surge period, Wellco has paid the air freight and received reimbursement from DSCP several months later. However, the current amount is more than double previous amounts. DSCP has told Wellco that this amount is approved and that this item is close to having funding allocated to it.

Because of these two events, Wellco's bank, in October 2004, increased its maximum line of credit from $5,000,000 to $7,500,000. Typically, the Company gets paid thirty days after issuing its invoice and it will take a few weeks to have all the finished boots inspected and invoiced. Currently, the Company has borrowed almost all funds available under the line, and it is now clear that the Company will need a further increase in the bank line of credit. The Company will soon negotiate with its bank.

The Company cannot absolutely predict the success of such negotiations. However, since the need comes from obligations of DSCP, the Company believes that the bank will agree to the needed increase. If the bank does not increase the line, or does not adequately increase the line, the Company's operations would be adversely affected. Other than this, Wellco does not know of any demands, commitments, uncertainties, or trends that will result in or that are reasonablely likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit will expire and be subject to renewal on January 31, 2005. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after January 31, 2005, and would be adversely affected if the line is not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible new worth. The Company met these requirements at October 2, 2004.

There was borrowing of $3,660,000 under the line of credit at October 2, 2004. Because of surge and the investment in inventory for manufacture of the ICB boot, the Company expects significant use of the line of credit in the next few months.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Except for the delay discussed above and based on information available to date, the Company believes that such events should not occur in its fiscal year 2005.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:

      o All amounts borrowed shall become due and immediately payable upon demand of the bank.
      o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on January 31, 2005, unless the Note is extended by the bank under terms satisfactory to the bank.
      o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 4.        Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 2, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.  N/A

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders. N/A

Item 5.        Other Information.  N/A

Item 6.        Exhibits.
                        (31) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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


Wellco Enterprises, Inc., Registrant







\s\                                         \s\
David Lutz, Chief Executive Officer         Tammy Francis, Controller and Chief
            and President                                  Financial Officer
      (Principal  Executive Officer)

November 16, 2004

                                                          Exhibit 31


                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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


Date: November 16, 2004


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: November 16, 2004


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                  Exhibit 32
                                                                  ----------

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended October 2, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 16, 2004


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

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended October 2, 2004, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 16, 2004


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