Form 10-Q
period 2005-01-01
WELLCO ENTERPRISES INC
filed 2005-02-15
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2005

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



1,270,746 shares of $1 par value common stock were outstanding on February 15, 2005.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED JANUARY 1, 2005










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 1, 2005 AND JULY 3, 2004
                                 (in thousands)

                                     ASSETS


                                                       (unaudited)
                                                        JANUARY 1,       JULY 3,
                                                              2005          2004
                                                       -------------------------
CURRENT ASSETS:
      Cash and cash equivalents ......................    $     57     $     58
      Receivables, net ...............................       8,688        6,070
      Inventories-
          Finished goods .............................       3,741        2,228
          Work in process ............................       3,502        2,771
          Raw materials ..............................       5,620        6,064
                                                          --------     --------
          Total ......................................      12,863       11,063
      Deferred income taxes and prepaid expenses .....         714          324
                                                          --------     --------
      Total ..........................................      22,322       17,515
                                                          --------     --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ................          14           17

PROPERTY, PLANT AND EQUIPMENT:
      Land ...........................................         107          107
      Buildings ......................................       1,439        1,439
      Machinery and equipment ........................      10,466        9,553
      Office equipment ...............................         830          797
      Automobiles ....................................         181          188
      Leasehold improvements .........................         809          809
                                                          --------     --------
      Total cost .....................................      13,832       12,893
      Less accumulated depreciation and
         amortization ................................      (8,406)      (7,802)
                                                          --------     --------
      Net Property Plant and Equipment ...............       5,426        5,091
                                                          --------     --------

INTANGIBLE ASSETS:
      Intangible pension asset .......................          19           19
                                                          --------     --------


TOTAL ................................................    $ 27,781     $ 22,642
                                                          ========     ========











                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 1, 2005 AND JULY 3, 2004
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      (unaudited)
                                                       JANUARY 1,        JULY 3,
                                                             2005           2004
                                                      --------------------------


CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 3) ......     $  7,735      $  3,780
      Accounts payable .............................        4,205         3,659
      Accrued compensation .........................          958         1,374
      Accrued income taxes .........................          994         1,048
      Dividend payable .............................          191          --
      Other liabilities ............................          542           604
                                                         --------      --------
      Total ........................................       14,625        10,465
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,337         1,337
      Notes payable ................................          226           222
      Deferred income taxes ........................           88            88
      Deferred grant income ........................          136           --
      Deferred revenues ............................           74            78

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,245
      Additional paid-in capital ...................        1,304         1,027
      Retained earnings ............................       10,039         9,499
      Accumulated other comprehensive loss .........       (1,319)       (1,319)
                                                         --------      --------
      Total ........................................       11,295        10,452
                                                         --------      --------

TOTAL ..............................................     $ 27,781      $ 22,642
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2005 AND JANUARY 3, 2004
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                     JANUARY 1,       JANUARY 3,
                                                           2005             2004
                                                     ---------------------------

REVENUES .......................................    $    24,595     $    20,006
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............         21,892          17,612
      General and administrative expenses ......          1,482           1,168
                                                    -----------     -----------
      Total ....................................         23,374          18,780
                                                    -----------     -----------

GRANT INCOME ...................................             89              40
                                                    -----------     -----------

OPERATING INCOME ...............................          1,310           1,266

INTEREST EXPENSE ...............................           (137)            (62)

INTEREST INCOME ................................           --                 1
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................          1,173           1,205

PROVISION FOR INCOME TAXES .....................            255             238
                                                    -----------     -----------


NET INCOME .....................................    $       918     $       967
                                                    ===========     ===========

BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.73     $      0.82
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,257,092       1,185,746
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options ..................................    $      0.70     $      0.80
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,312,888       1,202,048
                                                    ===========     ===========


DIVIDENDS DECLARED PER SHARE ...................    $      0.30     $      0.20
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                       JANUARY 1, 2005 AND JANUARY 3, 2004
              (in thousands except per share and number of shares)

                                                          (unaudited)
                                                      JANUARY 1,      JANUARY 3,
                                                            2005            2004
                                                      --------------------------

REVENUES .........................................   $    13,974    $    11,389
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services .................        12,505         10,122
      General and administrative expenses ........           794            534
                                                     -----------    -----------
      Total ......................................        13,299         10,656
                                                     -----------    -----------

GRANT INCOME .....................................            89             20
                                                     -----------    -----------

OPERATING INCOME .................................           764            753

INTEREST EXPENSE .................................           (89)           (36)

INTEREST INCOME ..................................          --             --
                                                     -----------    -----------

INCOME  BEFORE INCOME TAXES ......................           675            717

PROVISION  FOR INCOME TAXES ......................           154            166
                                                     -----------    -----------

NET INCOME .......................................   $       521    $       551
                                                     ===========    ===========


BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .........................   $      0.41    $      0.46
                                                     ===========    ===========
      Shares used in computing basic
      earnings per share .........................     1,266,402      1,185,746
                                                     ===========    ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5) based
      on weighted average number of
      shares outstanding and dilutive stock
       options ...................................   $      0.40    $      0.46
                                                     ===========    ===========
      Shares used in computing diluted
      earnings per share .........................     1,303,970      1,208,260
                                                     ===========    ===========


DIVIDENDS DECLARED PER SHARE .....................   $      0.15    $      0.10
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2005 AND JANUARY 3, 2004
                                 (in thousands)
                                                                 (unaudited)
                                                        JANUARY 1,    JANUARY 3,
                                                              2005          2004
                                                        ------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $   918      $   967
                                                           -------      -------
     Adjustments to reconcile net income to net
     cash provided (used) by
     operating activities:
           Depreciation and amortization .............         607          503
           Non-cash grant income recognized ..........        --            (40)
           Non-cash reduction in deferred revenue ....          (4)          (4)
           Non-cash interest expense .................           4            4
           (Increase) decrease in-
                Receivables ..........................      (2,618)      (1,592)
                Inventories ..........................      (1,800)      (5,564)
                Prepaid expenses .....................        (389)        (229)
           Increase (decrease) in-
                Accounts payable .....................         546        2,985
                Accrued compensation .................        (416)         228
                Accrued income taxes .................         (54)         240
                Other current liabilities ............          74          (39)
                                                           -------      -------
     Total adjustments ...............................      (4,050)      (3,508)
                                                                        -------
NET CASH USED BY
     OPERATING ACTIVITIES ............................      (3,132)      (2,541)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (939)      (1,179)
                                                           -------      -------
CASH USED BY INVESTING ACTIVITIES ....................        (939)      (1,179)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from  short-term borrowings ............       3,955        3,875
     Cash dividends paid .............................        (188)        (237)
     Stock options exercised .........................         303         --
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................       4,070        3,638
                                                           -------     --------


NET DECREASE IN CASH .................................          (1)         (82)

CASH AT BEGINNING OF PERIOD ..........................          58          133
                                                                        -------

CASH AT END OF PERIOD ................................     $    57      $    51
                                                                        -------




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                       JANUARY 1, 2005 AND JANUARY 3, 2004
                                 (in thousands)
                                                                 (unaudited)
                                                        JANUARY 1,    JANUARY 3,
                                                              2005          2004
                                                        ------------------------



SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest                                         $ 137          $ 62
           Income taxes                                     $ 265          $ -
                                                            -----          ----


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                 JANUARY 1, 2005
              (in thousands except number of shares and per share)
                                   (unaudited)


                                       Common Stock    Additional
                                                Par       Paid-In       Retained
                                     Shares    Value      Capital       Earnings
                                  ----------------------------------------------
BALANCE AT JULY 3, 2004           1,245,046  $ 1,245      $ 1,027       $ 9,499

Net income for the fiscal six
   months ended January 1, 2005                                             918
Exercise of stock options           25,700        26         233
Tax benefit from stock options                                44
Cash dividend  ($.30 per share)                                            (378)
                                 -----------------------------------------------

BALANCE AT JANUARY 1, 2005       1,270,746   $ 1,271     $ 1,304       $ 10,039
                                 -----------------------------------------------



                                        Accumulated
                                              Other
                                      Comprehensive
                                               Loss
                                   ----------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 3, 2004                     $ (1,319)

Change for the fiscal six
   months ended January 1, 2005                 -
                                   ----------------

BALANCE AT JANUARY 1, 2005                 $ (1,319)
                                   ----------------

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------
                 FOR THE FISCAL SIX MONTHS ENDED JANUARY 1, 2005
                 -----------------------------------------------

1. BUSINESS:

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.


3. LINE OF CREDIT:

      Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit during the 2004 fiscal year to $10,000,000 and it was reduced to $5,000,000 by September 1, 2004. On October 21, 2004, the Company increased its line of credit to $7,500,000. On December 9, 2004, the Company increased its line of credit back to $10,000,000 through February 28, 2005 and then the line is reduced to $9,000,000. The Company's line of credit expires April 30, 2005 and can be renewed annually at the bank's discretion.

      This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At January 1, 2005, borrowings on this line of credit were $7,735,000 with $2,265,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at January 1, 2005.


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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Six Months Ended 1/01/05
                                               ---------------------------------
                                            Net Income     Shares     Per-Share
                                            (Numerator) (Denominator)    Amount
--------------------------------------------------------------------------------
Basic EPS Available to Shareholders         $  918,000    1,257,092     $  0.73
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                    55,796
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $  918,000    1,312,888     $  0.70
--------------------------------------------------------------------------------


                                               For the Six Months Ended 1/03/04
                                               ---------------------------------
                                            Net Income     Shares     Per-Share
                                            (Numerator) (Denominator)    Amount
--------------------------------------------------------------------------------

Basic EPS Available to Shareholders         $  967,000     1,185,746    $  0.82
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                     16,302
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $  967,000     1,202,048    $  0.80
--------------------------------------------------------------------------------


                                            For the Three  Months Ended 1/01/05
                                            ------------------------------------
                                            Net Income     Shares     Per-Share
                                            (Numerator) (Denominator)    Amount
--------------------------------------------------------------------------------


Basic EPS Available to Shareholders         $  521,000     1,266,402    $  0.41
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                     37,568
-------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $  521,000     1,303,970    $  0.40
--------------------------------------------------------------------------------

                                              For the Three Months Ended 1/03/04
                                              ----------------------------------
                                            Net Income     Shares     Per-Share
                                           (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------

Basic EPS Available to Shareholders         $  551,000    1,185,746     $  0.46
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                    22,514
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders       $  551,000    1,208,260     $  0.46
--------------------------------------------------------------------------------


5. STOCK-BASED COMPENSATION:

      The Company uses Accounting Principles Board Opinion No. 25 (APB 25) to account for stock options granted to employees. Under APB 25, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Under SFAS No. 123 and No. 148, a company that uses APB 25 to account for stock options must disclose the effect on reported net income of using a fair value based method of accounting for stock-based employee compensation.

      The following table summarizes the effect on net income and earnings per share had the accounting for employee stock options been based on the fair value method.

                                                   For the Six Months Ended
                                              January 1,              January 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Net income:
--------------------------------------------------------------------------------
   As reported                               $   918,000           $    967,000
--------------------------------------------------------------------------------
  Compensation expense, net of tax                12,000                 12,000
--------------------------------------------------------------------------------
   Pro forma                                 $   906,000           $    955,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earnings per share:
--------------------------------------------------------------------------------
   As reported                               $      0.73           $       0.82
--------------------------------------------------------------------------------
  Compensation expense, net of tax                  0.01                   0.01
--------------------------------------------------------------------------------
   Pro forma                                 $      0.72           $       0.81
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Diluted earnings per share:
--------------------------------------------------------------------------------
   As reported                               $      0.70           $       0.80
--------------------------------------------------------------------------------
   Compensation expense, net of tax                 0.01                   0.01
--------------------------------------------------------------------------------
   Pro forma                                 $      0.69           $       0.79
--------------------------------------------------------------------------------

                                                   For the Three Months Ended

                                              January 1,              January 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Net income:
--------------------------------------------------------------------------------
   As reported                               $   521,000           $    551,000
--------------------------------------------------------------------------------
  Compensation expense, net of tax                 6,000                  6,000
--------------------------------------------------------------------------------
   Pro forma                                 $   515,000           $    545,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earnings per share:
--------------------------------------------------------------------------------
   As reported                               $      0.41           $       0.46
--------------------------------------------------------------------------------
  Compensation expense, net of tax                  -                       -
--------------------------------------------------------------------------------
   Pro forma                                 $      0.41           $       0.46
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Diluted earnings per share:
--------------------------------------------------------------------------------
   As reported                               $      0.40           $       0.46
--------------------------------------------------------------------------------
   Compensation expense, net of tax                 -                       -
--------------------------------------------------------------------------------
   Pro forma                                 $      0.40           $       0.46
--------------------------------------------------------------------------------



6. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                   For the Six Months Ended
                                              January 1,              January 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                               $    73,200           $     64,540
Interest on the Projected Benefit
Obligation                                       174,000                177,340
Expected Return on Plan Assets                  (156,200)              (148,680)

                                                   For the Six Months Ended
                                              January 1,              January 3,
                                                    2005                   2004
--------------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial
Assumptions                                       30,400                 58,000
--------------------------------------------------------------------------------
Pension Expense                              $   121,400           $    151,200
--------------------------------------------------------------------------------



                                                   For the Three Months Ended

                                              January 1,              January 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                               $    36,600           $     32,270
--------------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                        87,000                 88,670
--------------------------------------------------------------------------------
Expected Return on Plan Assets                   (78,100)               (74,340)
--------------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial
Assumptions                                       15,200                 29,000
--------------------------------------------------------------------------------
Pension Expense                              $    60,700           $     75,600
--------------------------------------------------------------------------------


7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. On December 28, 2004, the subsidiary received an additional $385,000. The Consolidated Statements of Operations for the six months and three months ended January 1, 2005 include $1,165,000 and $385,000, respectively, as a reduction of Cost of Sales and Services.

      The Company has filed a reimbursement claim for $535,000 for compensation paid employees and expensed through January 1, 2005. The Company's policy is to record these reimbursements in the fiscal period in which they are received.


8. GRANT MONEY RECEIVED:

      In December 2004, the Company received $280,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico.

      The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the six-month and three-month periods ended January 1, 2005 includes $89,000 as a grant income catch-up adjustment from the $280,000 received. Of the grant monies received to date, $14,000 will be recognized as grant income in each fiscal quarter through fiscal year 2008.

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

Comparing the Six Months Ended January 1, 2005  and January 3, 2004:
--------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the six months ended January 1, 2005 (current period) compared to the six months ended January 3, 2004 (prior period):
1. The increase in pairs of Infantry Combat boots (ICB) sold under contract with U.S. Department of Defense.
2. The decrease in Hot Weather boots sold to the Defense Department.
3. The increase in reimbursement received from the Puerto Rican government for certain labor costs incurred.

Comparative results for these two periods is as follows:


                            Current Period       Prior Period
                          Six Months Ended   Six Months Ended               % of
(Amounts in thousands)     January 1, 2005    January 3, 2004    Change   Change
--------------------------------------------------------------------------------
Revenues                         $  24,595          $  20,006  $  4,589     23%
--------------------------------------------------------------------------------
Cost of Sales                       21,892             17,612     4,280     24%
--------------------------------------------------------------------------------
Gross Profit                         2,703              2,394       309     13%
--------------------------------------------------------------------------------
Administrative Expenses              1,482              1,168       314     27%
--------------------------------------------------------------------------------
Grant Income                            89                 40        49
--------------------------------------------------------------------------------
Operating Income                     1,310              1,266        44      4%
--------------------------------------------------------------------------------
Interest Expense, Net                  137                 61        76
--------------------------------------------------------------------------------
Income Taxes                           255                238        17
--------------------------------------------------------------------------------
Net Income                       $     918          $     967  $    (49)
--------------------------------------------------------------------------------

For the current period, Wellco had net income of $918,000 compared to a net income of $967,000 in the prior period.

      o Compared to the prior period, total revenues in the current period increased by $4,589,000. In the current period the Company shipped 142,000 pairs of the Infantry Combat Boot (ICB). The prior period did not contain any ICB boot sales. This increase offset a 86,000 pair decrease in shipments of Hot Weather boots.

               During the current period, the Company was shipping under two contracts for the ICB boot. In the prior period, the Company had one ICB boot contract but did not have any shipments.

               Shipments of Hot Weather boots in the prior period were under the Defense Department's surge option, primarily to meet the urgent need in Iraq. The surge need was substantially met by the end of the first quarter of the current period.

      o Cost of Sales and Services in the current year increased by $4,280,000, which resulted in an increase in gross profit of only $309,000. Defense Department contracts under which the Company shipped in the current period have lower margins than those of the prior period. The shrinking level of domestic commercial footwear manufacturers has increased the emphasis on price when responding to Defense Department boot solicitations .

               Margins in the prior period were adversely affected by costs related to meeting the Iraq Hot Weather boot surge need and start-up under a new ICB boot contract. This necessitated the hiring of more than 500 new employees. Significant excess costs were incurred in training these employees and in expanding production lines.

               In September 2004, Hurricane Jeanne interrupted power at the Company's Puerto Rican factory for approximately one week and it took almost another week for all employees to return to work and normal production to resume. No damage was done to the factory building or its contents. However, the interruption resulted in inefficiencies in production and the air freighting of materials.

               In the current period, the Company was changing its production operations from boots with a solid rubber sole to boots with the contract-required three layer sole, which is a more complicated and costly construction. This caused certain delays and inefficiencies in production.

               The majority of the Company's boot manufacturing operations occur at the factory of a wholly- owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. Under this program, the Company received and recognized as a reduction of Cost of Sales and Services in the current period $1,165,000, compared to $320,000 in the prior period. The majority of the amount received in the current period is for compensation paid in the prior fiscal year. The Company's policy is to record these reimbursements in the fiscal period in which they are received.

      o During the current period, the $314,000 increase in general and administrative expenses was primarily caused by increases in employee group health insurance costs. The Company has a self-funded employee group health plan under which employee health insurance costs vary with actual employee health costs.

      o In December 2004, the Company received $280,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the six-month ended January 1, 2005 includes $89,000 as a grant income catch-up adjustment from the $280,000 received. Of the grant monies received to date, $14,000 will be recognized as grant income in each fiscal quarter through fiscal year 2008.

               The Consolidated Statements of Operations for the prior period included grant income of $40,000 from a prior grant. This grant required the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. This income was all recognized by the end of fiscal year 2004.

      o Interest expense increased $76,000 because of increased borrowings under a bank line of credit.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 22% compared to 20% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.

Comparing the Three Months Ended January 1, 2005 and January 3, 2004:
---------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the three months ended January 1, 2005 (current period) compared to the three months ended January 3, 2004 (prior period):
1. The increase in pairs of Infantry Combat boots (ICB) sold under contract with U.S. Department of Defense.
2. The decrease in Hot Weather boots sold to the Defense Department.
3. The increase in reimbursement received from the Puerto Rican government for certain labor costs incurred.

Comparative results for these two periods is as follows:


                              Current Period        Prior Period
                          Three Months Ended  Three Months Ended            % of
(Amounts in thousands)       January 1, 2005     January 3, 2004  Change  Change
--------------------------------------------------------------------------------
Revenues                           $  13,974        $  11,389    $  2,585    23%
--------------------------------------------------------------------------------
Cost of Sales                         12,505           10,122       2,383    24%
--------------------------------------------------------------------------------
Gross Profit                           1,469            1,267         202    16%
--------------------------------------------------------------------------------
Administrative Expenses                  794              534         260    48%
--------------------------------------------------------------------------------
Grant Income                              89               20          69
--------------------------------------------------------------------------------
Operating Income                         764              753          11     2%
--------------------------------------------------------------------------------
Interest Expense, Net                     89               36          53
--------------------------------------------------------------------------------
Income Taxes                             154              166         (12)
--------------------------------------------------------------------------------
Net Income                         $     521       $      551    $    (30)
--------------------------------------------------------------------------------


For the three months ended January 1, 2005 (current period), Wellco had net income of $521,000 compared to a net income of $551,000 in the prior year three month period ended January 3, 2004 (prior period).

      o Compared to the prior period, total revenues in the current period increased by $2,585,000. In the current period the Company shipped 102,000 pairs of the Infantry Combat Boot (ICB). The prior period did not contain any ICB boot sales. This increase offset an 83,000 pair decrease shipments of the Hot Weather boots.

               During the current period, the Company was shipping under two contracts for the ICB boot. In the prior period, the Company had one ICB boot contract but did not have any shipments.

               Shipments of Hot Weather boots in the prior period were under the Defense Department's surge option, primarily to meet the urgent need in Iraq. The surge need was substantially met by the end of the first quarter of the current period

      o Cost of Sales and Services in the current year increased by $2,383,000, which resulted in an increase in gross profit of only $202,000. Defense Department contracts under which the Company shipped in the current period have lower margins than those of the prior period. The shrinking base of domestic production of commercial footwear manufacturers has increased the emphasis on price when responding to Defense Department boot solicitations .

               Margins in the prior period were adversely affected by costs related to meeting the Iraq Hot Weather boot surge need and start-up under a new ICB boot contract. This necessitated the hiring of more than 500 new employees. Significant excess costs were incurred in training these employees and in expanding production lines.

               In the current period, the Company was changing its production operations from boots with a solid rubber sole to boots with the contract-required three layer sole, which is a more complicated and costly construction. This caused certain delays and inefficiencies in production.

               The majority of the Company's boot manufacturing operations occur at the factory of a wholly- owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. Under this program, the Company received and recognized as a reduction of Cost of Sales and Services in the current period $385,000, compared to $274,000 in the prior period. The Company's policy is to record these reimbursements in the fiscal period in which they are received.

      o During the current period, the $260,000 increase in general and administrative expenses was primarily caused by increases in employee group heath insurance costs. The Company has a self-funded employee group health plan under which employee health insurance costs vary with actual employee health costs.

      o The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract is $89,000.

               The Consolidated Statements of Operations for the prior period included grant income of $20,000 from a prior grant. This grant required the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. This income was all recognized by the end of fiscal year 2004.

      o Interest expense increased $53,000 because of increased borrowings under a bank line of credit.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for both the current period and prior period was 23%.


Forward Looking Information:
----------------------------

Below is a summary of the Company's current boot contracts with Defense Department.

      In October 2004, Defense Department exercised the first option term year under the Hot Weather contract. In the base year of this contract, the Defense Department ordered 467,000 pairs, representing the maximum pairs provided for in the contract. Pairs ordered to date under this first year option total 74,000. For the first option year, the minimum that they are required to buy is 83,000 pairs and the maximum that they can buy is 323,000 pairs. The Company cannot reasonably predict whether more than the minimum 83,000 pairs will be bought in first option term year. The first option term is for the period October 2004 through September 2005.

      In July 2004, Defense Department exercised the first year option under one of the Company's ICB boot contracts, which will be for July 2004 through June 2005. Pairs ordered to date under this first year option total 102,000, compared to a total 180,000 ordered in the base year. For the first option year, the minimum that they are required to buy is 109,000 pairs and the maximum that they can buy is 227,000 pairs. The Company cannot reasonably predict whether more than the minimum 109,000 pairs will be bought in first option term year. The Company understands that usage of this boot is less than projected.

      On March 10, 2004, Defense Department awarded a new contract to the Company to supply 110,010 pairs of the ICB boot in the desert tan color. The contract has a delivery period of August 2004 through April 2005. There is currently outstanding a solicitation for this boot, with delivery from June through December 2005. The Company responded to this solicitation and cannot predict its receipt of a contract.

      Since April 2003, the Company had been producing Hot Weather boots at an accelerated rate under the Defense Department's surge option contract clause. Shipments under the surge option were substantially completed in the first quarter of fiscal year 2005. When compared to fiscal year 2004, fiscal year 2005 revenues during the last six months will be less. The Company cannot reasonably estimate how much the decrease will be.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the six months and three months ended January 1, 2005 include $1,165,000 and $385,000, respectively, as a reduction of Cost of Sales and Services.

The Company has filed a reimbursement claim for $535,000 for compensation paid employees and expensed through January 1, 2005. The Company's policy is to record these reimbursements in the fiscal period in which they are received.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2006 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Company has received quotations from outside firms specializing in the review, documentation and testing of internal controls. The Company estimates that the cost of the internal control review and audit will be between $125,000 and $200,000. However, the actual cost could be substantially more. The Company cannot reasonably predict whether material weaknesses will be found in its internal controls over financial reporting.

The business of providing boots to Defense Department is very competitive, as U.
S. boot manufacturers attempt to replace commercial U. S. production lost to low-cost foreign-made boots.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                       (in thousands)
                                        January 1, 2005            July 3, 2004
--------------------------------------------------------------------------------
Cash and Cash Equivalents                           $57                     $58
--------------------------------------------------------------------------------
Unused Line of Credit                             2,265                   3,220
--------------------------------------------------------------------------------
Total                                            $2,322                  $3,278
--------------------------------------------------------------------------------


The following table summarizes the major sources (uses) of cash for the six months ended January 1, 2005:


                                                                 (in thousands)
                                                                January 1, 2005
--------------------------------------------------------------------------------
Income Before Depreciation and Other Non-cash
Adjustments                                                              $1,525
--------------------------------------------------------------------------------
Net Change in Accounts Receivable, Inventories,
Accounts Payable, and Accrued Compensation                               (4,288)
--------------------------------------------------------------------------------
Net Change in Income Taxes, Pension Obligation,
and Other                                                                  (369)
--------------------------------------------------------------------------------
Net Cash Used by Operations                                              (3,132)
--------------------------------------------------------------------------------
Cash Used to Purchase Plant and Equipment                                  (939)
--------------------------------------------------------------------------------
Cash Provided by Line of Credit                                           3,955
--------------------------------------------------------------------------------
Stock Options Exercised                                                     303
--------------------------------------------------------------------------------
Cash Dividends Paid                                                        (188)
--------------------------------------------------------------------------------
Net Decrease  in Cash and Cash Equivalents                                  ($1)
--------------------------------------------------------------------------------

In the six months ended January 1, 2005, cash used by operations was $3,132,000. Net income of $918,000, depreciation and amortization of $607,000, and a $546,000 increase in accounts payable were the main operating sources of cash. The main use of operating cash were an increase in inventories of $1,800,000, an increase in accounts receivable of $2,618,000, and an decrease in accrued compensations of $416,000.

Borrowings from the line of credit and the cash from the exercise of stock options were used to provide the needed cash for operations, plant and equipment additions, and to pay cash dividends. The increase in accounts receivable and inventory primarily resulted from a new contract awarded late in fiscal year 2004.

The following table shows aggregated information about contractual obligations as of January 1, 2005:

                             Payments Due by Period

                     Total   Less Than 1   1-3 Years   4-5 Years   After 5 Years
                                    Year
--------------------------------------------------------------------------------
Notes Payable     $300,000                                             $300,000
--------------------------------------------------------------------------------
Building Lease     762,000      $159,000    $336,000    $267,000           -
--------------------------------------------------------------------------------
Total           $1,062,000      $159,000    $336,000    $267,000       $300,000
--------------------------------------------------------------------------------


Wellco has paid and recorded as an account receivable $1,300,000 of air freight charges to meet Defense Department's surge need in Iraq. These payments occurred primarily in May through August, 2004. Throughout the surge period, Wellco has paid the air freight and received reimbursement from Defense Department several months later. The Defense Department has told Wellco that this amount is approved and that this item is close to having funding allocated to it.

In October 2004, Wellco's bank increased its maximum line of credit from $5,000,000 to $7,500,000 and on December 9, 2004, the Company further increased it to $10,000,000 through February 28, 2005. Beginning March 1, 2005 the maximum line will be $9,000,000 through April 30, 2005.

Borrowings under the line of credit at January 1, 2005 were $7,735,000. As discussed above in the Forward Looking section, the Company expects reduced boot sales in fiscal year 2005. Because this will result in lower levels of accounts receivables and inventory, the Company expects a reduction in future borrowings under the line of credit.

The bank line of credit will expire and be subject to renewal on April 30, 2005. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after April 30, 2005, and would be adversely affected if the line is not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at January 1, 2005.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
      o All amounts borrowed shall become due and immediately payable upon demand of the bank.
      o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on April 30, 2005, unless the Note is extended by the bank under terms satisfactory to the bank.
      o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 4.        Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 1, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


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

Item 1.        Legal Proceedings.  N/A

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.  N/A

Item 3.        Defaults Upon Senior Securities.  N/A

Item 4.        Submission of Matters to a Vote of Security Holders.


The 2004 Annual Stockholders Meeting of Wellco Enterprises, Inc. was held on November 16, 2004. The only matter voted on at that meeting was the election of directors. The results of voting were:

                        Directors were elected as follows:

          Nominee for Director        Shares Voted For      Shares Withheld From

          Claude S. Abernethy, Jr.        1,187,596                 788
          Horace Auberry                  1,187,596                 788
          William M. Cousins, Jr.         1,187,596                 788
          Katherine J. Emerson            1,187,596                 788
          Rolf Kaufman                    1,187,596                 788
          John D. Lovelace                1,187,596                 788


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


Wellco Enterprises, Inc., Registrant







\s\                                         \s\
David Lutz, Chief Executive Officer and     Tammy Francis, Controller and Chief
            President
         (Principal  Executive Officer)     Financial Officer

February 15, 2005

                                                          Exhibit 31
                                                          ----------


                       WELLCO ENTERPRISES, INC. xhibit 31
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 1, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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


Date: February 15, 2005


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 1, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: February 15, 2005


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                  Exhibit 32
                                                                  ----------

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 1, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended January 1, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: February 15, 2005


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

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE SIX MONTHS ENDED JANUARY 1, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended January 1, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: February 15, 2005


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