Form 10-K/A
period 2004-07-03
WELLCO ENTERPRISES INC
filed 2005-04-20
CIK 105532

FORM 10-K/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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

                               INTRODUCTORY NOTE

Wellco Enterprises, Inc. is filing this Amendment No. 1 to Form 10-K for its fiscal year ended July 3, 2004 to reflect correction in the wording of the Report of Independent Registered Public Accounting Firm ("Report"), as shown on page 41 of that Form 10-K.

The Report previous stated that: "We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversite Board (United States)."

The report is being corrected to state that: "We conducted our audits in accordance with the standards of the Public Company Accounting Oversite Board (United States)."

Except as stated above, no attempt has been made in this Amendment No. 1 to modify or updated the disclosures as presented in the original Form 10-K, and does not reflect events occurring after the original filing of the Form 10-K.

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

September 29, 2004

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
   ---------------------------------------------------------------------------
                                    CONDITION
                                    ---------

                              RESULTS OF OPERATIONS
                              ---------------------

Critical Accounting Policies:
----------------------------

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

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

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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