Form 10-Q
period 2005-04-02
WELLCO ENTERPRISES INC
filed 2005-05-17
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: APRIL 2, 2005

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


1,270,746 common shares (all voting) were outstanding as of May 16, 2005.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 2, 2005










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 2, 2005 AND JULY 3, 2004
                                 (in thousands)

                                     ASSETS


                                                        (unaudited)
                                                           APRIL 2,      JULY 3,
                                                               2005         2004
                                                        ------------------------
CURRENT ASSETS:
      Cash and cash equivalents ......................    $     21     $     58
      Receivables, net ...............................       4,795        6,070
      Inventories-
          Finished goods .............................       3,273        2,228
          Work in process ............................       3,058        2,771
          Raw materials ..............................       4,843        6,064
                                                          --------     --------
          Total ......................................      11,174       11,063
      Deferred income taxes and prepaid expenses .....         783          324
                                                          --------     --------
      Total ..........................................      16,773       17,515
                                                          --------     --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ................          13           17

PROPERTY, PLANT AND EQUIPMENT:
      Land ...........................................         107          107
      Buildings ......................................       1,439        1,439
      Machinery and equipment ........................      10,629        9,553
      Office equipment ...............................         837          797
      Automobiles ....................................         181          188
      Leasehold improvements .........................         809          809
                                                          --------     --------
      Total cost .....................................      14,002       12,893
      Less accumulated depreciation and
         amortization ................................      (8,711)      (7,802)
                                                          --------     --------
      Net Property Plant and Equipment ...............       5,291        5,091
                                                          --------     --------

INTANGIBLE ASSETS:
      Intangible pension asset .......................          19           19
                                                          --------     --------


TOTAL ................................................    $ 22,096     $ 22,642
                                                          ========     ========











                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 2, 2005 AND JULY 3, 2004
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)
                                                         APRIL 2,        JULY 3,
                                                             2005           2004
                                                       -------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 3) ......     $  3,525      $  3,780
      Accounts payable .............................        2,971         3,659
      Accrued compensation .........................        1,138         1,374
      Accrued income taxes .........................          734         1,048
      Other liabilities ............................          656           604
                                                         --------      --------
      Total ........................................        9,024        10,465
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,337         1,337
      Notes payable ................................          228           222
      Deferred income taxes ........................         --              88
      Deferred grant income ........................          122          --
      Deferred revenues ............................           72            78

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,245
      Additional paid-in capital ...................        1,304         1,027
      Retained earnings ............................       10,057         9,499
      Accumulated other comprehensive loss .........       (1,319)       (1,319)
                                                         --------      --------
      Total ........................................       11,313        10,452
                                                         --------      --------

TOTAL ..............................................     $ 22,096      $ 22,642
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 2, 2005 AND APRIL 3, 2004
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                       APRIL 2,         APRIL 3,
                                                           2005             2004
                                                       -------------------------
REVENUES .......................................    $    39,241     $    31,519
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............         35,623          27,526
      General and administrative expenses ......          2,084           1,979
                                                    -----------     -----------
      Total ....................................         37,707          29,505
                                                    -----------     -----------

GRANT INCOME ...................................            103              60
                                                    -----------     -----------

OPERATING INCOME ...............................          1,637           2,074

INTEREST EXPENSE ...............................           (204)           (136)

INTEREST INCOME ................................              1               1
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES .....................          1,434           1,939

PROVISION FOR INCOME TAXES .....................            307             349
                                                    -----------     -----------

NET INCOME .....................................    $     1,127     $     1,590
                                                    ===========     ===========
BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.89     $      1.34
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,261,660       1,190,388
                                                    ===========     ===========
DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive
      stock options ............................    $      0.87     $      1.31
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,297,748       1,215,258
                                                    ===========    ============

DIVIDENDS DECLARED PER SHARE ...................    $      0.45     $      0.30
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                         APRIL 2, 2005 AND APRIL 3, 2004
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                        APRIL 2,        APRIL 3,
                                                            2005            2004
                                                        ------------------------
REVENUES .......................................    $    14,646     $    11,513
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............         13,731           9,914
      General and administrative expenses ......            602             811
                                                    -----------     -----------
      Total ....................................         14,333          10,725
                                                    -----------     -----------

GRANT INCOME ...................................             14              20
                                                    -----------     -----------

OPERATING INCOME ...............................            327             808

INTEREST EXPENSE ...............................            (67)            (74)

INTEREST INCOME ................................              1            --
                                                    -----------     -----------

INCOME  BEFORE INCOME TAXES ....................            261             734

PROVISION  FOR INCOME TAXES ....................             52             111
                                                    -----------     -----------

NET INCOME .....................................    $       209     $       623
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.16     $      0.52
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,270,746       1,199,977
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options ..................................    $      0.16     $      0.50
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,305,000       1,249,379
                                                    ===========     ===========


DIVIDENDS DECLARED PER SHARE ...................    $      0.15     $      0.10
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 2, 2005 AND APRIL 3, 2004
                                 (in thousands)

                                                                (unaudited)
                                                           APRIL 2,     APRIL 3,
                                                               2005         2004
                                                          ----------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income ......................................     $ 1,127      $ 1,590
                                                           -------      -------
     Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
           Depreciation and amortization .............         913          781
           Non-cash grant income recognized ..........        --            (60)
           Non-cash reduction in deferred revenue ....          (6)          (6)
           Non-cash interest expense .................           6            6
           (Increase) decrease in-
                Receivables ..........................       1,275       (3,409)
                Inventories ..........................        (111)      (5,629)
                Prepaid expenses .....................        (459)         (75)
           Increase (decrease) in-
                Accounts payable .....................        (688)         251
                Accrued compensation .................        (236)         638
                Accrued income taxes .................        (402)         351
                Other liabilities ....................         174           52
                                                           -------      -------
     Total adjustments ...............................         466       (7,100)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ............................       1,593       (5,510)
                                                           -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................      (1,109)      (1,498)
                                                           -------      -------
CASH USED BY INVESTING ACTIVITIES ....................      (1,109)      (1,498)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of)
     short-term borrowings ...........................        (255)       6,930
     Cash dividends paid .............................        (569)        (359)
     Stock options exercised .........................         303          381
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................        (521)       6,952
                                                           -------      -------


NET DECREASE IN CASH
     AND CASH EQUIVALENTS.............................         (37)         (56)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD ..........................          58          133
                                                           -------      -------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD ................................     $    21      $    77
                                                           =======      =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 2, 2005 AND APRIL 3, 2004
                                 (in thousands)

                                                                (unaudited)
                                                           APRIL 2,     APRIL 3,
                                                               2005         2004
                                                          ----------------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
           Interest ................................          $204          $136
           Income taxes ............................          $770          $--
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                  APRIL 2, 2005
              (in thousands except number of shares and per share)
                                   (unaudited)


                                        Common Stock   Additional
                                                   Par    Paid-In       Retained
                                    Shares       Value    Capital       Earnings
                                 -----------------------------------------------
BALANCE AT JULY 3, 2004          1,245,046     $ 1,245    $ 1,027       $ 9,499

Net income for the fiscal nine
  months ended April 2, 2005                                              1,127
Exercise of stock options           25,700          26        233
Tax benefit from stock options                                 44
Cash dividend  ($.45 per share)                                            (569)
                                ------------------------------------------------

BALANCE AT APRIL 2, 2005         1,270,746     $ 1,271    $ 1,304      $ 10,057
                                ================================================



                                                                  Accumulated
                                                                        Other
                                                                Comprehensive
                                                                         Loss
                                                              ------------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 3, 2004                                                $ (1,319)

Change for the fiscal nine
  months ended April 2, 2005                                              -
                                                              ------------------

BALANCE AT APRIL 2, 2005                                             $ (1,319)
                                                             ===================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 2, 2005
                 ----------------------------------------------

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

      Cost of Sales and Services

      Cost of sales and services includes raw materials and freight-in on raw materials, direct and indirect manufacturing labor, employee fringe benefits on manufacturing labor, manufacturing supplies, purchasing and receiving costs, material inspection costs, warehousing costs, internal transfer costs, product distribution costs including shipping and handling, repairs and maintenance, supervisors salaries, depreciation on manufacturing equipment, and other manufacturing overhead costs. Any amounts paid by customers for shipping and handling costs incurred are included in Revenues.

      General and Administrative Expenses

      General and Administrative Expenses include administrative personnel compensation costs, legal and audit costs, depreciation on administrative equipment, stock expense and director fees, travel costs, office supplies, and other such costs not directly related to the manufacture of the Company's products. Since the majority of its products are sold to the U.
      S. government, the Company does not incur significant selling costs, such as sales commissions and advertising.


3. LINE OF CREDIT:

      Due to the Company's increased accounts receivable from shipping DMS boots under surge, and to increased inventories, caused by both surge and the initial production of the ICB boot, the Company increased its line of credit during the 2004 fiscal year to $10,000,000 and it was reduced to $5,000,000 by September 1, 2004. On October 21, 2004, the Company increased its line of credit to $7,500,000. On December 9, 2004, the Company increased its line of credit back to $10,000,000 through February 28, 2005 and then the line was reduced to $9,000,000 through April 30, 2005. The Company's line of credit was renewed on May 2, 2005 and the line was reduced to $7,500,000. The Company's line of credit expires on December 31, 2005 and can be renewed annually at the bank's discretion.

      This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At April 2, 2005, borrowings on this line of credit were $3,525,000 with $5,475,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at April 2, 2005.


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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Nine Months Ended 4/02/05
                                              ----------------------------------
                                         Net Income       Shares      Per-Share
                                        (Numerator)    (Denominator)     Amount
                                        -----------    -------------  ----------
Basic EPS Available to Shareholders     $  1,127,000     1,261,660      $  0.89
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   36,088
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $  1,127,000     1,297,748      $  0.87
--------------------------------------------------------------------------------

                                              For the Nine Months Ended 4/03/04
                                              ----------------------------------
                                         Net Income       Shares      Per-Share
                                        (Numerator)    (Denominator)     Amount
                                        -----------    -------------  ----------

Basic EPS Available to Shareholders     $  1,590,000     1,190,388      $  1.34
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   24,870
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $  1,590,000     1,215,258      $  1.31
--------------------------------------------------------------------------------


                                             For the Three Months Ended 4/02/05
                                             -----------------------------------
                                         Net Income       Shares      Per-Share
                                        (Numerator)    (Denominator)     Amount
                                        -----------    -------------  ----------


Basic EPS Available to Shareholders     $  209,000       1,270,746      $  0.16
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   34,254
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $  209,000       1,305,000      $  0.16
--------------------------------------------------------------------------------



                                             For the Three Months Ended 4/03/04
                                             -----------------------------------
                                         Net Income       Shares      Per-Share
                                        (Numerator)    (Denominator)     Amount
                                        -----------    -------------  ----------

Basic EPS Available to Shareholders     $  623,000       1,199,977      $  0.52
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   49,402
--------------------------------------------------------------------------------
Diluted EPS Available to Shareholders   $  623,000       1,249,379      $  0.50
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

                                                  For the Nine Months Ended
                                               April 2,                April 3,
                                                   2005                    2004
--------------------------------------------------------------------------------
Net income:
   As reported                              $ 1,127,000             $ 1,590,000
--------------------------------------------------------------------------------
  Compensation expense, net of tax               18,000                  18,000
--------------------------------------------------------------------------------
   Pro forma                                $ 1,109,000             $ 1,572,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earnings per share:
--------------------------------------------------------------------------------
   As reported                              $      0.89             $      1.34
--------------------------------------------------------------------------------
  Compensation expense, net of tax                 0.01                    0.02
--------------------------------------------------------------------------------
   Pro forma                                $      0.88             $      1.32
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Diluted earnings per share:
--------------------------------------------------------------------------------
   As reported                              $      0.87             $      1.31
--------------------------------------------------------------------------------
   Compensation expense, net of tax                0.01                    0.02
--------------------------------------------------------------------------------
   Pro forma                                $      0.86             $      1.29
--------------------------------------------------------------------------------


                                                   For the Three Months Ended
                                                April 2,                April 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Net income:
--------------------------------------------------------------------------------
   As reported                                $  209,000             $  623,000
--------------------------------------------------------------------------------
  Compensation expense, net of tax                 6,000                  6,000
--------------------------------------------------------------------------------
   Pro forma                                  $  203,000             $  617,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earnings per share:
--------------------------------------------------------------------------------
   As reported                                $     0.16             $     0.52
--------------------------------------------------------------------------------
  Compensation expense, net of tax                   -                     0.01
--------------------------------------------------------------------------------
   Pro forma                                  $     0.16             $     0.51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Diluted earnings per share:
--------------------------------------------------------------------------------

                                                April 2,                April 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
   As reported                                $     0.16             $     0.50
--------------------------------------------------------------------------------
   Compensation expense, net of tax                  -                     0.01
--------------------------------------------------------------------------------
   Pro forma                                  $     0.16             $     0.49
--------------------------------------------------------------------------------



6. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                   For the Nine Months Ended
                                                April 2,                April 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                                $  109,800             $   96,800
--------------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                       261,000                266,000
--------------------------------------------------------------------------------
Expected Return on Plan Assets                  (234,300)              (223,000)
--------------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial
Assumptions                                       45,600                 87,000
--------------------------------------------------------------------------------
Pension Expense                               $  182,100             $  226,800
--------------------------------------------------------------------------------



                                                   For the Three Months Ended
                                                April 2,                April 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                                $   36,600             $   32,270
--------------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                        87,000                 88,670
--------------------------------------------------------------------------------
Expected Return on Plan Assets                   (78,100)               (74,340)
--------------------------------------------------------------------------------

                                                April 2,                April 3,
                                                    2005                    2004
--------------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial
Assumptions                                       15,200                 29,000
--------------------------------------------------------------------------------
Pension Expense                               $   60,700             $   75,600
--------------------------------------------------------------------------------


               The Company previously disclosed in its financial statement for the year ended July 3, 2004, that it expected to contribute $362,000 to its pension plan for the fiscal year 2005. As of April 2, 2005, $180,000 of contributions have been made to its pension plan for the fiscal year 2005.

               The Company target for investment diversification of the plan assets for both defined benefit pension plans is 45% equities and 55% fixed income. If actual investments levels are 2% different than these targets, adjustments to the investment funds are made. The target portfolio mix of these investments at March 31, 2005 is:


---------------------------------------------------------------------
New England Financial Large Cap Core                            29.0%
---------------------------------------------------------------------
New England Financial Small Cap                                  8.0%
---------------------------------------------------------------------
Templeton Foreign                                                8.0%
---------------------------------------------------------------------
Total Equities                                                  45.0%
---------------------------------------------------------------------
Loomis Sayles Core Bond Fund                                     5.0%
---------------------------------------------------------------------
New England Financial General Investment Account                50.0%
---------------------------------------------------------------------
Total Fixed Income                                              55.0%
---------------------------------------------------------------------

               This allocation and investment funds was selected as one that limits risk while providing higher returns on plan assets then guaranteed rate funds, while still providing adequate liquidity to meet payments to retirees.

               In developing the assumed weighted-average long-term rate of return on plan assets, the Company used information from its third party pension plan assets manager, including their review of asset class return expectations and long-term inflation assumptions. Also considered in setting this rate is the historical return on plan assets.

               Benefit measurements for the pension plan is June 30, 2004.


7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year. On December 28, 2004, the subsidiary received an additional $385,000. There was no reimbursement received during the quarter ended April 2, 2005. The Consolidated Statements of Operations for the nine months ended April 2, 2005 include $1,165,000 as a reduction of Cost of Sales and Services.

      The Company has filed a reimbursement claim for $837,000 for compensation paid employees and expensed through April 2, 2005. The Company's policy is to recognize reimbursement as a reduction of labor costs included in Cost of Sales and Services in the period that they are received.

8. GRANT MONEY RECEIVED:

      In December 2004, the Company received $280,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the nine-month period ended April 2, 2005 recognized $103,000 as grant income ($14,000 for the three month period ended April 2, 2005), including $61,000 that related to grant periods prior to fiscal year 2005.

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

Comparing the Nine Months Ended April 2, 2005  and April 3, 2004:
-----------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the nine months ended April 2, 2005 (current period) compared to the nine months ended April 3, 2004 (prior period):
1. The increase in pairs of Infantry Combat boots (ICB) sold under contract with U.S. Department of Defense.
2. The decrease in Hot Weather boots sold to the Defense Department.
3. The increase in reimbursement received from the Puerto Rican government for certain labor costs incurred.

Comparative results for these two periods is as follows:


                             Current Period       Prior Period
                          Nine Months Ended  Nine Months Ended              % of
(Amounts in thousands)        April 2, 2005      April 3, 2004   Change   Change
--------------------------------------------------------------------------------
Revenues                         $   39,241        $    31,519   $7,722      25%
--------------------------------------------------------------------------------
Cost of Sales                        35,623             27,526    8,097      29%
--------------------------------------------------------------------------------
Gross Profit                          3,618              3,993     (375)     -9%
--------------------------------------------------------------------------------
Administrative Expenses               2,084              1,979      105       5%
--------------------------------------------------------------------------------
Grant Income                            103                 60       43
--------------------------------------------------------------------------------
Operating Income                      1,637              2,074     (437)    -21%
--------------------------------------------------------------------------------
Interest Expense, Net                   203                135      (68)
--------------------------------------------------------------------------------
Income Taxes                            307                349       42
--------------------------------------------------------------------------------
Net Income                       $    1,127        $     1,590   $ (463)
--------------------------------------------------------------------------------

For the current period, Wellco had net income of $1,127,000 compared to a net income of $1,590,000 in the prior period.

      o Compared to the prior period, total revenues in the current period increased by $7,722,000. In the current period the Company shipped 243,000 pairs of the Infantry Combat Boot (ICB) compared to 20,000 pairs in the prior period. This increase offset a 156,000 pair decrease in shipments of Hot Weather boots.

               During the current period, the Company was shipping under two contracts for the ICB boot. In the prior period, the Company had one ICB boot contract.

               Shipments of Hot Weather boots in the prior period were under the Defense Department's surge option, primarily to meet the urgent need in Iraq. The surge need was substantially met by the end of the first quarter of the current period.

               Compared with the prior period, revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, decreased by $237,000 because certain licensees, who contract with the Department of Defense, had decreased sales due to the end of their surge shipments.

      o Cost of Sales and Services in the current year increased by $8,097,000, which resulted in a decrease in gross profit of $375,000. Defense Department contracts under which the Company shipped in the current period have lower margins than those of the prior period.

               Margins in both periods were adversely affected by costs related to meeting the Iraq Hot Weather boot surge need and start-up under a new ICB boot contract. This necessitated the hiring of more than 500 new employees. Significant costs were incurred in training these employees and in expanding production lines. These costs included overtime and training, in addition to the cost associated with higher rates of non-conforming boots.

               Compared to the prior period, employee group health insurance costs increased by $583,000. The Company has a self-funded employee group health plan under which employee health insurance costs vary with actual employee health costs. In addition, health care coverage for the significant number of new employees became effective in the current period.

               Compared to the prior period, workers compensation insurance premiums increased $285,000 as the new hires were added to the wage base used for calculation of insurance premiums.

               In the current period, the Company was changing its production operations from boots with a solid rubber sole to boots with the contract-required three layer sole, which is a more complicated and costly construction. This caused certain delays and inefficiencies in production.

               The majority of the Company's boot manufacturing operations occur at the factory of a wholly- owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. Under this program, the Company received and recognized as a reduction of Cost of Sales and Services in the current period $1,165,000, compared to $320,000 in the prior period. The majority of the amount received in the current period is for compensation paid in the prior fiscal year. The Company's policy is to recognize the reimbursement as a reduction of labor costs included in Cost of Sales and Services in the period that it is received. At April 2, 2005, the Company had filed for, but not received, $837,000 of reimbursement for wages paid through that date.

      o In December 2004, the Company received $280,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008)and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, provided it has maintained the specified employment level, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the nine-month period ended April 2, 2005 recognized $103,000 as grant income, including $61,000 that related to grant periods prior to fiscal year 2005.

               The Consolidated Statements of Operations for the prior period included grant income of $60,000 from a prior grant. This grant required the Company to maintain operations in Puerto Rico for its five fiscal years 2000 through 2004. This income was fully recognized by the end of fiscal year 2004.

      o Net interest expense increased $68,000 because of increased borrowings under a bank line of credit.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the current period was 21% compared to 18% for the prior period. The income tax rate increase is primarily due to an increase in the proportion of total Income Before Income Taxes which is subject to full federal tax.

Comparing the Three Months Ended April 2, 2005 and April 3, 2004:
-----------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the three months ended April 2, 2005 (current period) compared to the three months ended April 3, 2004 (prior period):
1. The increase in pairs of Infantry Combat boots (ICB) sold under contract with U.S. Department of Defense.
2. The decrease in Hot Weather boots sold to the Defense Department.

Comparative results for these two periods is as follows:


                              Current Period        Prior Period
                          Three Months Ended  Three Months Ended            % of
(Amounts in thousands)         April 2, 2005       April 3, 2004  Change  Change
--------------------------------------------------------------------------------
Revenues                           $  14,646           $  11,513  $3,133    27%
--------------------------------------------------------------------------------
Cost of Sales                         13,731               9,914   3,817    39%
--------------------------------------------------------------------------------
Gross Profit                             915               1,599    (684)  -42%
--------------------------------------------------------------------------------
Administrative Expenses                  602                 811    (209)  -25%
--------------------------------------------------------------------------------
Grant Income                              14                  20      (6)
--------------------------------------------------------------------------------
Operating Income                         327                 808    (481)  -60%
--------------------------------------------------------------------------------
Interest Expense, Net                     66                  74      (8)
--------------------------------------------------------------------------------
Income Taxes                              52                 111     (59)
--------------------------------------------------------------------------------
Net Income                         $     209           $     623  $ (414)
--------------------------------------------------------------------------------


For the three months ended April 2, 2005 (current period), Wellco had net income of $209,000 compared to a net income of $623,000 in the prior year three month period ended April 3, 2004 (prior period).

      o Compared to the prior period, total revenues in the current period increased by $3,133,000. In the current period the Company shipped 100,000 pairs of the Infantry Combat Boot (ICB). The prior period included 20,000 pairs of ICB boot sales. This increase offset a 70,000 pair decrease in shipments of the Hot Weather boots.

               During the current period, the Company was shipping under two contracts for the ICB boot. In the prior period, the Company had one ICB boot contract.

               Shipments of Hot Weather boots in the prior period were under the Defense Department's surge option, primarily to meet the urgent need in Iraq. The surge need was substantially met by the end of the first quarter of the current period.

               Compared with the prior period, revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, decreased by $136,000 because certain licensees had decreased sales due to the end of surge shipments.

      o Cost of Sales and Services in the current year increased by $3,817,000, which resulted in a decrease in gross profit of $684,000. Compared to the prior period, employee group health insurance costs increased by $119,000. The Company has a self-funded employee group health plan under which employee health insurance costs vary with actual employee health costs. In addition, health care coverage for new employees also significantly increased the total health insurance costs.

               Compared to the prior period, workers compensation insurance premiums and property and liability insurances costs increased $118,000 due to additional employees and higher levels of operations.

               In the current period, the Company was changing its production operations from boots with a solid rubber sole to boots with the contract-required three layer sole, which is a more complicated and costly construction. This caused certain delays and inefficiencies in production.

               The majority of the Company's boot manufacturing operations occur at the factory of a wholly- owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. Under this program, the Company did not received any reimbursement from this program for the current or prior period. The Company's policy is to recognize the reimbursement as a reduction of labor costs included in Cost of Sales and Services in the period that it is received. At April 2, 2005, the Company had filed for, but not received, $308,000 of reimbursement for wages paid in the current period.

      o During the current period, general and administrative expenses decreased by $209,000, caused primarily by a reduction in the number of administrative employees, a reduction in profit-based bonuses and travel expenses.

      o The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract is $14,000. The Consolidated Statements of Operations for the prior period included grant income of $20,000 from a prior grant. Income from this grant was fully recognized by the end of fiscal year 2004.

      o Net interest expense decreased $8,000 because of decreased borrowings under a bank line of credit.

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

      In October 2004, Defense Department exercised the first option term year under the Hot Weather contract. Because of surge, in the base year of this contract, the Defense Department ordered 467,000 pairs, representing the maximum pairs provided for in the contract. Pairs ordered to date under this first year option total 92,000. For the first option year, the minimum that they are required to buy is 83,000 pairs and the maximum that they can buy is 323,000 pairs. The Company believes that the Defense Department will order less than the 323,000 maximum pairs in the first option year. The first option term is for the period October 2004 through September 2005.

      In July 2004, Defense Department exercised the first year option under one of the Company's ICB boot contracts, which will be for July 2004 through June 2005. Pairs ordered to date under this first year option total 175,000, compared to a total 180,000 ordered in the base year. For the first option year, the minimum that they are required to buy is 109,000 pairs and the maximum that they can buy is 227,000 pairs. The Company does not believe that the Defense Department will order more than the 175,000 pairs in the first option year.

      On March 10, 2004, Defense Department awarded a new contract to the Company to supply 110,010 pairs of the ICB boot in the desert tan color. The contract had a delivery period of August 2004 through April 2005, and final shipment was made April 22, 2005.

      In November 2004, Defense Department solicited new contracts for the tan ICB boot. This contract was for delivery in June through December 2005. The Company did not receive a contract from this solicitation.

      Since April 2003, the Company had been producing Hot Weather boots at an accelerated rate under the Defense Department's surge option contract clause. Shipments under the surge option were substantially completed in the first quarter of fiscal year 2005. Because of the completion of surge, revenues during the last three months of the fiscal year 2005 will be less than those of the prior year.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees. The Company has filed a reimbursement claim for $837,000 for compensation paid employees and expensed through April 2, 2005. This amount is not recognized as an account receivable at April 2, 2005, since the Company's policy is to recognize the reimbursement as a reduction of labor costs included in Cost of Sales and Services in the period that reimbursement is received.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2007 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Company has received quotations from outside firms specializing in the review, documentation and testing of internal controls. The Company estimates that the cost of the internal control review and audit will be between $125,000 and $200,000. However, the actual cost could be substantially more. The Company cannot reasonably predict whether material weaknesses will be found in its internal controls over financial reporting.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:


                                                       (in thousands)
                                          April 2, 2005            July 3, 2004
--------------------------------------------------------------------------------
Cash and Cash Equivalents                           $21                     $58
--------------------------------------------------------------------------------
Unused Line of Credit                             5,475                   3,220
--------------------------------------------------------------------------------
Total                                            $5,496                  $3,278
--------------------------------------------------------------------------------


The following table summarizes the cash flow activities for the nine month period ended April 2, 2005:


Cash provided by (used in):                     (in thousands)
--------------------------------------------------------------
       Operating activities                            $1,593
--------------------------------------------------------------
       Investing activities                            (1,109)
--------------------------------------------------------------
       Financing activities                              (521)
--------------------------------------------------------------
Net change in cash and cash equivalents                  ($37)
--------------------------------------------------------------


Operating Activities: In the nine months ended April 2, 2005, cash provided by operations was $1,593,000. Net income of $1,127,000, depreciation of $913,000 and a $1,275,000 decrease in accounts receivable were the main operating sources of cash. The main uses of operating cash were a decrease of $688,000 in accounts payable, a decrease of $402,000 in accrued income taxes, a decrease of $236,000 in accrued compensation and an increase of $459,000 in prepaid expenses.

Investing Activities: In the nine months ended April 2, 2005, purchases of machinery and other equipment was $1,109,000.

Financing Activities: In the nine months ended April 2, 2005, the Company's net cash used in financing activity totaled $521,000. Cash of $303,000 was provided from the exercise of stock options. The use of financing activities were $569,000 to pay quarterly dividend payments to stockholders and $255,000 was used to repay the line of credit borrowings.

The following table shows aggregated information about contractual obligations as of April 2, 2005:

                                     Payments Due by Period

                      Total  Less Than 1    1-3 Years   4-5 Years  After 5 Years
                                    Year
--------------------------------------------------------------------------------
Notes Payable      $300,000                                            $300,000
--------------------------------------------------------------------------------
Building Lease      723,000     $161,000     $339,000    $223,000          -
--------------------------------------------------------------------------------
Total            $1,023,000     $161,000     $339,000    $223,000      $300,000
--------------------------------------------------------------------------------

In addition, during the nine month period ended April 2, 2005, the Company paid $204,000 in interest expense, $770,000 in income tax payments and $193,000 in contributions to its pension plans.

In October 2004, Wellco's bank increased its maximum line of credit from $5,000,000 to $7,500,000 and on December 9, 2004, the Company further increased it to $10,000,000 through February 28, 2005. Beginning March 1, 2005 the maximum line was $9,000,000 and on May 2, 2005, the maximum line was reduced to $7,500,000 through December 31, 2005.

Borrowings under the line of credit at April 2, 2005 were $3,525,000.

The bank line of credit will expire and be subject to renewal on December 31, 2005. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after December 31, 2005, and would be adversely affected if the line is not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at April 2, 2005.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
      o All amounts borrowed shall become due and immediately payable upon demand of the bank.
      o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2005, unless the Note is extended by the bank under terms satisfactory to the bank.
      o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 4.        Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 2, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


(b) Changes in Internal Controls

There have been no changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Wellco Enterprises, Inc., Registrant







\s\                                        \s\
David Lutz, Chief Executive Officer         Tammy Francis, Controller and Chief
            and President                                  Financial Officer
       (Principal Executive Officer)

May 16, 2005

                                                                    Exhibit 31
                                                                    ----------


                       WELLCO ENTERPRISES, INC. xhibit 31
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 2, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 16, 2005


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED APRILl 2, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 16, 2005


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                     Exhibit 32
                                                                     ----------

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 2, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 2, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 16, 2005


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

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 2, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 2, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 16, 2005


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