Form 10-K
period 2005-07-02
WELLCO ENTERPRISES INC
filed 2005-09-30
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 2, 2005

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
                            ------------------------
               (Exact name of Registrant as specified in charter)

    North Carolina                                            56-0769274
------------------------                         -------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)

       Waynesville, North Carolina                                      28786
-----------------------------------------------------             -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X ----- ----- .

As of August 31, 2005, 1,270,746 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2005) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $3,600,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 14, 2005, in PART IV. Form 10-K for the Fiscal Year Ended July 3, 2004, in PART IV.
         Form 8-K, dated March 4, 2004, in Item 4.
         Definitive Proxy Statement, dated October 17, 2003, in PART IV. Definitive Proxy Statement, dated October 18, 2002, in PART IV. Definitive Proxy Statement, dated October 13, 2000, in PART IV. Definitive Proxy Statement, dated October 17, 1997, in PART IV. Definitive Proxy Statement, dated October 18, 1996, in PART IV.
         Form 10-K for the Fiscal Year Ended July 1, 2000, in PART IV.
         Form 10-K for the Fiscal Year Ended July 3, 1982, in PART IV.

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

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($44,249,000 in 2005 and $39,648,000 in 2004) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

For more than the last five years, the Company has manufactured and sold military combat boots under firm fixed price contracts with DSCP. The primary boot products supplied DSCP are the hot weather boot and the temperate weather boot. The government awards fixed price boot contracts on the basis of bids from several qualified U. S. manufacturers. The Company also sells similar military-style boot products, as well as anti-personnel mine protective footwear products, to other customers, including customers located in other countries.

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

Net income for the 2005 fiscal year was $1,907,000 ($1.47 diluted income per share) compared to net income of $2,448,000 ($1.97 diluted income per share) for the 2004 fiscal year. Compared to the prior year, total revenues in the current year increased by $4,774,000. Although the Defense Department's surge need ended in fiscal year 2005, revenues increased because of the mix of boots sold to the Defense Department. Although revenues increased, gross profit decreased because the boot whose sales increased has a lower margin. In addition, some boot sales in fiscal year 2004 were under a now-expired contract that had a higher margin than the current contract.

More information about these, and other events affecting Wellco's 2005 and 2004 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2005 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and quality standards.

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

Of the total amount spent on research and development, a significant portion is for personnel costs of mold engineers, rubber technicians, chemists, pattern engineers and management, all of whom have many responsibilities in addition to research and development. The Company estimates that the total cost of research and development, the majority of which is company sponsored, for fiscal years 2005, 2004 and 2003 is $78,000, $101,000 and $110,000.

The Company's backlog of all sales, not including license fees and rentals, as of August 31, 2005 was approximately $17,300,000 compared to $28,000,000 at August 31, 2004. The Company estimates that substantially all of the current year backlog will be shipped in the 2006 fiscal year. The current year's backlog decreased because the Company was awarded an extingency contract in May 2004 to supply the U.S. Army with the temperate weather boot in the tan color for a seven month period.

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

The Company employed an average of 799 persons during the 2005 fiscal year.

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


Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2005.


                                     PART II
                                     -------
Items 5, 6, 7, and 8.
---------------------

The information called for by the following items is in the Company's 2005 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                  Annual Report
                                                                        Page No.
--------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters
                                                                             41
--------------------------------------------------------------------------------

Item 6.           Consolidated Selected Financial Data                        1
--------------------------------------------------------------------------------

Item 7.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                    4-13
--------------------------------------------------------------------------------

Item 8.           Consolidated Financial Statements and
                  Supplementary Data                                  14-39, 42
--------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our line of credit which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in LIBOR. Our line of credit provides for interest on outstanding borrowings at rates tied to LIBOR. A 1% increase in interest rates on our current borrowings would have had approximately $ 45,000 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------  ---------------------------------------------------------------

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


Item 9A.  Controls & Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 2, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2005

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                             Fiscal Year Ended

                              July 2,    July 3,   June 28,   June 29,  June 30,
                                 2005       2004       2003       2002      2001
--------------------------------------------------------------------------------
Revenues                     $ 50,467   $ 45,693   $ 24,833  $  19,981  $ 19,417
--------------------------------------------------------------------------------
Net Income                      1,907      2,448   (A)  823        683     1,153
--------------------------------------------------------------------------------
Basic Earnings
per Share                        1.51       2.04       0.70       0.58      0.99
--------------------------------------------------------------------------------
Diluted Earnings
per Share                        1.47       1.97       0.68       0.56      0.97
--------------------------------------------------------------------------------
Cash Dividends
Declared per Share
of Common Stock                  0.60       0.45       0.40       0.40      0.40
--------------------------------------------------------------------------------
Total Assets at Year End       20,804     22,919     15,310     12,929    12,787
--------------------------------------------------------------------------------
Long-Term Liabilities
at Year End                  $  2,462   $  2,112   $  1,972   $  1,328  $  1,532
--------------------------------------------------------------------------------


(A) After a $228,000 cumulative effect of a change in accounting principle (See Note 22 in Consolidated Financial Statements). The cumulative effect reduced both basic earnings and diluted earnings per share by $0.19.

See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.



Independent Auditors
Dixon Hughes PLLC
Asheville, N.C.

Annual Meeting
November 15, 2005
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

Shareholders:

For fiscal year 2005, your company had net income of $1,907,000, equivalent to basic earnings per share of $1.51 (diluted $1.47), from revenues of $50,467,000. This compares with net income of $2,448,000, equivalent to basic earnings per share of $2.04 (diluted $1.97) in the 2004 fiscal year, from revenues of $45,693,000. The Management's Discussion and Analysis section of this Annual Report gives you more comparative information as to the reasons for changes between results for fiscal years 2005 and 2004.

The fiscal year 2004 Annual Report discussed the significant increase in revenues that resulted from the "surge" for desert boots (now know as the "Army Combat Boot-Hot Weather) and the simultaneous incorporation into production of the first contract for the Army's then-new ICB boot (now know as the "Army Combat Boot-Temperate Weather"). The desert boot surge ceased in the first half of fiscal year 2005. However, we had significant shipments of the Temperate Weather boot, which, compared to the desert boot, is much more expensive to manufacture and has a higher sales price.

Although revenues set a record, overall margins decreased. We operate in a very competitive environment. Almost all remaining U. S. manufacturers of "heavy" boots respond to Department of Defense (DOD) solicitations for boots. There can be up to 10 companies that make an offer for the supply of boots and price is a major factor in determining who receives a contract. For the two contracts that make up the majority of fiscal year 2005 revenues, we had to offer prices that were very competitive.

Our boot manufacturing is done by a wholly owned subsidiary located in Puerto Rico. The last two years have been very challenging for the factory. After more than doubling production in fiscal year 2004, significant efforts were made in fiscal year 2005 to improve manufacturing efficiency and to control costs. Certain numbers and ratios are used to monitor this factory's cost, and progressively in 2005 they have shown significant improvement.

Because of a lot of extra effort by administrative personnel, and despite the 103% increase in revenues between fiscal year 2003 and 2005, general and administrative expenses only increased 14%. Comparing fiscal year 2005 and 2004, general and administrative expenses decreased 10%.

Our DOD contracts are multi-year, indefinite quantity contracts. Each contract we have starts with a base year followed by option years. Options are exercised at the unilateral discretion of the DOD. Assuming option exercise, contracts have a total "life" of three to five years.

Each contract also provides for a minimum number of pairs that the DOD has to buy each year and a maximum they may buy. While the multi-year feature gives assurance of a certain number of years of production, the indefinite quantity feature makes it very difficult to project what the level of boots sales for any year will be. The Forward Looking section of Management's Discussion and Analysis in this Annual Report contains information about options remaining on our contracts and the minimum and maximum number of pairs.

In September 2005 the Company submitted a response to a solicitation for the research and development of a Modular Boot System (MBS) for the U. S. military. Presently, the DOD buys four different boot styles to meet the varied climatic conditions encountered by military personnel. This solicitation calls for bidders to submit concepts and models of a MBS that would result in a functional boot system that would provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the MBS would replace many, if not all, of the current boot styles.

After review of solicitations, the Defense Department will make up to two contract awards, or the Defense Department may determine not to award any contracts. Of course, we cannot confidently predict if we will receive a contract from this solicitation. If we did receive a contract award, the work will be very challenging, and, if our MBS is successful, could affect our DOD contracts in the future.

For several years we have sold our military boot products to the "commercial" (non-DOD) market. In addition to offering "standard" military boots, we offer boots with comfort and weight-saving features that are not presently available in standard military boots. While not significant to total revenues, sales of commercial military boots have slowly grown over the last few years. We recently made certain changes in our structure that hopefully will increase the growth rate of these sales.

Going into fiscal year 2006, we have what we judge to be a good level of orders under our DOD contracts. Delivery under these orders is "heavy" in the December 2005 through February 2006 period. Hopefully, additional orders will follow.

In early August 2005, a sole-source supplier of a major component of our DOD boots had a significant quality problem. Fortunately, the many quality checks we perform found this problem before any bad components got into finished boots. The supplier worked very diligently to identify and fix the problem. Unfortunately, this problem required that we do additional and time-consuming quality checks. While the supplier has agreed to reimburse our additional costs, this problem will result in a delay in our shipments to the DOD in the fiscal quarter ending October 1, 2005.

In June 2005, Mr. James T. Emerson, who owned 58% of outstanding Wellco shares, died. In addition to being the majority shareholder, Mr. Emerson made many contributions through his many years of service as a member of your Board of Directors. Mr. Emerson's estate currently has sole voting and dispositive power over the shares.

Fiscal year 2005 was a year of continuing challenges. Just as our employees did in fiscal year 2004, they responded to these challenges in a strong and constructive manner. They are developing new skills and refining existing ones. Our employees are critical to our future operations and are much appreciated.





-----------------------------------
David Lutz
Chief Executive Officer and President
September 29, 2005

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
---------------------------------------------------------------------------

RESULTS OF OPERATIONS

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

(A)        Impairment of Long-Lived Assets:
              The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review. One of the most critical estimates is future demand, primarily through U. S. Department of Defense contracts, for the Company's products. Changes to this and other estimates could result in an impairment charge in future periods.

(B)        Inventory Valuation:
              Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

(C)        Recognition of Contract Adjustments:
              From time to time, contract price adjustments will occur which require the Company to compute and present to the Defense Department for audit its calculation of such adjustments. If the adjustment is one of a recurring nature, the Company will record its calculation in the period the change occurred. For other adjustments, adjustment is not recorded until the period in which the Company and the government agree on the amount of adjustment.

(D) Income Taxes:
              The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based on its assessments and estimates.

              The Company has recorded a valuation allowance for part of its deferred tax assets. The valuation allowance is based on an evaluation of the uncertainty of future taxable income from certain jurisdictions. An adjustment could be required if circumstances and events cause the Company to change these estimates.

Comparing the Fiscal Year ended July 2, 2005 to the Fiscal Year ended July 3, 2004:
-----------------------------------------------------------------------------

OVERVIEW
--------

Although the Defense Department's surge need ended in fiscal year 2005, revenues increased because of the mix of boots sold to the Defense Department. Although revenues increased, gross profit decreased because the boot whose sales increased has a lower margin. In addition, some boot sales in fiscal year 2004 were under a now-expired contract that had a higher margin than the current contract.

Comparative results for these two periods is as follows:


                             Fiscal Year    Fiscal Year
                                   Ended          Ended                    % of
(Amounts in thousands)      July 2, 2005   July 3, 2004    Change        Change
--------------------------------------------------------------------------------
Revenues                         $50,467        $45,693    $4,774           10%
--------------------------------------------------------------------------------
Cost of Sales and
Services                          45,232         39,438     5,794           15%
--------------------------------------------------------------------------------
Gross Profit                       5,235          6,255    (1,020)         -16%
--------------------------------------------------------------------------------
General and
Administrative Expenses            2,717          3,009      (292)         -10%
--------------------------------------------------------------------------------
Grant Income                         135             80        55           69%
--------------------------------------------------------------------------------
Operating Income                   2,653          3,326      (673)         -20%
--------------------------------------------------------------------------------
Net Interest Expense                 253            196       (57)          29%
--------------------------------------------------------------------------------
Income Taxes                         493            682       189          -28%
--------------------------------------------------------------------------------
Net Income                        $1,907         $2,448     $(541)         -22%
--------------------------------------------------------------------------------

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the Department of Defense agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. In late March 2003, DSCP exercised its surge option clause under contracts to manufacture the Direct Molded Sole (DMS) boot. Surge orders ended in early fiscal year 2005, and the pairs of DMS boots shipped in 2005 was 256,000 compared to 514,000 pairs in fiscal year 2004. The DMS boot is currently referred to as the Army Combat Boot-Hot Weather (HW).

In March 2003, the Company was awarded a multi-year, indefinite quantity contract to supply the U. S. Army's then-new general issue boot (the ICB boot). The ICB boot is currently referred to as the Army Combat Boot-Temperate Weather
(TW). During fiscal year 2005, the Company made significant shipments under DSCP orders for this boot. In addition, the Company was awarded and completed an exigency contract for this boot. Comparing fiscal year 2005 and 2004, pairs shipped of the ICB boot increased to 324,000 from 75,000.

Although revenues increased, gross profit decreased. Margins earned on the TW boot are lower than those earned on the HW boot. In addition, some boot sales in fiscal year 2004 were under a now-expired contract that had a higher margin than the current HW boot contract.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with licensee sales, decreased approximately 31% in the 2005 fiscal year. Some of these licensees have boot contracts with DSCP and their sales decreased with the end of surge. This revenue decrease also contributed to the lower gross profit.

The Company's Puerto Rico subsidiary participates in a Puerto Rico government program under which certain portions of wages paid to new employees in training are reimbursed to that subsidiary. This reimbursement is recorded as revenues in the period cash is received. Under this program, $1,385,000 was received and recorded in fiscal year 2005. The amount received and recorded in fiscal year 2004 was $321,000.

Decreased salary, bonus and travel costs were the major expense categories that reduced General and Administrative Expenses. In fiscal year 2005, two highly compensated salaried persons retired. Salary expense in fiscal year 2004 includes both the salaries of these persons and their replacements. Officer bonuses vary with net profit. In fiscal year 2005, fewer trips were made to the Company's boot manufacturing factory in Puerto Rico.

Increased interest rates on the bank line of credit caused the increase in interest expense.

From time to time, the Company receives grants from the government of Puerto Rico, primarily related to the expansion of manufacturing operations. Grant income represents the straight-line recognition of grants over the grant period. The fiscal year 2004 amount represents the last recognition of a grant issued in 1999, and fiscal year 2005 reflects recognition of income from a new grant covering the fiscal years 2004 through 2008. See Footnote 17 to Consolidated Financial Statements.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the 2005 fiscal year was 21% compared to 22% for the prior fiscal year. Income earned by the Company's Puerto Rico subsidiary, which is exempt from Puerto Rico income tax is currently partially exempt from U. S. income taxes. Fiscal year 2006 is the last year in which this subsidiary will have an exemption from U. S. income taxes. See Footnote 11 to the Consolidated Financial statements.

Comparing the Fiscal Year ended July 3, 2004 to the Fiscal Year ended June 28, 2003:
------------------------------------------------------------------------------

Comparative results for these two periods are as follows:


                             Fiscal Year     Fiscal Year
                           Ended July 3,   Ended June 28,                  % of
(Amounts in thousands)              2004             2003    Change      Change
--------------------------------------------------------------------------------
Revenues                       $  45,693        $  24,833  $ 20,860          84%
--------------------------------------------------------------------------------
Cost of Sales and
Services                          39,438           21,272    18,166          85%
--------------------------------------------------------------------------------
Unrecovered Contract
Preparation
Costs                               -                  70       (70)
--------------------------------------------------------------------------------
Gross Profit                       6,255            3,491     2,764          79%
--------------------------------------------------------------------------------
General and
Administrative Expenses            3,009            2,390       619          26%
--------------------------------------------------------------------------------
Grant Income                          80               80        -
--------------------------------------------------------------------------------
Operating Income                   3,326            1,181     2,145         181%
--------------------------------------------------------------------------------
Net Interest Expense                 196               21       175        -833%
--------------------------------------------------------------------------------
Income Taxes                         682              109       573        -525%
--------------------------------------------------------------------------------
Income Before Accounting
Change                             2,448            1,051     1,397         133%
--------------------------------------------------------------------------------
Accounting Change                   -                (228)      228
--------------------------------------------------------------------------------
Net Income                     $   2,448        $     823  $  1,625         197%
--------------------------------------------------------------------------------

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the Department of Defense agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Since late March 2003, DSCP exercised its surge option clause under contracts to manufacture the Direct Molded Sole (DMS) boot. Invoked in response to the need for desert boots used by U. S. Armed Forces personnel in Iraq, the surge option required Wellco to significantly increase its rate of boot production.

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

Increased salaries and bonus expense caused the majority of the increase in General and Administrative Expenses. Two persons have been hired to replace two near-term retirements. Several administrative clerks have been added to do the work caused by the increased activity level. One in-house sales person has been added because of increases in commercial sales of military boots. Employee bonuses substantially vary directly with net income. Travel costs have also increased as management personnel traveled more frequently to the Company's primary manufacturing facility in Puerto Rico.

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


Forward Looking Information:
---------------------------

Below is a summary of the Company's current boot contracts with the Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. For the first option year, the minimum pairs were 41,000 and the maximum was 323,000. A total of 163,000 pairs were actually ordered in the first option year. For the second option year, the minimum pairs is 41,000 and the maximum is 256,000. Pairs ordered to date under the second option year are 41,000. The second option year is for the period October 2005 through September 2006. The Company expects the Defense Department to issue a new solicitation for contracts to supply the Hot Weather boot starting in October 2006. The Company cannot confidently predict its success in receiving a contract award.

         On July 8, 2005, the Defense Department exercised the second option year under the Company's Temperate Weather boot contract. For the first option year, the minimum pairs were 51,000 and the maximum was 227,000. A total of 176,000 pairs were actually ordered in the first option year. For the second option year, the minimum pairs are 13,000 and the maximum are 227,000. Pairs ordered to date under the second option year are 116,000. This contract has two more option years outstanding. The exercise of any contract option is the unilateral decision of the Defense Department.

The Hot Weather boot contract was awarded to four contractors. Each contractor was awarded a percent allocation of all Hot Weather boots to be ordered. One contractor got 35%, Wellco got 30%, one contractor got 20% and the fourth contractor got 15%.

This Hot Weather boot contract also provides that, after the exercise of each option, contractor allocation must be the same as that originally awarded for the minimum number of pairs ordered in that option year. The contract further provides that, during each option year and after the minimum pairs have been ordered at the awarded allocation percent, the Defense Department can, based on the contractor's option price and performance during the prior contract year, change a contractor's allocation percentage.

In September 2005, Wellco was informed that its allocation percentage for the first option year, which started in October 2004 and ends September 30, 2005, had decreased from 30% to 15%. Wellco asked but was not told the specific factor(s) that resulted in this decrease. Wellco believes that the reduction in its allocation percentage was due to its not supplying all pairs under surge delivery orders by the specified delivery date.

When Wellco submitted its solicitation response that resulted in this contract, the price offered for the 15% allocation was higher than the 30% allocation. Shipments during the first option have been invoiced and revenues recognized using the lower 30% allocation price. Wellco believes that its invoice price for pairs above the minimum should be adjusted to the higher 15% allocation price. Wellco understands that the Defense Department's interpretation of the contract is that pairs shipped at the lower percentage are to be invoiced at the lower 30% price. Wellco is consulting its legal counsel about this issue.

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of July 2, 2005, $852,000 has been filed for, but has not been received or recorded as revenues, reimbursement under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the $852,000. In the past two fiscal years, the Company has received and recorded as revenues a total of $1,700,000 under this program.

In September 2005 the Company submitted a response to a solicitation for the research and development of a Modular Boot System (MBS) for the U. S. military. Presently, the Department of Defense buys four different boot styles to meet the varied climatic conditions encountered by military personnel. This solicitation calls for bidders to submit concepts and models of a MBS that would result in a functional boot system that would provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the MBS would replace many, if not all, of the current boot styles.

After review of solicitations, the Defense Department will make up to two contract awards, or, the Defense Department may determine not to award any contracts. The Company cannot confidently predict if it will receive a contract from this solicitation.

The Company has submitted solicitation responses to supply machinery and assistance for the upgrade of boot manufacturing machinery to factories in three foreign countries. Two of the three solicitations are judged to be significant. The Company cannot confidently predict if it will receive a contract from any of these solicitations.

Income earned by the Company's Puerto Rico subsidiary has for many years been fully exempt from U. S. income taxes and is currently partially exempt. Fiscal year 2006 is the last year in which this subsidiary will have any exemption from
U. S. income taxes. See Footnote 11 to the Consolidated Financial statements.

In early August 2005, a sole-source supplier of a major component of our DOD boots had a significant quality problem. Fortunately, the many quality checks we perform found this problem before any bad components got into finished boots. The supplier worked very diligently to identify and fix the problem. Unfortunately, this problem required that we do additional and time-consuming quality checks. While the supplier has agreed to reimburse our additional costs, this problem will result in a delay in our shipments to the DOD in the fiscal quarter ending October 1, 2005.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2008 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Company has received quotations from outside firms specializing in the review, documentation and testing of internal controls. Based on these quotations and on reported information about the costs other companies are incurring, the Company estimates that the cost of the internal control review and audit will be between $200,000 and $500,000. The Company cannot reasonably predict whether material weaknesses will be found in its internal controls over financial reporting.

The business of providing boots to the U. S. Defense Department is very competitive. With more than 98% of U. S. footwear sales being of foreign manufacture, the Company believes that many U. S. boot manufacturers are attempting to utilize excess U. S. manufacturing capacity by supplying boots to the U. S. military under contracts with the Defense Department.


A 1% increase in the assumed discount rate used to compute the Company's pension benefit obligation would decrease the obligation at June 30, 2005 by approximately $658,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 30, 2005 by approximately $805,000.

A 1% increase in the assumed discount rate used to compute the Company's retiree health benefit obligation would decrease the benefit obligation at July 2, 2005 by approximately $31,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 2, 2005 by approximately $36,000.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:


                                              (in thousands)
--------------------------------------------------------------------
                                    2005         2004           2003
--------------------------------------------------------------------
Cash and Cash Equivalents            $34          $58           $133
--------------------------------------------------------------------
Unused Bank Line of Credit         5,780        3,220            910
--------------------------------------------------------------------
Total                             $5,814       $3,278         $1,043
--------------------------------------------------------------------


The following table summarizes the cash flow activities for the last three years:

                                                         (in thousands)

Cash provided by (used in):                   2005           2004          2003
--------------------------------------------------------------------------------
Operating activities                        $3,976       $(1,384)          $906
--------------------------------------------------------------------------------
Investing activities                        (1,497)        (2,066)       (1,183)
--------------------------------------------------------------------------------
Financing activities                        (2,503)          3,375           140
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents     $(24)          $(75)        $(137)
--------------------------------------------------------------------------------


Operating Activities: In the 2005 fiscal year, cash provided by operations was $3,976,000. Net income of $1,907,000, depreciation of $1,277,000 and a
$2,865,000 decrease in accounts receivable were the main operating sources of cash. The main uses of operating cash were a decrease of $747,000 in accounts payable, a decrease of $676,000 in accrued income taxes, a decrease of $266,000 in accrued compensation and an increase of $594,000 in inventory.

Investing Activities: For the 2005 fiscal year, purchases of machinery and other equipment was $1,497,000.

Financing Activities: For the 2005 fiscal year, the Company's net cash used in financing activity totaled $2,503,000. Cash of $317,000 was provided from the exercise of stock options. The use of financing activities were $760,000 to pay quarterly dividend payments to stockholders and $2,060,000 was used to repay the line of credit borrowings.

In 2004, cash used by operations was $1,384,000. Net income of $2,448,000 and depreciation of $1,100,000 was far short of providing the cash needs for an increase of $2,620,000 in accounts receivable and $4,062,000 in inventory. The increase in accounts receivable and inventory was primarily caused by surge and the new ICB contract. $75,000 of cash from the beginning of the fiscal year, along with $3,190,000 of borrowings from the line of credit and $730,000 from stock option exercises, provided the cash for purchases of equipment of $2,066,000and the payment of cash dividends of $545,000.

In 2003, cash provided by operations was $906,000. Net income of $823,000 and depreciation of $995,000 and a $1,832,000 increase in accounts payable were the main sources. The main use of cash for operations was a $2,076,000 increase in accounts receivable and a $761,000 increase in inventory. Cash from operations and $137,000 of cash from the beginning of the fiscal year, along with $590,000 of borrowings from the line of credit, provided the cash for purchases of equipment and the payment of cash dividends.

The following table shows aggregated information about contractual obligations as of July 2, 2005:

                                   Payments Due by Period

                              Less Than 1
                      Total          Year  1-3 Years  4-5 Years   After 5 Years
-------------------------------------------------------------------------------
Long-Term
Debt               $300,000           -          -           -         $300,000
-------------------------------------------------------------------------------
Building Lease      843,000      $200,000   $421,000    $222,000            -
--------------------------------------------------------------------------------
Total            $1,143,000      $200,000   $421,000    $222,000       $300,000
--------------------------------------------------------------------------------


During fiscal year 2005, the Company had the following material cash payments for interest of $247,000, pension plans contributions of $284,000 and income taxes paid of $966,000. For fiscal year 2006, the Company expects future cash requirements for these disclosed items to approximate the historical amounts paid during the previous year.

The Company has a commitment to purchase certain equipment of $200,000 during the first half of fiscal year 2006. Other than this, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit of $7,500,000 will expire on December 31, 2005 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel or not renew the line of credit. Events that would cause a substantial reduction in operations include, but are not limited to, cancellation of existing government contracts or receiving government contracts that do not provide enough revenues to provide adequate liquidity.

At July 2, 2005, $5,780,000 of additional borrowings was available under the bank line of credit and the Company was in compliance with the loan covenants on that date.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that operations will continue to be a significant source of cash in fiscal year 2006.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:

       o All amounts borrowed shall become due and immediately payable upon demand of the bank.
       o The bank's obligation to make advances under the note shall terminate: if the bank makesva demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2005, unless the Note is extended by the bank under terms satisfactory to the bank.
       o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

These factors include, but are not limited to, the receipt of contracts from the
U. S. government and the performance thereunder; the ability to control costs under fixed price contracts; the cancellation of contracts; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 2, 2005. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

                            WELLCO ENTERPRISES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE FISCAL YEARS ENDED
                  JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003
                     (in thousands except per share amounts)

                                                 JULY 2,     JULY 3,   JUNE 28,
                                                    2005        2004       2003
                                                 ------------------------------
REVENUES (Notes  5, 15 and 16) ..............   $ 50,467    $ 45,693   $ 24,833
                                                --------    --------   --------

COSTS AND EXPENSES
  Cost of sales and services ................     45,232      39,438     21,272
  Unrecovered contract preparation
  costs (Note 18) ...........................       --          --           70
  General and administrative expenses .......      2,717       3,009      2,390
                                                --------    --------   --------
  Total .....................................     47,949      42,447     23,732
                                                --------    --------   --------

GRANT INCOME (Note 17) ......................        135          80         80
                                                --------    --------   --------

OPERATING INCOME ............................      2,653       3,326      1,181

NET INTEREST EXPENSE ........................        253         196         21
                                                --------    --------   --------

INCOME BEFORE INCOME TAXES ..................      2,400       3,130      1,160

PROVISION FOR INCOME TAXES (Note 11) ........        493         682        109
                                                --------    --------   --------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE ........      1,907       2,448      1,051

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Notes 2 and 21) ....       --          --          228
                                                --------    --------   --------

NET INCOME ..................................      1,907       2,448        823

OTHER COMPREHENSIVE INCOME (LOSS) (Note 9):
  Decrease (increase) in additional minimum
  pension liability .........................       (157)        324       (924)
                                                --------    --------   --------

COMPREHENSIVE INCOME (LOSS) .................   $  1,750    $  2,772   $   (101)
                                                ========    ========   ========

EARNINGS PER SHARE (Note 14):
  Basic, before cumulative effect ...........   $   1.51    $   2.04   $   0.89
  Cumulative effect .........................       --          --        (0.19)
                                                --------    --------   --------
  Basic, after cumulative effect ............   $   1.51    $   2.04   $   0.70
                                                ========    ========   ========

  Diluted, before cumulative effect .........   $   1.47    $   1.97   $   0.87
  Cumulative effect .........................       --          --        (0.19)
                                                --------    --------   --------
  Diluted, after cumulative effect ..........   $   1.47    $   1.97   $   0.68
                                                ========    ========   ========


DIVIDENDS DECLARED PER SHARE ................   $   0.60    $   0.45   $   0.40
                                                ========    ========   ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 2, 2005 AND JULY 3, 2004
                                 (in thousands)

                                     ASSETS


                                                             JULY 2,     JULY 3,
                                                                2005        2004
                                                             -------------------

CURRENT ASSETS:
      Cash and cash equivalents ....................       $    34       $    58
      Receivables, net (Notes 3 and 7) .............         3,205         6,070
      Inventories (Notes 4 and 7) ..................        11,657        11,063
      Deferred taxes  (Note 11) ....................           266           357
      Prepaid expenses .............................           304           244
                                                           -------       -------
      Total ........................................        15,466        17,792
                                                           -------       -------

MACHINERY LEASED TO LICENSEES, net
      (Notes 2 and 5) ..............................            11            17

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 6 and 7) ..............................         5,317         5,091

INTANGIBLE ASSETS:
      Intangible pension asset (Note 9) ............            10            19
                                                           -------       -------

TOTAL ..............................................       $20,804       $22,919
                                                           =======       =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 2, 2005 AND JULY 3, 2004
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           JULY 2,       JULY 3,
                                                              2005          2004
                                                           ---------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 7) ......     $  1,720      $  3,780
      Accounts payable .............................        2,912         3,659
      Accrued compensation .........................        1,016         1,282
      Accrued liabilities (Notes 8, 9 and 17) ......          285           309
      Accrued income taxes (Note 11) ...............          649         1,325
                                                         --------      --------
          Total ....................................        6,582        10,355
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation (Note 9) ..................        1,485         1,337
      Notes payable (Note 12) ......................          231           222
      Other accrued liabilites (Note 10) ...........          425           387
      Deferred grant income (Note 17) ..............          124          --
      Deferred taxes  (Note 11) ....................          128            88
      Deferred revenues (Note 12) ..................           69            78

COMMITMENTS (Note 20)

STOCKHOLDERS' EQUITY (Notes 9, 12 and 13):
      Common stock, $1.00 par value; shares
          authorized - 2,000,000; shares
          issued and outstanding - 1,270,746
          and 1,245,046, respectively ..............        1,271         1,245
      Additional paid-in capital ...................        1,319         1,027
      Retained earnings ............................       10,646         9,499
      Accumulated other comprehensive loss .........       (1,476)       (1,319)
                                                         --------      --------
          Total ....................................       11,760        10,452
                                                         --------      --------

TOTAL ..............................................     $ 20,804      $ 22,919
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003
                                 (in thousands)

                                                  JULY 2,    JULY 3,   JUNE 28,
                                                     2005       2004       2003
                                                  -----------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income ..............................   $ 1,907    $ 2,448    $   823
                                                  -------    -------    -------
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Cumulative effect of change
          in accounting principle .............      --         --          228
          Depreciation and amortization .......     1,277      1,100        995
          Deferred income taxes ...............       131         (4)        44
          Non-cash asset impairment ...........      --         --           70
          Grant monies received
          (Non-cash grant income) .............       189        (80)       (80)
          Non-cash interest expense ...........         9          9          8
          Non-cash reduction in deferred
          revenues ............................        (9)        (9)        (8)
          (Increase) decrease in-
              Receivables .....................     2,865     (2,620)    (2,076)
              Inventories .....................      (594)    (4,062)      (761)
              Other current assets ............       (60)        25         57
          Increase (decrease) in-
              Accounts payable ................      (747)       521      1,832
              Accrued compensation ............      (266)       564        (82)
              Other accrued liabilities .......       (50)       102         95
              Accrued income taxes ............      (676)       603        (47)
              Pension obligation ..............      --           19       (192)
                                                  -------    -------    -------
      Total adjustments .......................     2,069     (3,832)        83
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................     3,976     (1,384)       906
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment ..................    (1,497)    (2,066)    (1,183)
                                                  -------    -------    -------

NET CASH USED IN INVESTING ACTIVITIES .........    (1,497)    (2,066)    (1,183)
                                                  -------    -------    -------


                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                  JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003
                                 (in thousands)

                                                  JULY 2,    JULY 3,   JUNE 28,
                                                     2005       2004       2003
                                                  -----------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net advances (repayments) of
      line of credit borrowings ...............    (2,060)     3,190        590
      Cash dividends paid .....................      (760)      (545)      (474)
      Stock option exercise and tax benefit ...       317        730         24
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................    (2,503)     3,375        140
                                                  -------    -------    -------

NET DECREASE IN CASH AND
      CASH EQUIVALENTS ........................       (24)       (75)      (137)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR .......................        58        133        270
                                                  -------    -------    -------

CASH AND CASH EQUIVALENTS AT
      END OF YEAR .............................   $    34    $    58    $   133
                                                  =======    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest ............................   $   247    $   191    $    22
          Income taxes paid (refunded) ........       966        (22)       113

NONCASH INVESTING AND FINANCING
FLOW IACTIVITY:N:
          Increase in leasehold improvements ..   $  --      $    38    $  --
                                                  =======    =======    =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                  JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003
                        (in thousands except share data)


                                                JULY 2,     JULY 3,    JUNE 28,
                                                   2005        2004        2003
                                                --------------------------------
COMMON STOCK :
      Balance at beginning of year .........   $  1,245    $  1,186    $  1,183
      Stock option exercise (Note 13) ......         26          59           3
                                               --------    --------    --------
      Balance at  end of year ..............      1,271       1,245       1,186
                                               --------    --------    --------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year .........      1,027         357         336
      Stock option exercise (Note 13) ......        233         566          21
      Tax benefit from stock
      option plans .........................         59         104        --
                                               --------    --------    --------
      Balance at  end of year ..............      1,319       1,027         357
                                               --------    --------    --------

RETAINED EARNINGS:
      Balance at beginning of year .........      9,499       7,596       7,247
      Net income ...........................      1,907       2,448         823
      Cash dividends (per share:
          2005 - $.60, 2004 - $.45,
          2003 - $.40) .....................       (760)       (545)       (474)
                                               --------    --------    --------
      Balance at end of year ...............     10,646       9,499       7,596
                                               --------    --------    --------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension
      liability, net of tax (Note 9):
      Balance at beginning of year .........     (1,319)     (1,643)       (719)
      Change for the year ..................       (157)        324        (924)
                                               --------    --------    --------
      Balance at end of year ...............     (1,476)     (1,319)     (1,643)
                                               --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY .................   $ 11,760    $ 10,452    $  7,496
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended July 2, 2005, July 3, 2004, and June 28, 2003

1. BUSINESS OPERATIONS:

         Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues ($44,249,000 in 2005, $39,648,000 in 2004, and $18,209,000 in
         2003) were from sales to the U. S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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

         Fair Value of Financial Instruments
                  The carrying values of cash, receivables and accounts payable at July 2, 2005 and July 3, 2004 approximate fair value. The carrying value of the notes payable (see Note 12 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

         Research and Development Costs
                  All research and development costs are expensed as incurred unless subject to reimbursement. The amount charged against income was approximately $78,000 in 2005, $101,000 in 2004 and $110,000 in 2003.

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

                  Statement of Financial Accounting Standards No. 142 (SFAS 142, "Goodwill and Other Intangible Assets) was effective with the Company's 2003 fiscal year. Under SFAS 142, this goodwill was deemed impaired and was written off as a cumulative effect of change in accounting principle at June 28, 2003, as explained in Footnote 22.

         Revenue Recognition
                  Two of the Company's current boot contracts require a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the government. Under the bill and hold procedure, after inspection and acceptance by the QAR, the boots become "government-owned property". Also, after QAR inspection and acceptance, Wellco invoices and receives payment from the government, and warehouses and distributes the related boots against government-issued requisition orders, which Wellco receives five days per week. Government-owned boots stored in Wellco's warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of government-owned boots and, because they are owned by the government, Wellco cannot use them to fill any other customers' orders. Wellco has certain custodial responsibilities for these boots, including loss or damage, which Wellco insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on Wellco's selling price. The bill and hold procedure also provides that at the end of any one-year term when an option is not exercised, the government is to take final delivery of any and all of its remaining inventory within six months. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

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

                  The Company earns service fees for providing customers with technical assistance in the manufacture of boots. The related agreements under which these services are provided are for a fixed term and expire in calendar years 2005-2007. The Company records service fee revenues at a fixed rate per pair of boots times the quantity of boots manufactured and sold by the customer.

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

         Impairment of Long-Lived Assets
                  The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Consolidated Statement of Operations and Comprehensive Income for the fiscal years 2003 include a write-down of $70,000 related to equipment purchased during contract preparation for the manufacture of berets.

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

         Fiscal Year
                  The Company's fiscal year ends on the Saturday closest to June
                  30. Consequently, the 2005 and 2003 fiscal years contained 52 weeks each of operating results while the 2004 fiscal year contained 53 weeks.

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

         Stock-Based Compensation Plans
                  The Company accounts for its stock-based compensation plans using the compensation recognition provisions of Accounting

                  Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees". The Company also provides the disclosures required by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation- Transition and Disclosure." Compensation expense under the APB 25 method is recognized when there is a difference between the exercise price for stock options and the stock's market price on the measurement date, which for the Company, is normally the date of award.

3. RECEIVABLES:

         The majority of receivables at July 2, 2005 and July 3, 2004 are from the U. S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2005, 2004 and 2003 are not significant.

4. INVENTORIES:

         The components of inventories are:
                                                       (in thousands)

                                                     2005            2004
-------------------------------------------------------------------------
Finished Goods                                   $  4,853        $  2,228
-------------------------------------------------------------------------
Work in Process                                     2,880           2,771
-------------------------------------------------------------------------
Raw Materials and Supplies                          3,924           6,064
-------------------------------------------------------------------------
Total                                            $ 11,657        $ 11,063
-------------------------------------------------------------------------

5. MACHINERY LEASED TO LICENSEES:

         Accumulated depreciation netted against the cost of leased assets in the Consolidated Balance Sheets at July 2, 2005 and July 3, 2004 is $1,549,000 and $1,543,000, respectively. Rental revenues for the fiscal years 2005, 2004, and 2003 were $291,000, $279,000 and $178,000, respectively, and vary with lessees' production or shipments.

6. PROPERTY, PLANT AND EQUIPMENT:

         The components of property, plant and equipment are summarized as follows:
                                (in thousands)

                               2005          2004         Estimated Useful Life
-------------------------------------------------------------------------------
Land                       $    107     $     107                     N/A
-------------------------------------------------------------------------------
Buildings                     1,439         1,439                 40-45 Years
-------------------------------------------------------------------------------
Machinery & Equipment        10,846         9,553                  2-20 Years
-------------------------------------------------------------------------------
Furniture & Fixtures          1,059           985                  2-10 years
-------------------------------------------------------------------------------

                               2005          2004         Estimated Useful Life
-------------------------------------------------------------------------------
Leasehold Improvements          809           809                             *
-------------------------------------------------------------------------------
Total Cost                 $ 14,260     $  12,893
-------------------------------------------------------------------------------
Total Accumulated
Depreciation and
Amortization               $  8,943     $   7,802
-------------------------------------------------------------------------------
*Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

7. LINES OF CREDIT:

         On October 21, 2004, the Company increased its line of credit from $5,000,000 to $7,500,000 . On December 9, 2004, the Company increased its line of credit to $10,000,000 through February 28, 2005 and then the line was reduced to $9,000,000 through April 30, 2005. The Company's line of credit was renewed on May 2, 2005 and the line was reduced back to $7,500,000. The Company's line of credit expires on December 31, 2005 and can be renewed annually at the bank's discretion. At July 3, 2005, borrowings on this line of credit were $1,720,000 with $5,780,000 available in additional borrowings.

         Interest is at the London Interbank Offered Rate (LIBOR) plus 2.25 points or 5.59% at July 2, 2005. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at July 2, 2005. The covenants are subject to review at the end of each fiscal quarter. This line of credit is secured by a blanket lien on all machinery and equipment, receivables and inventory.

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

8. ACCRUED LIABILITIES:

         The components of accrued liabilities are:
                                              (in thousands)

                                        2005           2004
-----------------------------------------------------------
Interest Expense (Note 12)            $    2         $    2
-----------------------------------------------------------
Accrued Lease Payments (Note 20)          56             93
-----------------------------------------------------------
Deferred Grant Revenues (Note 17)         65              -
-----------------------------------------------------------
Other                                    162            214
-----------------------------------------------------------
Total                                 $  285         $  309
-----------------------------------------------------------

9. PENSION PLANS:

         The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                                      (In thousands)

                                               2005        2004       2003
--------------------------------------------------------------------------
Benefits Earned for Service in the
Current Year                                 $  146     $   129    $   132
--------------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                      348         355        365
--------------------------------------------------------------------------
Expected Return on Plan Assets                 (312)       (297)      (286)
--------------------------------------------------------------------------
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987;
Cost of Benefit Changes Since That
Date; and Gains and Losses                       61         116         80
--------------------------------------------------------------------------
Against Actuarial  Assumptions
Pension Expense                              $  243     $   303    $   291
--------------------------------------------------------------------------

         Below are various analyses and other information relating to the Company's pension liability, assets and expense as of July 2005 and July 2004, (all amounts are in thousands except for those indicated as percent):

Change in Benefit Obligation:                       2005          2004
----------------------------------------------------------------------
Benefit Obligation at Beginning of Year        $   5,817     $   6,158
----------------------------------------------------------------------
Current Year Service Cost                            146           129
----------------------------------------------------------------------
Interest Cost on Projected Liability                 348           355
----------------------------------------------------------------------
Benefit Payments                                    (529)         (533)
----------------------------------------------------------------------
Actuarial (Gain)Loss                                 813          (292)
----------------------------------------------------------------------
Benefit Obligation at End of Year              $   6,595     $   5,817


Change in Plan Assets:                              2005          2004
----------------------------------------------------------------------
Fair Value of Plan Assets at Beginning
of Year                                        $   4,704     $   4,374
----------------------------------------------------------------------
Company Contributions                                284           283
----------------------------------------------------------------------
Actual Return on Plan Assets                         383           580
----------------------------------------------------------------------

Change in Plan Assets:                              2005          2004
----------------------------------------------------------------------
Benefit Payments                                    (529)         (533)
----------------------------------------------------------------------
Fair Value of Plan Assets at End of Year       $   4,842     $   4,704
----------------------------------------------------------------------


Reconciliation of Funded Status:                    2005          2004
----------------------------------------------------------------------
Funded Status                                  $  (1,752)    $  (1,113)
----------------------------------------------------------------------
Unrecognized Actuarial Loss                        2,008         1,319
----------------------------------------------------------------------
Unrecognized Prior Service Cost                       10            19
----------------------------------------------------------------------
Net Amount Recognized                          $     266     $     225
----------------------------------------------------------------------


Amounts Recognized in the Consolidated Balance
Sheets:                                             2005          2004
----------------------------------------------------------------------
Intangible Pension Asset                       $      10     $      19
----------------------------------------------------------------------
Accumulated Other Comprehensive Loss               1,476         1,319
----------------------------------------------------------------------

Accrued Pension Liability:
----------------------------------------------------------------------
   Prepaid Benefit Cost                              521           478
----------------------------------------------------------------------
   Accrued Benefit Cost                             (256)         (254)
----------------------------------------------------------------------
   Additional Minimum Pension Liability           (1,485)       (1,337)
----------------------------------------------------------------------
Net Amount Recognized in Financial
Statements                                     $     266     $     225
----------------------------------------------------------------------


Accumulated Benefit Obligation in Excess of Plan
Assets:                                             2005          2004
----------------------------------------------------------------------
Projected Benefit Obligation                   $   6,595    $    5,817
----------------------------------------------------------------------
Accumulated Benefit Obligation                     6,062         5,460
----------------------------------------------------------------------
Fair Value of Plan Assets                      $   4,842    $    4,704
----------------------------------------------------------------------


                                                    2005          2004
----------------------------------------------------------------------
Increase (Decrease) in Minimum Liability
Included in Other Comprehensive Income         $     157    $     (324)
----------------------------------------------------------------------

Weighted-average assumptions used to determine
benefit obligations:                                2005          2004
----------------------------------------------------------------------
Assumed Discount Rate                              5.00%         6.25%
----------------------------------------------------------------------
Rate of Compensation Increase, For the
Pay Related Benefit Plan                           5.50%         5.50%
----------------------------------------------------------------------


Weighted-average assumptions used to determine
net periodic benefit cost:                          2005          2004
----------------------------------------------------------------------
Assumed Discount Rate                              6.25%         6.00%
----------------------------------------------------------------------
Expected Long-Term Rate of Return on Plan Assets   6.75%         6.75%
----------------------------------------------------------------------
Rate of Compensation Increase, For the Pay
Related Benefit Plan                               5.50%         5.50%
----------------------------------------------------------------------

PLAN ASSETS:

Pension plan's weighted-average asset
allocations by asset category:                      2005          2004
----------------------------------------------------------------------
Equity Securities                                    45%           46%
----------------------------------------------------------------------
Debt Securities                                       5%            5%
----------------------------------------------------------------------
Real Estate                                           0%            0%
----------------------------------------------------------------------
Other                                                50%           49%
----------------------------------------------------------------------
Total                                               100%          100%
----------------------------------------------------------------------

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

CASH FLOWS:

         Contributions

         Contributions to the pension plan for fiscal year 2006 are expected to be $367,000.

Estimated Future Benefit Payments (In thousands)          Amount
----------------------------------------------------------------
2006                                                    $    463
----------------------------------------------------------------
2007                                                         453
----------------------------------------------------------------
2008                                                         449
----------------------------------------------------------------
2009                                                         449
----------------------------------------------------------------
2010                                                         438
----------------------------------------------------------------
2011-2015                                                  2,296
----------------------------------------------------------------

         At July 2005, one of the pension plans has a benefit obligation ($2,696,000) that is greater than its plan assets ($2,180,000) resulting in the additional liability of $1,037,000 and at June 2004, the plan had a benefit obligation ($2,520,000) that was greater than its plan assets ($2,109,000) resulting in the additional liability of $890,000. At July 2005, the other pension plan has a benefit obligation ($3,367,000) that is greater than its plan assets ($2,663,000) resulting in the additional liability of $448,000 and at June 2004, this plan had a benefit obligation ($3,297,000) that is greater than its plan assets ($2,595,000) resulting in the additional liability of $447,000.

          A 1% increase in the assumed discount rate would decrease the benefit obligation at July 2005 by $658,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 2005 by $805,000.

         The Consolidated Statements of Operations and Comprehensive Income shows the amount included in Other Comprehensive Income (Loss) that resulted from recording the additional minimum pension liability which represents the portion of the pension liability that has not yet been charged against operations. A valuation allowance is recorded for the deferred tax asset ($502,000) that arises from the cumulative Other Comprehensive Income (Loss).

         In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $71,000 at July 2, 2005 and $92,000 at July 3, 2004. Benefit measurements for the pension plan is June 30, 2005 and June 30, 2004.


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

         The cost of retiree health benefits included in the accompanying Statements of Operations and Comprehensive Income was:
                                                     (in thousands)

                                                  2005     2004     2003
         ---------------------------------------------------------------
         Benefits Earned for Current Service      $ 35     $ 36     $ 28
         ---------------------------------------------------------------
         Interest Cost on Accumulated Liability     19       24       22
         ---------------------------------------------------------------
         Amortization of the July 4, 1993
         Liability                                   4        4        4
         ---------------------------------------------------------------
         Total Cost                               $ 58     $ 64     $ 54
         ---------------------------------------------------------------

         An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets (see Note 8) at July 2, 2005 and July 3, 2004 is as follows:

                                                     (in thousands)

                                                           2005     2004
------------------------------------------------------------------------
Total Obligation at Beginning of Year                    $  295  $   414
------------------------------------------------------------------------
Liability for Current Service                                35       36
------------------------------------------------------------------------
Interest on Liability                                        19       24
------------------------------------------------------------------------
Benefit Payments                                             -        -
------------------------------------------------------------------------
Actuarial (Gain) Loss                                        34      (82)
------------------------------------------------------------------------
Total Obligation at End of Year                             383      392
------------------------------------------------------------------------
Less Unamortized Liability at July 4, 1993                  (37)     (42)
------------------------------------------------------------------------
Unrecognized Loss                                             8      (55)
------------------------------------------------------------------------
Liability Recognized in the Consolidated Balance Sheets  $  354  $   295
------------------------------------------------------------------------

         The assumed health care cost trend rate used to project expected future cost was 12% in 2005 and 15% in 2004, gradually decreasing to 6% by 2010 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 5.00% for 2005 and 6.25% for 2004.

         A 1% increase in the assumed health care cost trend rate would increase the benefit obligation at July 2, 2005 by $12,000. Conversely, a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation at July 2, 2005 by $11,000.

         A 1% increase in the assumed discount rate would decrease the benefit obligation at July 2, 2005 by $31,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 2, 2005 by $36,000. Benefit measurements for the plan is June 30, 2005 and June 30, 2004.

11. INCOME TAXES:

         The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:
                                                    (In thousands)

                                                 2005       2004         2003
-----------------------------------------------------------------------------
Federal Provision:
-----------------------------------------------------------------------------
    Currently Payable                         $   354     $  666        $  50
-----------------------------------------------------------------------------
    Deferred                                      131         (4)          44
-----------------------------------------------------------------------------
    Total Federal                                 485        662           94
-----------------------------------------------------------------------------
State Provision Currently Payable                   8         20           15
-----------------------------------------------------------------------------
Total Provision                               $   493     $  682        $ 109
-----------------------------------------------------------------------------

         A reconciliation of the effective income tax rate for the 2005, 2004 and 2003 fiscal years is as follows:

                                                 2005       2004         2003
-----------------------------------------------------------------------------
Statutory Federal Income Tax Rate                  34%        34%          34%
-----------------------------------------------------------------------------
Current Period Income of Puerto Rico
Subsidiary Substantially Exempt From Puerto
Rican and Federal Income Taxes                    (13)%       (5)%        (28)%
------------------------------------------------------------------------------
Deferred Tax Valuation Allowance (Reversal of
Previously Recorded Valuation Allowance)           (2)%       (9)%         -
------------------------------------------------------------------------------
State Taxes, Net of Federal Tax Benefit             -          1%           1%
------------------------------------------------------------------------------
Other                                               1%         1%           2%
------------------------------------------------------------------------------
Effective Income Tax Rate                          20%        22%           9%
------------------------------------------------------------------------------

         Income earned in Puerto Rico by the Company's Puerto Rican wholly-owned subsidiary was 90% exempt from Puerto Rican income tax through 2000. Effective July 1, 2000, the Company received a new multi-year tax exemption grant that provided for a flat income tax rate of 2% and eliminated the withholding tax (5%) on dividends paid. Income earned in Puerto Rico by this subsidiary has not been subject to United States federal income tax. The Small Business Job Protection Act (Act) terminated the federal tax credit on this income subject to a phase out for existing companies, for tax years beginning after December 31, 1996. Under the phase out, the Company received a full credit through fiscal year 2002. For fiscal years 2003 through 2006, the credit is limited, and will be completely eliminated starting with the 2007 fiscal year.

         The accumulated undistributed earnings ($2,848,000) through July 1, 2000 of this subsidiary are subject to the 5% Puerto Rican withholding tax when remitted to the parent Company as dividends. Accrued tax liabilities have been provided for the withholding tax reasonably expected to be paid in the future.

         Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2005 and 2004 are as follows:

                                                                (in thousands)

Deferred Tax Assets:                                          2005         2004
-------------------------------------------------------------------------------
Tax Effect of Pension Liability Charged Against Equity      $  502       $  448
-------------------------------------------------------------------------------
Employee Compensation Charged Against Financial
Statement Income, Not Yet Deducted From Taxable
Income                                                         286          383
-------------------------------------------------------------------------------
Additional Costs Inventoried for Tax Purposes                   98           91
-------------------------------------------------------------------------------
State NOL Carryforward                                          49          165
-------------------------------------------------------------------------------
Alternative Minimum Tax Credit                                 102          277
-------------------------------------------------------------------------------
Other                                                          391          229
-------------------------------------------------------------------------------
Deferred Tax Assets Before Valuation Allowance               1,428        1,593
-------------------------------------------------------------------------------
Valuation Allowance                                         (1,162)      (1,236)
-------------------------------------------------------------------------------
Total Deferred Tax Assets                                      266          357
-------------------------------------------------------------------------------
Deferred Tax Liabilities:
Depreciation and Prepaid Pension Costs Deducted From
Taxable Income Not Yet Charged Against Financial
Statement Income                                               128           88
-------------------------------------------------------------------------------
Net Deferred Tax Assets (Liabilities)                       $  138       $  269
-------------------------------------------------------------------------------

         Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

         The Company has state operating loss carryforwards of approximately $708,000, which begin to expire in 2013, available to reduce future state taxable income.

12. NOTES PAYABLE:

         As part of an agreement with a customer for which the Company provides certain technology and equipment, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided to the customer. The Consolidated Statements of Operations and Comprehensive

         Income for the fiscal years 2005, 2004 and 2003 include service fee income of $9,000, $9,000 and $8,000, respectively, and interest expense of $18,000, $17,000 and $17,000, respectively. The Consolidated Balance Sheets at July 2, 2005 and at July 3, 2004 includes $231,000 and $222,000, respectively, for this note, and $69,000 and $78,000, respectively, as deferred service income.

13. STOCK OPTIONS:

         On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets are met. As of July 2, 2005, 50,000 shares under the Agreement have vested. Expiration of such options shall be the earlier of the fifth anniversary of the date on which such options vest or one year after the Chairman's separation from employment under the Agreement (see Note 19 to the Consolidated Financial Statements).

         The 1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director
         Plan) provide for granting options to purchase 90,000 shares and 21,000 shares, respectively. As of July 2, 2005 options have been granted for 65,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plans permit the issuance of either incentive stock options or non-qualified stock options.

         The 1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director
         Plan) provide for granting options to purchase 99,000 shares and 16,000 shares, respectively. As of July 2, 2005 options have been granted for 84,000 shares under the 1999 Employee Plan and 10,000 shares under the 1999 Director Plan.

         The 1996 Stock Option Plan for Key Employees provides for granting options to purchase 60,000 shares. At July 2, 2005 options have been granted for 52,500 shares.

         Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. As of July 2, 2005, all granted options are exercisable.

         Transactions involving these Plans for the last three fiscal years are summarized below:


                                                                 Weighted-
                                                 No. of            Average
Option Shares:                                   Shares     Exercise Price
--------------------------------------------------------------------------
Outstanding at June 29, 2002                    213,500             $9.79
--------------------------------------------------------------------------
Exercised                                        (3,000)             8.00
--------------------------------------------------------------------------
Forfeited                                       (12,000)             9.67
--------------------------------------------------------------------------
Outstanding at June 28, 2003                    198,500              9.78
--------------------------------------------------------------------------
Exercised                                       (59,300)            10.55
--------------------------------------------------------------------------
Outstanding at July 3, 2004                     139,200              9.46
--------------------------------------------------------------------------
Exercised                                       (25,700)            10.01
--------------------------------------------------------------------------

                                                                Weighted-
                                                 No. of            Average
Option Shares:                                   Shares     Exercise Price
--------------------------------------------------------------------------
Forfeited                                        (2,000)            12.00
--------------------------------------------------------------------------
Outstanding at July 2, 2005                     111,500             $9.29
--------------------------------------------------------------------------

         The following table summarizes information about fixed stock options outstanding at July 2, 2005:

                                                               Weighted-Average
                                                                      Remaining
           Range of Exercise        Weighted Average           Contractual Life
Number                Prices          Exercise Price                   in Years
-------------------------------------------------------------------------------
15,000                 $5.00                   $5.00                       0.6
-------------------------------------------------------------------------------
32,000         $12.00-$17.50                  $12.34                       2.0
-------------------------------------------------------------------------------
20,500                 $8.00                   $8.00                       4.0
-------------------------------------------------------------------------------
44,000                 $9.13                   $9.13                       5.0
-------------------------------------------------------------------------------


         The following table summarizes information concerning options issued, options available for future issuance and approval of plans by security holders at July 2, 2005:

                           (A)              (B)                (C)
--------------------------------------------------------------------------------
                                                            Number of
                                                            Securities
                                                            Remaining Available
                       Number of                            for Future Issuance
                       Securities to be   Weighted-         Under Equity
                       Issued Upon        Average           Compensation Plans
                       Exercise of        Exercise Price    (Excluding
                       Outstanding        of Outstanding    Securities Reflected
Plan Category          Options            Options           in Column (A))
--------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders          111,500          $9.29                       63,500
--------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by
Security Holders           -                 -                           -
--------------------------------------------------------------------------------
Total                     111,500          $9.29                       63,500
--------------------------------------------------------------------------------

         The Company has applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

         The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.123" and the following table illustrates the pro forma effect on net income and income per share in 2005, 2004 and 2003 had the fair value recognition provisions of SFAS No.123 "Accounting for Stock-Based Compensation" been applied to stock-based employee compensation.


                                                2005       2004        2003
---------------------------------------------------------------------------
Net Income, As Reported (in thousands)       $ 1,907    $ 2,448      $  823
---------------------------------------------------------------------------
Net Income, Pro Forma (in thousands)         $ 1,889    $ 2,430      $  800
---------------------------------------------------------------------------
Basic Earnings Per Share, As Reported        $  1.51    $  2.04      $ 0.70
---------------------------------------------------------------------------
Basic Earnings Per Share, Pro Forma          $  1.49    $  2.02      $ 0.68
---------------------------------------------------------------------------
Diluted Earnings Per Share, As Reported      $  1.47    $  1.97      $ 0.68
---------------------------------------------------------------------------
Diluted Earnings Per Share, Pro Forma        $  1.45    $  1.95      $ 0.66
---------------------------------------------------------------------------


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

         The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Fiscal Year Ended 7/02/05
                                            Net Income    Shares      Per-Share
                                           (Numerator) (Denominator)     Amount
--------------------------------------------------------------------------------
Basic EPS Available to
Shareholders                             $  1,907,000    1,263,938      $  1.51
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   34,362
--------------------------------------------------------------------------------
Diluted EPS Available to
Shareholders                             $  1,907,000    1,298,300      $  1.47
--------------------------------------------------------------------------------

                                              For the Fiscal Year Ended 7/03/04
                                            Net Income    Shares      Per-Share
                                           (Numerator) (Denominator)     Amount
--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------

                                              For the Fiscal Year Ended 6/28/03
                                            Net Income    Shares      Per-Share
                                           (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------
Income Before Accounting Change          $  1,051,000    1,184,242      $  0.89
Cumulative Effect of Accounting
Change                                       (228,000)
--------------------------------------------------------------------------------
Net Income Available to
Shareholders                                  823,000    1,184,242      $  0.70
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements                                   26,687
--------------------------------------------------------------------------------
Diluted EPS Available to
Shareholders                             $    823,000    1,210,929      $  0.68
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

         Information about the Company's revenues is as follows:

                                                         (in thousands)
                                               2005          2004         2003
--------------------------------------------------------------------------------
Sales of Footwear and Related Items        $ 49,530      $ 44,327     $ 24,012
--------------------------------------------------------------------------------
Revenues from Licensees                         937         1,366          821
--------------------------------------------------------------------------------
Total Revenues by Major Product Group      $ 50,467      $ 45,693     $ 24,833
--------------------------------------------------------------------------------

                                               2005          2004         2003
-------------------------------------------------------------------------------
Revenues from U. S. Customers              $ 49,108      $ 45,344     $  24,631
--------------------------------------------------------------------------------
Revenues from International Customers         1,359           349           202
--------------------------------------------------------------------------------
Total Revenues by Geographic Region        $ 50,467      $ 45,693     $  24,833
--------------------------------------------------------------------------------

Location of Major International Customers:
--------------------------------------------------------------------------------
Latin America                              $    116      $    153     $     127
--------------------------------------------------------------------------------
Canada                                           -             14            12
--------------------------------------------------------------------------------
Asia/Pacific                                     40           171            47
--------------------------------------------------------------------------------
Mexico                                          137             2             2
--------------------------------------------------------------------------------
United Kingdom/Europe/South Africa            1,066             9            14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Major Customer- U. S. Government           $ 44,249      $ 39,648     $  18,209
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

17. GRANT MONEY RECEIVED:

         The Company received $400,000 ($100,000 in November, 2000 and a final payment of $300,000 on July 2, 2001) from the government of Puerto Rico under a Special Incentives Contract related to its 1999 consolidation of boot manufacturing operations in Puerto Rico, which was completed in fiscal year 2001. The grant required the Company to maintain operations in Puerto Rico for five years (fiscal years 2000 through 2004). Grant income was not recognized until the $100,000 was received in November, 2000, and the 2001 Consolidated Statement of Operations and Comprehensive Income included, as a catch-up adjustment, $160,000 of grant income. After the Contract was executed on May 23, 2001, and subsequent to receiving the final $300,000 payment, grant income recognized on a straight line basis over this five year period at the rate of $20,000 per fiscal quarter. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2004 and 2003 include an income item from this grant of $80,000. As of July 3, 2004, all of the deferred grant income from this first grant had been recognized.

         In December 2004, the Company received $280,000 from the government of Puerto Rico and another $43,000 in April 2005 under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations and Comprehensive Income for the fiscal year 2005 recognized $135,000 as grant income including $70,000 that related to grant periods prior to fiscal year 2005.

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

19. RELATED PARTY TRANSACTIONS:

         The Company has an Agreement with its former Chairman of the Board of Directors under which certain payments are to be made to the former Chairman for a five-year period commencing January 2000. These payments are computed as certain fixed percentages of revenues earned by the Company and related to certain products, as defined, that the former Chairman has been instrumental in conceiving or developing. The amount paid under this agreement since its inception and through July 2, 2005 was $7,000.

20. COMMITMENTS:

         The Company has a non-cancelable operating lease with a Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 3, 2005 through June 30, 2009 are $843,000. Lease payments for each of the Company's four fiscal years ending after July 2, 2005 are:
         $200,000, $207,000, $214,000 and $222,000. Lease expense for the
         Company's current Puerto Rican facility in the 2005 fiscal year was $156,000. The Company leased more square footage during fiscal year 2005. Lease expense for 2004 and 2003 fiscal years was $142,500 each year.

21. PUERTO RICAN GOVERNMENT REFUND:

         The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for fiscal years 2005 and 2004 include $1,385,000 and $321,000 as Revenues from this program.

         The Company has filed a reimbursement claim for an additional $852,000 for compensation paid employees and expensed through July 2, 2005. The Company's policy is to recognize reimbursement as a revenue in the period that they are received.

22. GOODWILL:

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

         The changes in the carrying amount of goodwill was as follows

                                                  ( in thousands)

                                                            2003
----------------------------------------------------------------
Excess of cost over net assets of subsidiary
at acquisition, at beginning of year                      $  228
----------------------------------------------------------------
Cumulative effect of change in accounting
principle                                                   (228)
----------------------------------------------------------------
Excess of cost over net assets of subsidiary              $    0
at acquisition, at end of year
----------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
 of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2005 and July 3, 2004 and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2005

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                               Fiscal Year 2005 Quarters

                                       First   Second    Third    Fourth
------------------------------------------------------------------------
Market Price Per Share-
------------------------------------------------------------------------
High                                  $21.24   $21.00   $16.65    $13.81
------------------------------------------------------------------------
Low                                   $16.60   $14.25   $13.71    $11.70
------------------------------------------------------------------------
Per Share Cash Dividend Declared       $0.15    $0.15    $0.15     $0.15
------------------------------------------------------------------------


                                               Fiscal Year 2004 Quarters

                                       First   Second    Third    Fourth
------------------------------------------------------------------------
Market Price Per Share-
------------------------------------------------------------------------
High                                  $11.10   $11.75   $22.69    $23.80
------------------------------------------------------------------------
Low                                    $8.55    $9.80   $11.40    $12.00
------------------------------------------------------------------------
Per Share Cash Dividend Declared       $0.10    $0.10    $0.10     $0.15
------------------------------------------------------------------------


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 16, 2005 was 176.



Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)


                                               Fiscal Year 2005 Quarters

                                       First   Second    Third    Fourth
------------------------------------------------------------------------
Revenues                            $ 10,621 $ 13,974 $ 14,646  $ 11,226
------------------------------------------------------------------------
Cost of Sales and Services             9,387   12,505   13,731     9,609
------------------------------------------------------------------------
Net Income                               397      521      209       780
------------------------------------------------------------------------
Basic Earnings Per Share                0.32     0.41     0.16      0.62
------------------------------------------------------------------------
Fully Diluted Earnings Per Share    $   0.31 $   0.40 $   0.16  $   0.60
------------------------------------------------------------------------


                                               Fiscal Year 2004 Quarters

                                       First   Second    Third     Fourth
-------------------------------------------------------------------------
Revenues                            $  8,617 $ 11,389 $ 11,513  (A)14,174
-------------------------------------------------------------------------
Cost of Sales and Services             7,490   10,122    9,914     11,912
-------------------------------------------------------------------------
Net Income                               416      551      623        858
-------------------------------------------------------------------------
Basic Earnings Per Share                0.35     0.46     0.52       0.70
-------------------------------------------------------------------------
Fully Diluted Earnings Per Share    $   0.35 $   0.46 $   0.50  $    0.66
-------------------------------------------------------------------------

(A) Includes sales of 55,000 pairs of black ICB boots under new contract.

Officers and Directors

DAVID LUTZ
Chief Executive Officer, President, Chief Operating Officer and Chairman, Board of Directors

HORACE AUBERRY
Chairman Emeritus, Board of Directors

ROLF KAUFMAN
Vice Chairman of the Board

FRED K. WEBB, Jr.
Vice President of Marketing

Officers

CHRIS CASTLEBERRY
Executive Vice President

RICHARD A. WOOD, Jr.
Secretary, Attorney, Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Treasurer, Assistant Secretary and Controller

Directors

WILLIAM M. COUSINS, Jr.
President of William M. Cousins, Jr., Inc.
(Management Consultants)

SARAH E. LOVELACE
Executrix of the estate of James T. Emerson

CLAUDE S.  ABERNETHY, Jr.

Senior Vice President of IJL Wachovia

KATHERINE J. EMERSON
Information Systems Controller and CPA
Master Gage and Tool Company

JOHN D. LOVELACE
Vice President of Credit and Collections
United Leasing Corporation

                                    PART III

Responsive information called for by the following Items 10, 11, 12. 13 and 14, except for certain information about executive officers provided and the Registrant's Code of Ethics presented below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 14, 2005, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.
(Board of Directors)
-------  ----------------------------------------------------

     The Proxy Statement is not expected to contain information disclosing delinquent Form 4 filers.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------


Name                       Age      Office
--------------------------------------------------------------------------------

David Lutz, CPA             60      Chairman, Board of Directors,
                                    Chief Executive Officer, President,
--------------------------------------------------------------------------------

Horace Auberry              74      Chairman Emeritus, Board of Directors
--------------------------------------------------------------------------------

Rolf Kaufman                75      Vice Chairman, Board of Directors
--------------------------------------------------------------------------------

Chris Castleberry           32      Executive Vice President
--------------------------------------------------------------------------------

Fred K. Webb, Jr.           45      Vice President of Marketing
--------------------------------------------------------------------------------

Richard A. Wood, Jr.        68      Secretary
--------------------------------------------------------------------------------

Tammy Francis, CPA          46      Controller, Treasurer and  Assistant
                                                     Secretary
--------------------------------------------------------------------------------

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

Mr. Castleberry has been an employee with the Company since April 2000 and was elected Executive Vice President in 2004. He was Vice-President, Technical Director from 2001 to 2004. From 1996 until 2000, he was a plant engineer for Converse Corporation, Inc.

Mr. Webb has been a director since 1996 and an employee with the Company since August 1998. In February 1999, Mr. Webb was elected Vice President of Marketing. Mr. Webb was employed as an Accounting Team Leader with United Guaranty Corporation from 1989 until 1998.

Ms. Francis has been Controller since October, 1996 and was elected Treasurer in 2003 and Assistant Secretary in 1998.

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

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Security Ownership)
-------  --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions.
(Board of Directors/Security Ownership)
-------  ----------------------------------------------

Since the beginning of the 2005 fiscal year, no executive officer of the Registrant or member of his immediate family or record or beneficial owner of more than 5% of the Company's stock has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2005 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

Item 14.  Principal Accountant Fees and Services.
(Independent Auditors Fees and Services)
--------  --------------------------------------

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements


                                                                           Page
                                                                         Number
--------------------------------------------------------------------------------

The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 2005 Annual Report to
Shareholders which is integrated into
Part II of this Form 10-K immediately after page 4
--------------------------------------------------------------------------------
Consolidated Balance Sheets - at July 2, 2005 and July 3, 2004           15-16*
--------------------------------------------------------------------------------
Consolidated Statements of Operations and Comprehensive Income
- for the years ended July 2, 2005, July 3, 2004 and June 28, 2003          14*
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - for the years ended
July 2, 2005, July 3, 2004 and June 28, 2003                             17-18*
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity - for the years
ended July 2, 2005, July 3, 2004 and June 28, 2003                          19*
--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                     40*
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                               20-39*
--------------------------------------------------------------------------------

* Page number in the 2005 Annual Report to Shareholders included in Part II of this Form 10-K.


2. Financial Statement Schedules

                                                                           Page
                                                                         Number
--------------------------------------------------------------------------------
Schedule II        Valuation and Qualifying Accounts                        21
--------------------------------------------------------------------------------

All other schedules are omitted because they are not applicable or not required.

3. Exhibits
-----------

Exhibit                                                                    Page
 Number           Description                                            Number
--------------------------------------------------------------------------------
       3          Articles of Incorporation and By-Laws                     (j)
--------------------------------------------------------------------------------
       10         Material Contracts:
--------------------------------------------------------------------------------
                  A. Bonus Arrangement* (b)
--------------------------------------------------------------------------------

Exhibit                                                                    Page
 Number           Description                                            Number
--------------------------------------------------------------------------------
                  B. 1996 Stock Option Plan for Key Employees of Wellco
                  Enterprises, Inc.*                                        (c)
--------------------------------------------------------------------------------
                  C. 1997 Stock Option Plan for Key Employees of Wellco
                  Enterprises, Inc.*                                        (d)
--------------------------------------------------------------------------------
                  D. 1997 Stock Option Plan for Non-Employee Directors of Wellco
                  Enterprises, Inc.*                                        (e)
--------------------------------------------------------------------------------
                  E. 1999 Stock Option Plan for Key Employees of Wellco
                  Enterprises, Inc.*                                        (f)
--------------------------------------------------------------------------------
                  F. 1999 Stock Option Plan for Non-Employee Directors of Wellco
                  Enterprises, Inc.*                                        (g)
--------------------------------------------------------------------------------
                  G. Employment Agreement with Chairman of Wellco's Board of
                  Directors*                                                (h)
--------------------------------------------------------------------------------
                  H. Amended Employment Agreement with Chairman of Wellco's
                  Board of Directors*                                       (i)
--------------------------------------------------------------------------------
       14         Code of Conduct and Ethics                                (k)
--------------------------------------------------------------------------------
       21         Subsidiaries of Registrant                                13
--------------------------------------------------------------------------------
       23         Consent of Expert                                         14
--------------------------------------------------------------------------------
       31         Certifications of the Chief Executive Officer and
                  Chief Financial Officer under Section 302 of the
                  Sarbanes-Oxley Act of 2002, filed herewith.           15 - 18
--------------------------------------------------------------------------------
       32         Certifications of the Chief Executive Officer and
                  Chief Financial Officer under
                  Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.                                        19 -20
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

         (a) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 1995, and is incorporated herein by reference.
         (b) Exhibit was filed in PART IV of Form 10-K for the fiscal year ended July 3, 1982, and is incorporated herein by reference.
         (c) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.
         (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (e) Exhibit was filed as Exhibit B to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (f) Exhibit was filed as Exhibit A to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.
         (g) Exhibit was filed as Exhibit B to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.
         (h) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 1, 2000, and is incorporated herein by reference.
         (i) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended June 29, 2002, and is incorporated herein by reference.
         (j) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 3, 2004, and is incorporated herein by reference.
         (k) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 3, 2004, and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.



/s/ David Lutz
----------------------------------------------------------------------------

By: David Lutz, Chief Executive Officer, President and Chairman of the
Board of Directors
(Chief Executive Officer)
----------------------------------------------------------------------------


/s/ Tammy Francis
----------------------------------------------------------------------------

By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)
----------------------------------------------------------------------------


Date: September 30, 2005

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


/s/ Horace Auberry                         /s/ Rolf Kaufman
--------------------------------------------------------------------------------

Horace Auberry, Director                   Rolf Kaufman, Director
--------------------------------------------------------------------------------


/s/ David Lutz                             /s/ William M. Cousins, Jr.
--------------------------------------------------------------------------------

David Lutz, Director                       William M. Cousins, Jr. Director
--------------------------------------------------------------------------------


/s/ Fred K. Webb, Jr.
---------------------------------------------------------------

Fred K. Webb, Jr.,  Director
---------------------------------------------------------------



Date: September 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
 of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 2, 2005 and July 3, 2004 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2005 and July 3, 2004 and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.




DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2005

                                                                    Exhibit 21

                            WELLCO ENTERPRISES, INC.
                         SUBSIDIARIES OF THE REGISTRANT



                                                           Percentage of Voting
                           Jurisdiction of                     Securities Owned
  Name of Company          Incorporation                    by Immediate Parent
--------------------------------------------------------------------------------
  Wellco Enterprises, Inc.  North Carolina                           Registrant
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

                                                                    Exhibit 23

                            WELLCO ENTERPRISES, INC.
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement No. 1-333-72824 of Wellco Enterprises, Inc. on Form S-8 of our report dated September 28, 2005 appearing in this Annual Report on Form 10-K of Wellco Enterprises, Inc. for the fiscal year ended July 2, 2005.



DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2005

                                                                    Exhibit 31

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 2, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


 Date: September 30, 2005

       /s/ David Lutz
  By: David Lutz, Chief Executive Officer and President
  (Chief Executive Officer)

                                                                    Exhibit 31

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 2, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002





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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: September 30, 2005

      /s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)

                                                                    Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 2, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended July 2, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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


         Date: September 30, 2005


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

                                                                     Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 2, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended July 2, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: September 30, 2005


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

                                                                   SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES VALUATION ACCOUNTS FOR THE FISCAL YEARS ENDED JULY 2, 2005, JULY 3, 2004
                               AND JUNE 28, 2003



                     Balance at      Additions
                   Beginning of     Charged to                   Balance at End
 Description            of Year     Income (A)    Deductions(B)         of Year
--------------------------------------------------------------------------------
Allowance for
Doubtful Accounts-
--------------------------------------------------------------------------------
           2005            $37         -                -               $37
--------------------------------------------------------------------------------
           2004            $28        10                 1              $37
--------------------------------------------------------------------------------
           2003            $28         3                 3              $28
--------------------------------------------------------------------------------

(A) Additions for allowance for doubtful accounts.
(B) Write-off of uncollectible accounts.