Form 10-Q
period 2005-10-01
WELLCO ENTERPRISES INC
filed 2005-11-15
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: OCTOBER 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X .


1,270,746 common shares (all voting) were outstanding as of November 15, 2005.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.
                            ------------------------

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
             ------------------------------------------------------
                  FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2005
                  --------------------------------------------










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 2005 AND JULY 2, 2005
                                 (in thousands)

                                     ASSETS


                                                      (unaudited)          *
                                                       OCTOBER 1,        JULY 2,
                                                             2005           2005
                                                      --------------------------
CURRENT ASSETS:
      Cash and cash equivalents ..................      $    233       $     34
      Receivables, net ...........................         3,257          3,205
      Inventories-
          Finished goods .........................         3,433          4,853
          Work in process ........................         3,194          2,880
          Raw materials ..........................         3,589          3,924
                                                        --------       --------
          Total ..................................        10,216         11,657
      Deferred  taxes ............................           266            266
      Prepaid expenses ...........................           726            304
                                                        --------       --------
      Total ......................................        14,698         15,466
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............            10             11

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................        10,891         10,846
      Office equipment ...........................           869            851
      Automobiles ................................           235            208
      Leasehold improvements .....................           809            809
                                                        --------       --------
      Total cost .................................        14,350         14,260
      Less accumulated depreciation and
         amortization ............................        (9,295)        (8,943)
                                                        --------       --------
      Net Property Plant and Equipment ...........         5,055          5,317
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................            10             10
                                                        --------       --------


TOTAL ............................................      $ 19,773       $ 20,804
                                                        ========       ========



*     Derived from audited financial statements





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 2005 AND JULY 2, 2005
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      (unaudited)          *
                                                       OCTOBER 1,       JULY 2,
                                                             2005          2005
                                                      --------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank ...............     $  2,120      $  1,720
      Accounts payable .............................        2,505         2,912
      Accrued compensation .........................          869         1,016
      Accrued income taxes .........................          601           649
      Other liabilities ............................          276           285
                                                         --------      --------
      Total ........................................        6,371         6,582
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,485         1,485
      Notes payable ................................          233           231
      Other accrued liabilities ....................          425           425
      Deferred  taxes ..............................          128           128
      Deferred grant income ........................          141           124
      Deferred revenues ............................           67            69

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................        9,809        10,646
      Accumulated other comprehensive loss .........       (1,476)       (1,476)
                                                         --------      --------
      Total ........................................       10,923        11,760
                                                         --------      --------

TOTAL ..............................................     $ 19,773      $ 20,804
                                                         ========      ========

See Notes to Consolidated Financial Statements.



*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 1, 2005 AND OCTOBER 2, 2004
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                     OCTOBER 1,      OCTOBER 2,
                                                           2005            2004
                                                     ---------------------------

REVENUES .....................................     $     8,318      $    11,401
                                                   -----------      -----------

COSTS AND EXPENSES:
      Cost of sales and services .............           8,402           10,167
      General and administrative expenses ....             609              688
                                                   -----------      -----------
      Total ..................................           9,011           10,855
                                                   -----------      -----------

GRANT INCOME .................................              62             --
                                                   -----------      -----------

OPERATING INCOME (LOSS) ......................            (631)             546

INTEREST EXPENSE .............................             (43)             (48)
                                                   -----------      -----------


INCOME (LOSS)  BEFORE INCOME TAXES ...........            (674)             498

PROVISION (BENEFIT) FOR INCOME TAXES .........             (28)             101
                                                   -----------      -----------


NET INCOME (LOSS) ............................     $      (646)     $       397
                                                   ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE
      Based on weighted average
      number of shares outstanding ...........     $     (0.51)     $      0.32
                                                   ===========      ===========
      Shares used in computing basic
      earnings per share .....................       1,270,746        1,247,650
                                                   ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE
      Based on weighted average number
      of shares outstanding and dilutive
      stock options ..........................     $     (0.51)     $      0.31
                                                   ===========      ===========
      Shares used in computing diluted
      earnings per share .....................       1,270,746        1,299,415
                                                   ===========      ===========


DIVIDENDS DECLARED PER SHARE .................     $      0.15      $      0.15
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 1, 2005 AND OCTOBER 2, 2004
                                 (in thousands)
                                                                  (unaudited)
                                                          OCTOBER 1,  OCTOBER 2,
                                                                2005       2004
                                                          ----------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) .................................    $  (646)    $   397
                                                            -------     -------
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by
     operating activities:
          Depreciation and amortization ................        352         308
          Non-cash reduction in deferred revenue .......         (2)         (2)
          Non-cash interest expense ....................          2           2
          (Increase) decrease in-
                Receivables ............................        (52)      1,441
                Inventories ............................      1,441      (1,691)
                Prepaid expenses .......................       (422)       (272)
          Increase (decrease) in-
                Accounts payable .......................       (407)        673
                Accrued compensation ...................       (147)        (63)
                Accrued income taxes ...................        (48)       (164)
                Other  liabilities .....................          9          (6)
                                                            -------     -------
     Total adjustments .................................        726         226
                                                            -------     -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ..............................         80         623
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..................        (90)       (378)
                                                            -------     -------
CASH USED BY INVESTING ACTIVITIES ......................        (90)       (378)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of)
     short-term borrowings .............................        400        (120)
     Cash dividends paid ...............................       (191)       (188)
     Stock options exercised ...........................       --            62
                                                            -------     -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ..............................        209        (246)
                                                            -------     -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        199          (1)

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD ....................         34          58
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $   233     $    57
                                                            =======     =======





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                       OCTOBER 1, 2005 AND OCTOBER 2, 2004
                                 (in thousands)

                                                                (unaudited)
                                                          OCTOBER 1,  OCTOBER 2,
                                                                2005       2004
                                                          ----------------------



SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................          $ 41          $ 46
          Income taxes .............................          $ 20          $265
                                                              ====          ====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                                 OCTOBER 1, 2005
              (in thousands except number of shares and per share)
                                   (unaudited)


                                       Common Stock       Additional
                                                    Par      Paid-In    Retained
                                    Shares        Value      Capital    Earnings
                                  ----------------------------------------------
BALANCE AT JULY 2, 2005           1,270,746     $ 1,271      $ 1,319   $ 10,646

Net loss for the fiscal three
  months ended October 1, 2005                                             (646)
Cash dividend  ($.15 per share)                                            (191)
                                 -----------------------------------------------

BALANCE AT October 1, 2005        1,270,746     $ 1,271      $ 1,319    $ 9,809
                                 ===============================================



                                                                  Accumulated
                                                                        Other
                                                                Comprehensive
                                                                         Loss
                                                              ----------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 2, 2005                                                $ (1,476)

Change for the fiscal three
      months ended October 1, 2005                                          -
                                                              ----------------

BALANCE AT October 1, 2005                                           $ (1,476)
                                                              ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                FOR THE FISCAL THREE MONTHS ENDED OCTOBER 1, 2005
                -------------------------------------------------

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


2. LINE OF CREDIT:

      The Company maintains a $7,500,000 bank line of credit. The Company's line of credit expires on December 31, 2005 and can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At October 1, 2005, borrowings on this line of credit were $2,120,000 with $5,380,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at October 1, 2005.


3. EARNINGS (LOSS) PER SHARE:

      The Company computes its basic and diluted earnings (loss) per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings (Loss)per Share." Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations

                                           For the Three  Months Ended 10/01/05
                                          -------------------------------------
                                          Net Loss        Shares      Per-Share
                                        (Numerator)   (Denominator)      Amount
                                        ----------------------------------------



Basic EPS Available to
Shareholders                           $ (646,000)     1,270,746        $ (0.51)
--------------------------------------------------------------------------------
Effect of Dilutive Stock-based
Compensation Arrangements
(Note: N/A - Anti-dilutive)
--------------------------------------------------------------------------------
Diluted EPS Available to
Shareholders                           $ (646,000)     1,270,746        $ (0.51)
--------------------------------------------------------------------------------


                                           For the Three Months Ended  10/02/04
                                           -------------------------------------
                                          Net Income      Shares      Per-Share
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

      The Company's stock options were all vested by July 2, 2005, the end of the 2005 fiscal year. The following table summarizes the effect on net income and earnings (loss) per share had the accounting for employee stock options been based on the fair value method.




                                           For the Three Months Ended
                                           October 1,      October 2,
                                                 2005            2004
----------------------------------------------------------------------
Net income (loss):
----------------------------------------------------------------------
   As reported                             $ (646,000)      $ 397,000
----------------------------------------------------------------------
  Compensation expense, net of tax               -              6,000
----------------------------------------------------------------------
   Pro forma                               $ (646,000)      $ 391,000
----------------------------------------------------------------------

                                           October 1,      October 2,
                                                 2005            2004
---------------------------------------------------------------------
Basic earnings (loss) per share:
---------------------------------------------------------------------
   As reported                               $  (0.51)        $  0.32
---------------------------------------------------------------------
  Compensation expense, net of tax                 -             0.01
---------------------------------------------------------------------
   Pro forma                                 $  (0.51)        $  0.31
---------------------------------------------------------------------

Diluted earnings (loss) per share:
   As reported                               $  (0.51)        $  0.31
---------------------------------------------------------------------
   Compensation expense, net of tax                -             0.01
---------------------------------------------------------------------
   Pro forma                                 $  (0.51)        $  0.30
---------------------------------------------------------------------



5. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:


                                           For the Three Months Ended

                                           October 1,      October 2,
                                                 2005            2004
---------------------------------------------------------------------
Benefits Earned for Service in the
Current Period                               $ 46,500        $ 36,600
---------------------------------------------------------------------
Interest on the Projected Benefit
Obligation                                     79,000          87,000
---------------------------------------------------------------------
Expected Return on Plan Assets                (81,100)        (78,100)
Amortization of: Unrecognized Net
Pension Obligation at July 1, 1987; Cost
of Benefit Changes Since That Date; and
Gains and Losses Against Actuarial
Assumptions                                    23,600          15,200
---------------------------------------------------------------------
Pension Expense                              $ 68,000        $ 60,700
---------------------------------------------------------------------


6. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. There was no reimbursement received during the quarter ended October 1, 2005. On September 23, 2004, that subsidiary received a reimbursement of $780,000 for compensation paid employees in the 2004 fiscal year and was recognized as a revenue in the quarter ended October 2, 2004.

      The Company has filed a reimbursement claim for $996,000 for compensation paid employees and expensed through October 1, 2005. Subsequently, on October 17, 2005, that subsidiary received a reimbursement of $234,000 that will be included as Revenues for the second 2006 fiscal quarter ended December 31, 2005. The Company's policy is to recognize reimbursements as a revenue in the period that they are received.


7. GRANT MONEY RECEIVED:

      The Company received approximately $280,000 in December 2004, $43,000 in April 2005 and $99,000 in September 2005 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the three-month period ended October 1, 2005 recognized $62,000 as grant income including $41,000 that related to grant periods prior to fiscal year 2006.


8. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions before the amount of such actions are settled with the DSCP. Any differences between these estimates and the actual amounts agreed to are included in the period of settlement.


9. RECLASSIFICATIONS:

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

      o        Recognition of Contract Adjustments:
               From time to time, contract price adjustments will occur which require the Company to compute and present to the Defense Department for audit its calculation of such adjustments. If the adjustment is one of a recurring nature, the Company will record its calculation in the period the change occurred. For other adjustments, the adjustment is not recorded until the period in which the Company and the government agree on the amount of adjustment.

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

  Since July 2, 2005, the end of the 2005 fiscal year, there have been no changes in the nature of the estimates and assumptions related to these critical accounting policies.




  Comparing the Three Months Ended October 1, 2005 and October 2, 2004:
  --------------------------------------------------------------------

                                    OVERVIEW
                                    --------

  The most significant events occurring in the three months ended October 1, 2005 (current period) compared to the three months ended October 2, 2004 (prior period):

  1. A 38% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).
  2. A 63% decrease in production of boots under contract with the DOD.
  3. In the current period, the Company did not receive any reimbursement from the Government of Puerto Rico under its program which reimburses the Company for part of the compensation paid to certain employees. In the prior period, the Company received and recognized as income $780,000 under this program.

  Comparative results for these two periods is as follows:


                            Current Period    Prior Period
                            Three Months      Three Months
                            Ended October 1,  Ended October 2,             % of
  (Amounts in thousands)                2005              2004  Change   Change
--------------------------------------------------------------------------------
  Revenues                           $ 8,318      $ 11,401     $(3,083)    -27%
--------------------------------------------------------------------------------
  Cost of Sales                        8,402        10,167      (1,765)    -17%
--------------------------------------------------------------------------------
  Gross Profit (Loss)                    (84)        1,234      (1,318)   -107%
--------------------------------------------------------------------------------
  Administrative Expenses                609           688         (79)    -12%
--------------------------------------------------------------------------------
  Grant Income                            62            -           62
--------------------------------------------------------------------------------
  Operating Income (Loss)               (631)          546      (1,177)   -235%
--------------------------------------------------------------------------------
  Interest Expense, Net                   43            48          (5)
--------------------------------------------------------------------------------
  Income Tax Expense
    (Benefit)                            (28)          101        (129)
--------------------------------------------------------------------------------
  Net Income (Loss)                  $  (646)     $    397     $(1,043)
--------------------------------------------------------------------------------


  For the three months ended October 1, 2005 (current period), Wellco had a net loss of $646,000 compared to net income of $397,000 in the prior year three month period ended October 2, 2004 (prior period).

              o Compared to the prior period, total revenues in the current period decreased by $3,083,000. During the current quarter, the Company shipped 38% fewer pairs of boots under its DOD contracts. The decrease in sales is less than the 63% decrease in production because of a decrease in the inventory of finished boots in the current period.

                      In early August 2005 the only U.S. supplier of a DOD required component had a quality problem that was not substantially resolved until late September. This supplier's quality problem severely limited the supply of this component material and contributed to the reduction in sales to DOD. In the July through September, 2005 period, the Company received new DOD orders totaling 187,000 pairs of boots. However, the component quality problem prevented the Company from producing and selling a significant quantity of these boots in the current period. More information about this is in the below discussion of Cost of Sales and Services.

                      In the prior period, delivery orders issued by the DOD under which the Company was shipping Hot Weather boots incorporated a "surge" requirement to meet the need in Iraq. The "surge" requirement was substantially completed in the first quarter of the prior period.

                      Since October 1, 2004, the Company's allocation percent for Hot Weather boots under a DOD contract has been 15% of the total need. For the October 1, 2003 to October 1, 2004, the Company's allocation was 30% of the total need.

                      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. Under this program, the Company did not received any reimbursement from this program for the current period. However, during the prior period, the Company received $780,000 of reimbursement under this program and this amount is included in Revenues for the fiscal quarter ended October 2, 2004. The Company's policy is to recognize the reimbursements as a revenue in the period that it is received. Subsequent to October 1, 2005 the Company received $234,000 under this program. This amount, plus any other amounts received, will be recognized as revenues in the second quarter of fiscal year 2006.

              o Cost of Sales and Services in the current year decreased by only $1,765,000. Production of boots under contract with the DOD during the current quarter was 63% less than the prior quarter. Fixed costs and semi-variable costs did not decrease proportionately to this 63% decrease in production. Of the above factors that contributed to the reduction in revenues, the primary factor that caused the reduced rate of production was the component supplier's quality problem.

                      In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The supplier has agreed to reimburse excess manufacturing costs and the current period costs have been reduced by the amount invoiced for these excess costs through October 1, 2005.

                     In the July through September, 2005 period, the Company received new DOD orders totaling 187,000 pairs of boots. However, the component quality problem prevented the Company from producing a significant quantity of these boots in the current period.

                     Over the past two years, because of surge and a new DOD contract, the Company has more than doubled its production capacity. Because it had information indicating that consumption of military boots was more than what DOD was ordering, the Company decided to maintain, at least temporarily, this increased production capacity. If production capacity was sharply reduced and DOD orders increased significantly, increasing production capacity would be time consuming and expensive. From August through October, 2005, the Company received DOD delivery orders totaling 280,000 pairs of boots, with delivery due from November 2005 through June 2006. Of this total, 155,000 pairs are due in December 2005 through February 2006. Maintaining a production capacity higher that actually needed is expensive. However, the Company will need all of its capacity to meet deliveries under the new orders, especially those deliveries due December 2005 through February 2006.

                o During the current period, general and administrative expenses decreased by $79,000, caused primarily by a reduction in the number of administrative employees and a reduction in profit-based bonuses.

                o The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract is $62,000 including $41,000 that related to grant periods prior to fiscal year 2006. The prior year did not contain grant income.

   The rate of tax benefit for income taxes for the quarter ended October 1, 2005 was 4% compared to a 20% rate of tax for the quarter ended October 2, 2004 This benefit rate is less than the U. S. federal tax rate of 34% because the majority of the loss is from operations in Puerto Rico, which is substantially exempt from U. S. income tax.

   Forward Looking Information:
   ----------------------------

   Below is a summary of the Company's current boot contracts with Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. For the first option year, the minimum pairs were 41,000 and the maximum was 323,000. A total of 163,000 pairs were actually ordered in the first option year. For the second option year, the minimum pairs is 41,000 and the maximum is 256,000. Pairs ordered to date under the second option year are 43,000. The second option year is for the period October 2005 through September 2006. The Company expects the Defense Department to issue a new solicitation for contracts to supply the Hot Weather boot starting in November 2006. The Company cannot confidently predict its success in receiving a contract award.

         On July 8, 2005, the Defense Department exercised the second option year under the Company's Temperate Weather boot contract. For the first option year, the minimum pairs were 51,000 and the maximum was 227,000. A total of 176,000 pairs were actually ordered in the first option year. For the second option year, the minimum pairs are 13,000 and the maximum are 227,000. Pairs ordered to date under the second option year are 221,000. This contract has two more option years outstanding. The exercise of any contract option is the unilateral decision of the Defense Department.

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

As previously discussed, in early August 2005, the sole supplier of a major boot component had a quality problem. Although this problem has been substantially resolved, the Company is continuing additional, time consuming, quality procedures. While the rate of production in the second quarter is improved, the necessary additional quality procedures, and repairs resulting from these procedures, continues to restrict production.

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of October 1, 2005, $996,000 has been filed for, but has not been received or recorded as revenues, reimbursement under this program. Subsequently, on October 17, 2005, that subsidiary received a reimbursement of $234,000 that will be included as revenues for the second 2006 fiscal quarter ended December 31, 2005. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the remaining balance due of $762,000. In the past two fiscal years, the Company has received and recorded as revenues a total of $1,700,000 under this program.

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

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2008 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Securities and Exchange Commission is presently evaluating the effect of Section 404 on smaller public companies. Unless this evaluation results in a significant reduction in requirements for small public companies, the Company will incur significant costs in complying with Section 404.

The Company relies heavily on boot contracts from the DOD for most of its operations. The business of providing boots to the U. S. Defense Department is very competitive. With more than 98% of U. S. footwear sales being of foreign manufacture, the manufacture of boots for DOD, which must all be done in the U. S., is one way of using domestic capacity.



                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                           (in thousands)
                              October 1, 2005            July 2, 2005
---------------------------------------------------------------------
Cash and Cash Equivalents                $233                     $34
---------------------------------------------------------------------
Unused Line of Credit                   5,380                   5,780
---------------------------------------------------------------------
Total                                  $5,613                  $5,814
---------------------------------------------------------------------


The following table summarizes the cash flow activities for the three month period ended October 1, 2005:


Cash provided by (used in):                      (in thousands)
---------------------------------------------------------------
       Operating activities                                $80
---------------------------------------------------------------
            Investing activities                           (90)
---------------------------------------------------------------
            Financing activities                           209
---------------------------------------------------------------
Net change in cash and cash equivalents                   $199
---------------------------------------------------------------


Operating Activities: In the three months ended October 1, 2005, cash provided by operations was $80,000. Depreciation of $352,000 and a $1,441,000 decrease in inventories were the main operating sources of cash. The main uses of operating cash were the net loss of $646,000, decreases of $407,000 in accounts payable,$147,000 in accrued compensation, $48,000 in accrued taxes and an increase of $422,000 in prepaid expenses and $52,000 in accounts receivable.

Investing Activities: In the three months ended October 1, 2005, purchases of machinery and other equipment was $90,000.

Financing Activities: In the three months ended October 1, 2005, the Company's net cash from financing activities totaled $209,000. Cash was provided through additional borrowings of $400,000 from the line of credit. $191,000 was used to pay quarterly dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of October 1, 2005:


                                         Payments Due by Period

                       Total  Less Than 1  1-3 Years  4-5 Years   After 5 Years
                                     Year
--------------------------------------------------------------------------------
Notes Payable       $300,000                                           $300,000
--------------------------------------------------------------------------------
Building Lease       793,000     $202,000   $425,000   $166,000            -
--------------------------------------------------------------------------------
Total             $1,093,000     $202,000   $425,000   $166,000        $300,000
--------------------------------------------------------------------------------

In addition, during the three month period ended October 1, 2005, the Company paid $43,000 in interest expense, $20,000 in income tax payments and $90,000 in contributions to its pension plans.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at October 1, 2005 were $2,120,000.

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

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at October 1, 2005.

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

Item 4.           Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 1, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.


(b) Changes in Internal Controls

There have been no changes in internal controls during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Wellco Enterprises, Inc., Registrant







\s\                                    \s\
David Lutz, Chief Executive Officer    Tammy Francis, Controller and Chief
            and President                           Financial Officer
     (Principal  Executive Officer)

November 15, 2005

                                                                    Exhibit 31
                                                                    ----------


                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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


Date: November 15, 2005


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: November 15, 2005


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                    Exhibit 32
                                                                    ----------



                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.    I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended October 1, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 15, 2005


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

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.    I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended October 1, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 15, 2005


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