Form 10-Q
period 2005-12-31
WELLCO ENTERPRISES INC
filed 2006-02-15
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                     --------------------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                    56-0769274
---------------------------       ----------------------------------------------
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


1,270,746 common shares (all voting) were outstanding as of February 14, 2006.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005










The attached unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2005 AND JULY 2, 2005
                                 (in thousands)

                                     ASSETS


                                                       (unaudited)        *
                                                      DECEMBER 31,       JULY 2,
                                                              2005          2005
                                                      --------------------------
CURRENT ASSETS:
      Cash and cash equivalents ..................      $    102       $     34
      Receivables, net ...........................         5,075          3,205
      Inventories-
          Finished goods .........................         3,572          4,853
          Work in process ........................         4,313          2,880
          Raw materials ..........................         5,530          3,924
                                                        --------       --------
          Total ..................................        13,415         11,657
      Deferred  taxes ............................           266            266
      Prepaid expenses ...........................           698            304
                                                        --------       --------
      Total ......................................        19,556         15,466
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............             8             11

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................        11,105         10,846
      Office equipment ...........................           872            851
      Automobiles ................................           235            208
      Leasehold improvements .....................           817            809
                                                        --------       --------
      Total cost .................................        14,575         14,260
      Less accumulated depreciation and
         amortization ............................        (9,646)        (8,943)
                                                        --------       --------
      Net Property Plant and Equipment ...........         4,929          5,317
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................            10             10
                                                        --------       --------


TOTAL ............................................      $ 24,503       $ 20,804
                                                        ========       ========

*     Derived from audited financial statements



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2005 AND JULY 2, 2005
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)         *
                                                      DECEMBER 31,       JULY 2,
                                                              2005          2005
                                                      --------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank ...............     $  5,400      $  1,720
      Accounts payable .............................        4,028         2,912
      Accrued compensation .........................          705         1,016
      Dividend payable .............................          191          --
      Accrued income taxes .........................          511           649
      Other liabilities ............................          241           285
                                                         --------      --------
      Total ........................................       11,076         6,582
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,485         1,485
      Notes payable ................................          236           231
      Other accrued liabilities ....................          425           425
      Deferred  taxes ..............................          128           128
      Deferred grant income ........................          131           124
      Deferred revenues ............................           64            69

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................        9,844        10,646
      Accumulated other comprehensive loss .........       (1,476)       (1,476)
                                                         --------      --------
      Total ........................................       10,958        11,760
                                                         --------      --------

TOTAL ..............................................     $ 24,503      $ 20,804
                                                         ========      ========

See Notes to Consolidated Financial Statements.

*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 31, 2005 AND JANUARY 1, 2005
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                    DECEMBER 31,      JANUARY 1,
                                                            2005            2005
                                                  ------------------------------

REVENUES ......................................      $    19,359    $    25,760
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales and services ..............           18,529         23,057
      General and administrative
      expenses ................................            1,245          1,482
                                                     -----------    -----------
      Total ...................................           19,774         24,539
                                                     -----------    -----------
GRANT INCOME ..................................               85             89
                                                     -----------    -----------
OPERATING INCOME (LOSS) .......................             (330)         1,310

INTEREST EXPENSE ..............................             (109)          (137)
                                                     -----------    -----------
INCOME (LOSS)  BEFORE INCOME TAXES ............             (439)         1,173

PROVISION (BENEFIT) FOR INCOME TAXES ..........              (18)           255
                                                     -----------    -----------

NET INCOME (LOSS) .............................      $      (421)   $       918
                                                     ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE
      Based on weighted average
      number of shares outstanding ............      $     (0.33)   $      0.73
                                                     ===========    ===========
      Shares used in computing
      basic earnings per share ................        1,270,746      1,257,092
                                                     ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE
      Based on weighted average
      number of shares outstanding
      and dilutive stock options ..............      $     (0.33)   $      0.70
                                                     ===========    ===========
      Shares used in computing
      diluted earnings per share ..............        1,270,746      1,312,888
                                                     ===========    ===========


DIVIDENDS DECLARED PER SHARE ..................      $      0.30    $      0.30
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                      DECEMBER 31, 2005 AND JANUARY 1, 2005
              (in thousands except per share and number of shares)

                                                              (unaudited)
                                                     DECEMBER 31,     JANUARY 1,
                                                             2005           2005
                                                     ---------------------------

REVENUES ..................................          $    11,041    $    14,358
                                                     -----------    -----------
COSTS AND EXPENSES:
      Cost of sales and services ..........               10,127         12,889
      General and administrative
      expenses ............................                  636            794
                                                     -----------    -----------
      Total ...............................               10,763         13,683
                                                     -----------    -----------
GRANT INCOME ..............................                   23             89
                                                     -----------    -----------
OPERATING INCOME ..........................                  301            764

INTEREST EXPENSE ..........................                  (66)           (89)
                                                     -----------    -----------
INCOME  BEFORE INCOME TAXES ...............                  235            675

PROVISION  FOR INCOME TAXES ...............                   10            154
                                                     -----------    -----------

NET INCOME ................................          $       225    $       521
                                                     ===========    ===========

BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding ..................          $      0.18    $      0.41
                                                     ===========    ===========
      Shares used in computing basic
      earnings per share ..................            1,270,746      1,266,402
                                                     ===========    ===========
DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options .............................          $      0.17    $      0.40
                                                     ===========    ===========
      Shares used in computing diluted
      earnings per share ..................            1,292,157      1,303,970
                                                     ===========    ===========

DIVIDENDS DECLARED PER SHARE ..............          $      0.15    $      0.15
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 31, 2005 AND JANUARY 1, 2005
                                 (in thousands)

                                                             (unaudited)
                                                       DECEMBER 31,   JANUARY 1,
                                                               2005        2005
                                                       -------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) ...................                 $  (421)     $   918
                                                           -------      -------
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
          Depreciation and amortization ..                     705          607
          Non-cash reduction in deferred
          revenue ........................                      (5)          (4)
          Non-cash interest expense ......                       5            4
          (Increase) decrease in-
                Receivables ..............                  (1,870)      (2,618)
                Inventories ..............                  (1,758)      (1,800)
                Prepaid expenses .........                    (394)        (389)
          Increase (decrease) in-
                Accounts payable .........                   1,117          546
                Accrued compensation .....                    (311)        (416)
                Accrued income taxes .....                    (138)         (54)
                Other  liabilities .......                     (36)          74
                                                           -------       ------
     Total adjustments ...................                  (2,685)      (4,050)
                                                           -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ................                  (3,106)      (3,132)
                                                           -------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ....                    (315)        (939)
                                                           -------       ------
CASH USED BY INVESTING ACTIVITIES ........                    (315)        (939)
                                                           -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings .                   3,680        3,955
     Cash dividends paid .................                    (191)        (188)
     Stock options exercised .............                    --            303
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ................                   3,489        4,070
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS .........................                      68           (1)

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD ......                      34           58
                                                           -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   102      $    57
                                                           =======      =======





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                      DECEMBER 31, 2005 AND JANUARY 1, 2005
                                 (in thousands)

                                                             (unaudited)
                                                       DECEMBER 31,   JANUARY 1,
                                                               2005        2005
                                                       -------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest                                           $ 104        $ 137
          Income taxes                                       $ 120        $ 265
                                                             =====        =====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 31, 2005
              (in thousands except number of shares and per share)
                                   (unaudited)


                                      Common Stock         Additional
                                                    Par       Paid-In   Retained
                                      Shares      Value       Capital   Earnings
                                    --------------------------------------------
BALANCE AT JULY 2, 2005             1,270,746   $ 1,271       $ 1,319  $ 10,646

Net loss for the fiscal six
  months ended December 31, 2005                                           (421)
Cash dividend  ($.30 per share)                                            (381)
                                    --------------------------------------------

BALANCE AT DECEMBER 31, 2005        1,270,746   $ 1,271       $ 1,319   $ 9,844
                                    ============================================



                                                      Accumulated
                                                            Other
                                                    Comprehensive
                                                             Loss
                                                    -------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 2, 2005                                    $ (1,476)

Change for the fiscal six
  months ended December 31, 2005                              -
                                                         --------

BALANCE AT DECEMBER 31, 2005                             $ (1,476)
                                                         ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 31, 2005
                -------------------------------------------------

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

2. LINE OF CREDIT:

      The Company maintains a $7,500,000 bank line of credit, which was renewed on December 31, 2005. The Company's line of credit will expire on December 31, 2006 and can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At December 31, 2005, borrowings on this line of credit were $5,400,000 with $2,100,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants as of December 31, 2005.

3. EARNINGS (LOSS) PER SHARE:

      The Company computes its basic and diluted earnings (loss) per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                            For the Six Months Ended 12/31/05
                                            ---------------------------------
                                            Net Loss     Shares        Per-Share
                                          (Numerator)   (Denominator)     Amount
                                        ----------------------------------------


         Basic EPS Available to
         Shareholders                     $ (421,000)    1,270,746     $  (0.33)
         -----------------------------------------------------------------------

         Effect of Dilutive Stock-based
         Compensation Arrangements
         (Note: N/A - Anti-dilutive)                         -
         -----------------------------------------------------------------------

         Diluted EPS Available to
         Shareholders                     $ (421,000)    1,270,746     $  (0.33)
         -----------------------------------------------------------------------


                                            For the Six Months Ended 1/01/05
                                            --------------------------------
                                            Net Income   Shares        Per-Share
                                           (Numerator)  (Denominator)     Amount
                                          --------------------------------------

         Basic EPS Available to
         Shareholders                     $  918,000     1,257,092     $   0.73
         -----------------------------------------------------------------------

         Effect of Dilutive Stock-based
         Compensation Arrangements                          55,796
         -----------------------------------------------------------------------

         Diluted EPS Available to
         Shareholders                     $  918,000     1,312,888     $   0.70
         -----------------------------------------------------------------------


                                            For the Three Months Ended 12/31/05
                                            -----------------------------------
                                            Net Income   Shares        Per-Share
                                           (Numerator)  (Denominator)     Amount

         Basic EPS Available to
         Shareholders                     $  225,000     1,270,746     $   0.18
         -----------------------------------------------------------------------

         Effect of Dilutive Stock-based
         Compensation Arrangements                          21,411
         -----------------------------------------------------------------------

         Diluted EPS Available to
         Shareholders                     $  225,000     1,292,157     $   0.17
         -----------------------------------------------------------------------


                                             For the Three Months Ended 1/01/05
                                             ----------------------------------
                                             Net Income   Shares       Per-Share
                                            (Numerator)  (Denominator)    Amount
                                            ------------------------------------

         Basic EPS Available to
         Shareholders                     $  521,000     1,266,402     $   0.41
         -----------------------------------------------------------------------

         Effect of Dilutive Stock-based
         Compensation Arrangements                          37,568
         -----------------------------------------------------------------------

         Diluted EPS Available to
         Shareholders                     $  521,000     1,303,970     $   0.40
         -----------------------------------------------------------------------

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

      The Company's stock options were all vested by July 2, 2005, the end of the 2005 fiscal year. Thus, there is no compensation expense for stock options for fiscal year 2006. The following table summarizes the effect on net income and earnings per share for the interim periods in the 2005 fiscal year had the accounting for employee stock options been based on the fair value method.

                                               For the Six Months Ended

                                                             January 1,
                                                                  2005
                   --------------------------------------------------------
                   Net income:
                   --------------------------------------------------------
                      As reported                              $918,000
                   --------------------------------------------------------
                     Compensation expense, net of tax            12,000
                   --------------------------------------------------------
                     Pro forma                                 $906,000
                   --------------------------------------------------------

                   --------------------------------------------------------
                   Basic earnings per share:
                   --------------------------------------------------------
                      As reported                                  $0.73
                   --------------------------------------------------------
                      Compensation expense, net of tax               0.01
                   --------------------------------------------------------
                       Pro forma                                    $0.72
                   --------------------------------------------------------

                   --------------------------------------------------------
                   Diluted earnings per share:
                   --------------------------------------------------------
                       As reported                                   $0.70
                   --------------------------------------------------------
                       Compensation expense, net of tax               0.01
                   --------------------------------------------------------
                       Pro forma                                     $0.69
                   --------------------------------------------------------

                                               For the Three Months Ended

                                                               January 1,
                                                                    2005
                   --------------------------------------------------------
                   Net income:
                   --------------------------------------------------------
                     As reported                                $  521,000
                   --------------------------------------------------------
                     Compensation expense, net of tax                6,000
                   --------------------------------------------------------
                     Pro forma                                  $  515,000
                   --------------------------------------------------------

                   --------------------------------------------------------
                   Basic earnings per share:
                   --------------------------------------------------------
                      As reported                                    $0.41
                   --------------------------------------------------------
                     Compensation expense, net of tax                 0.00
                   --------------------------------------------------------
                     Pro forma                                       $0.41
                   --------------------------------------------------------

                   --------------------------------------------------------
                   Diluted earnings per share:
                   --------------------------------------------------------
                      As reported                                    $0.40
                   --------------------------------------------------------
                      Compensation expense, net of tax                0.00
                   --------------------------------------------------------
                      Pro forma                                      $0.40
                   --------------------------------------------------------



5. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                 For the Six Months Ended

                                                 December 31,    January 1,
                                                         2005          2005
          -----------------------------------------------------------------
          Benefits Earned for Service in the
          Current Period                              $93,000      $73,200
          -----------------------------------------------------------------
          Interest on the Projected Benefit
          Obligation                                  158,000      174,000
          -----------------------------------------------------------------
          Expected Return on Plan Assets             (162,200)    (156,200)
          -----------------------------------------------------------------

                                                 December 31,    January 1,
                                                         2005          2005

          Amortization of: Unrecognized Net
          Pension Obligation at July 1, 1987;
          Cost of Benefit Changes Since That
          Date; and Gains and Losses Against
          Actuarial  Assumptions                       47,200       30,400
          -----------------------------------------------------------------
          Pension Expense                            $136,000     $121,400
          -----------------------------------------------------------------


                                               For the Three Months Ended

                                               December 31,      January 1,
                                                       2005            2005
          -----------------------------------------------------------------
          Benefits Earned for Service in
          the Current Period                          $46,500      $36,600
          -----------------------------------------------------------------
          Interest on the Projected Benefit
          Obligation                                   79,000       87,000
          -----------------------------------------------------------------
          Expected Return on Plan Assets              (81,100)     (78,100)
          -----------------------------------------------------------------
          Amortization of: Unrecognized Net
          Pension Obligation at July 1, 1987;
          Cost of Benefit Changes
          Since That Date; and Gains and
          Losses Against Actuarial Assumptions         23,600       15,200
          -----------------------------------------------------------------
          Pension Expense                             $68,000      $60,700
          -----------------------------------------------------------------


6. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the six months and three months ended December 31, 2005 include $381,000 as revenue. The Consolidated Statements of Operations for the six months and three months ended January 1, 2005 include $1,165,000 and $385,000, respectively, as revenue.

      The Company has filed a reimbursement claim for $840,000 for compensation paid employees and expensed through December 31, 2005. The Company's policy is to recognize reimbursements as revenue in the period that they are received.

7. GRANT MONEY RECEIVED:

      The Company received approximately $442,000 ($280,000 in December 2004, $43,000 in April 2005, $99,000 in September 2005, and $20,000 in December
      2005) from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the three-month period ended December 31, 2005 recognized $23,000 as grant income. The Consolidated Statements of Operations for the six-month period ended December 31, 2005 recognized $85,000 as grant income including $41,000 that related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations for the six months and three months ended January 1, 2005 included $89,000 as a grant income including $61,000 that related to grant periods prior to fiscal year 2005.


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

         Impairment of Long-Lived Assets:
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review. One of the most critical estimates is future demand, primarily through U. S. Department of Defense contracts, for the Company's products. Changes to this and other estimates could result in an impairment charge in future periods.

         Inventory Valuation:
         -------------------
         Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts its inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

         Recognition of Contract Adjustments:
         -----------------------------------
         From time to time, contract price adjustments will occur which require the Company to compute and present to the Defense Department for audit its calculation of such adjustments. If the adjustment is one of a recurring nature, the Company will record its calculation in the period the change occurred. For other adjustments, the adjustment is not recorded until the period in which the Company and the government agree on the amount of adjustment.

         Income Taxes:
         ------------
         The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based on its assessments and estimates.

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

Comparing the Six Months Ended December 31, 2005 and January 1, 2005:
--------------------------------------------------------------------

                                    OVERVIEW
                                    --------

  The most significant events occurring in the six months ended December 31, 2005 (current period) compared to the six months ended January 1, 2005 (prior period) are:

        1. 33% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).

        2. In the current period, the Company received from the Government of Puerto Rico $381,000 under its program which reimburses the Company for part of the compensation paid to certain employees. This is $784,000 less than the $1,165,000 received in the prior period. These payments are recorded as revenues in the period received.

   Comparative results for these two periods is as follows:

  ------------------------------------------------------------------------------
                  Current Period
                Six Months Ended        Prior Period
  (Amounts in       December 31,    Six Months Ended
   thousands)               2005     January 1, 2005     Change     % of Change
  ------------------------------------------------------------------------------
  Revenues             $  19,359          $  25,760    $ (6,401)            -25%
  ------------------------------------------------------------------------------
  Cost of Sales           18,529             23,057      (4,528)            -20%
  ------------------------------------------------------------------------------
  Gross Profit               830              2,703      (1,873)            -69%
  ------------------------------------------------------------------------------
  Administrative
  Expenses                 1,245              1,482        (237)            -16%
  ------------------------------------------------------------------------------
  Grant Income                85                 89          (4)
  ------------------------------------------------------------------------------
  Operating Income
  (Loss)                    (330)             1,310      (1,640)           -125%
  ------------------------------------------------------------------------------
  Interest Expense, Net      109                137          28
  ------------------------------------------------------------------------------
  Income Taxes
  (Benefit)                 (18)                255        (273)
  ------------------------------------------------------------------------------
  Net Income (Loss)    $   (421)          $     918    $  (1,339)          -146%
  ------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $421,000 compared to a net income of $918,000 in the prior period.

In the current period the Company shipped 211,000 pairs of boots under contract with the U.S. Department of Defense as compared to 317,000 pairs in the prior period, a decrease of 106,000 or 33%.

Hot Weather boots represented 96,000 pairs of the total decrease in pairs shipped. In the prior period, delivery orders issued by the DOD under which the Company was shipping Hot Weather boots incorporated a "surge" requirement to meet the need in Iraq. The "surge" requirement was substantially completed in the prior period.

In addition, a supplier's quality problem reduced the rate of production and shipments. In early August 2005, the only U.S. supplier of a DOD required component had a quality problem that was substantially not resolved until late September. This supplier's quality problem severely limited the supply of this component material and contributed to the reduction in sales to DOD. In the July through September, 2005 period, the Company received new DOD orders totaling 187,000 pairs of boots. However, the component quality problem prevented the Company from producing and selling a significant quantity of boots under these new orders in the current period. More information about this is in the below discussion of Cost of Sales and Services.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $381,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $1,165,000. The Company's policy is to recognize the reimbursements as a revenue in the period that it is received, and not when the related compensation is paid.

Cost of Sales and Services in the current year decreased by only $4,528,000, which resulted in a decrease in gross profit of $1,873,000. After a long period of stable raw material prices, many of the prices of raw materials used in our boots have been increasing during the current period and this has lowered profit margins on the DOD contracts.

As stated above, in early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The rate of boot production was reduced due to the limited supply of this component. In the July through September, 2005 period, the Company received new DOD orders totaling 187,000 pairs of boots. However, the component quality problem prevented the Company from producing a significant quantity of boots under these new orders in the current period. After this supplier solved his quality problem, the rate of production continued to be impaired as it took that supplier several weeks to reestablish full production.

The supplier agreed to reimburse certain excess manufacturing costs and the current period costs have been reduced by the amount invoiced for these excess costs. However, some of the excess costs could not be recouped from the supplier.

Over the past two years, because of surge and a new DOD contract, the Company has more than doubled its production capacity. Although surge ended, the Company had information indicating that consumption of military boots was more than what DOD was ordering. Therefore, the Company decided to maintain, at least temporarily, this increased production capacity. If production capacity was sharply reduced and DOD orders increased significantly, increasing production capacity would be time consuming and expensive, and would increase the risk that DOD orders would not be shipped by the required due dates.

The expectation of increased orders materialized. From August through October 2005, the Company received DOD delivery orders totaling 280,000 pairs of boots, with delivery due from November 2005 through June 2006. Of this total, 155,000 pairs were due in December 2005 through February 2006. In addition, DOD's October 2005 projection of future orders under Wellco contracts showed that significant Temperate Weather boot orders was expected to be issued in January and February (141,000 pairs) with delivery starting in May 2006. Therefore, during the current period the Company maintained its production capacity by working fewer days per week and by short-term employee layoff.

Consequently, the reduced production and shipping rate while the supplier corrected his quality problem and the increase in DOD boot orders justified maintaining capacity, although fixed and semi-variable manufacturing and administrative costs were not fully recovered.

Recently, the Company learned that the DOD projection of future orders was significantly wrong. See the Forward Looking section.

Many of the fabrics, rubber and polyurethane materials used in the manufacture of boots contain petrochemicals. The Katrina and Rita hurricanes damaged petrochemical processing facilities, and prices of many raw materials have recently increased. The Company's DOD contracts are fixed price.

During the current period, the $237,000 decrease in general and administrative expenses was primarily caused by a reduction in the number of administrative employees and a reduction in profit-based bonuses.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract for the six-month period ended December 31, 2005 includes $85,000 as grant income including $41,000 that related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations for the six months ended January 1, 2005 included $89,000 of which $61,000 related to grant periods prior to fiscal year 2005.

Interest expense decreased $28,000 because of decreased borrowings under a bank line of credit.

The rate of tax benefit for income taxes for the current period was 4% compared to a 22% rate of tax for the prior period. This benefit rate is less than the U.
S. federal tax rate of 34% because the majority of the loss is from operations in Puerto Rico, which is substantially exempt from U. S. income tax.

Comparing the Three Months Ended December 31, 2005 and January 1, 2005:
----------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant event occurring in the three months ended December 31, 2005 (current period) compared to the three months ended January 1, 2005 (prior period) was 29% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).

Comparative results for these two periods is as follows:

------------------------------------------------------------------------------
                    Current Period
                Three Months Ended         Prior Period
  (Amounts in         December 31,   Three Months Ended
   thousands)                 2005      January 1, 2005   Change     % of Change
--------------------------------------------------------------------------------
Revenues                   $11,041              $14,358    (3317)          -23%
--------------------------------------------------------------------------------
Cost of Sales               10,127               12,889    (2762)          -21%
--------------------------------------------------------------------------------
Gross Income                   914                 1469     (555)          -38%
--------------------------------------------------------------------------------
Administrative
Expenses                       636                  794     (158)          -20%
--------------------------------------------------------------------------------
Grant Income                    23                   89      (66)
--------------------------------------------------------------------------------
Operating Income               301                  764     (463)          -61%
--------------------------------------------------------------------------------
Interest Expense,
Net                             66                   89      (23)
--------------------------------------------------------------------------------
Income Taxes                    10                  154     (144)
--------------------------------------------------------------------------------
Net Income                    $225                  521     (296)          -57%
--------------------------------------------------------------------------------


For the three months ended December 31, 2005 (current period), Wellco had a net income of $225,000 compared to net income of $521,000 in the prior year three month period ended January 1, 2005(prior period).

Compared to the prior period, total revenues in the current period decreased by $3,317,000. During the current quarter, the Company shipped 29% fewer pairs (49,000) of boots under its DOD contracts.

Hot Weather boots, previously under DOD surge, represented 23,000 pairs of the total decrease in pairs shipped. Temperate Weather boots were 36,000 pairs of the total decrease. On August 17, 2005 and on October 17, 2005, the Company received DOD orders for the Temperate Weather boot totaling 103,000 pairs with required delivery dates in December, 2005 through March 2006. However, the supplier component quality problem mentioned above continued to limit the Company's rate of production and shipment under these new orders during the current period. After finding and correcting the problem, it took this supplier many weeks to reestablish full production.

Reimbursement from the Puerto Rican government program reimbursing employers for compensation paid to certain employees was $381,000 in the current period compared to $385,000 in the prior period.

Cost of Sales and Services in the current period decreased by only $2,762,000. Fixed and semi-variable costs did not decrease proportionately to this decrease in production and revenues, which was caused by a supplier quality problem and the end of surge on Hot Weather boots.

The supplier with the quality problem has issued the Company a credit for reimbursement of certain excess manufacturing costs incurred in the current period, and current period costs have been reduced by the amount of this credit memo. However, some of the excess costs could not be recouped from the supplier.

The Company's DOD delivery orders for the two months of January and February 2006 required the shipment of a total of 123,000 pairs of boots. The reduction in production and shipments caused by the supplier quality problem meant that the Company was delayed in the manufacture of these boots. In order to assure that it met these deliveries, and in order to assure that it had the capacity to meet delivery on the above mentioned DOD October 2005 projection of future orders, the Company continued to maintain its production capacity. By maintaining production capacity, the Company was able to meet all the January and February 2006 deliveries.

During the current period, general and administrative expenses decreased by $158,000, caused primarily by a reduction in the number of administrative employees and a reduction in profit-based bonuses.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract is $23,000. The prior year contained $89,000 in grant income, of which $75,000 related to prior grant periods. The Company's policy is to recognize grant monies pro-rata over the five-year grant period, with grant income first recognized in the period in which it is received.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the quarter ended December 31, 2005 was 4% compared to a 23% rate of tax for the quarter ended January 1, 2005.


Forward Looking Information:
---------------------------

Last year, the DOD started the practice of providing contractors with projections of future orders under contracts. These projections allow contractors to plan production, raw materials ordering and employee staffing. The October 2005 DOD projection indicated a strong rate of orders throughout the balance of the Company's 2006 fiscal year. As recently as December 2005 DOD personnel informed the Company that a large order with a projected issuance date of January 2006 was on schedule.

However, in early February 2006, DOD extended the delivery dates for two boot orders under its contracts. The original delivery dates for boot shipments in April through June 2006 have been extended to May through August 2006. The Company was informed the Army's current usage of boots is lower than the rate projected when the orders were issued. This is only an extension of the shipping date. No orders or contracts have been cancelled.

Subsequently, the DOD provided the Company with additional specific information about the significant reduction in year-to-year comparative boot usage.

The DOD has not provided the Company with a new projection of future orders. DOD personnel have stated that they do not know why boot usage is less than projected. In light of this recent information, maintaining the current level of boot manufacturing capacity is no longer justified, and the Company is currently reducing its manufacturing employment and work shifts.

Below is a summary of the Company's two current major boot contracts with the DOD. The Company's DOD boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. For the first option year, the minimum pairs were 41,000 and the maximum was 323,000. A total of 163,000 pairs were actually ordered in the first option year. For the second option year, the minimum pairs are 41,000 and the maximum is 256,000. Pairs ordered to date under the second option year are 105,000. The second option year is for the period October 2005 through September 2006.

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

The DOD recently issued a synopsis of a new solicitation for the Hot Weather boot. The Company's current Hot Weather boot contract expires at the end of September 2006. The synopsis states that of the five contracts expected to be awarded from the solicitation, three will be restricted to contractors who meet the criteria for being a small business, and two contracts will be awarded without the small business restriction. The Company is not a small business. The Company estimates that there could be as many as five companies, beside itself, which will be competing on the two non-small business contracts. The Hot Weather boot contract is one of the two major DOD boot contracts the Company currently has, and the effect of not being awarded a contract from the new solicitation on the Company's results of operations would be adverse. As with any DOD boot solicitation, the Company cannot predict its being awarded or not being awarded a contract.

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of December 31, 2005, $840,000 has been filed for, but has not been received or recorded as revenues, under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the remaining balance due of $840,000. In the past two fiscal years, the Company has received and recorded as revenues a total of $2,088,000 under this program.

In December 2005, the Company was one of two contract awardees for the development of the US Army Modular Boot System. This award was the result of the Company's response to the Modular Boot System solicitation that required submission of data and product demonstration models illustrating the Company's concept of the modular boot system.

This contract provides the development of a Modular Boot System for the U. S. military. Presently, the Department of Defense buys four different boot styles to meet the varied climatic conditions encountered by military personnel. The contract's goal is to develop a functional boot system to provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the new Modular Boot System would replace many, if not all, of the current boot styles.

The Department of Defense has placed its first order under this contract for 580 pairs of the Modular Boot System. The estimated contract price for this first order is $ 93,960 with a delivery date in March 2006. This first order of boots will be evaluated, and if successful, additional production of the Modular Boot System will be ordered for expanded testing. If the Wellco Modular Boot System is successful through all phases of development and testing, the contract provides for Wellco to manufacture 160,000 pairs of this boot for issuance to military personnel.

As with any contract, there is no assurance that Wellco will be successful in development of the Army's Modular Boot System.

In December 2005, the Company received a contract for approximately $930,000 to supply machinery and assistance for the upgrade of boot manufacturing machinery to a factory in a foreign country. The deliveries will be during the remaining six months of the 2006 fiscal year and until the end of calendar year 2007.

Income earned by the Company's Puerto Rico subsidiary has for many years been fully exempt from U. S. income taxes and is currently partially exempt. Fiscal year 2006 is the last year in which this subsidiary will have any exemption from
U. S. income taxes.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2008 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Securities and Exchange Commission is presently evaluating the effect of Section 404 on smaller public companies, and changes have been proposed that will reduce the cost of meeting all the requirements of Section 404. Unless this evaluation results in a significant reduction in requirements for small public companies, the Company will incur significant costs in complying with Section 404.

The Company relies heavily on boot contracts from the DOD for most of its operations. The business of providing boots to the U. S. Defense Department is very competitive. With more than 98% of U. S. commercial footwear sales being of foreign manufacture, the manufacture of boots for DOD, which must all be done in the U. S., is one way of using domestic capacity.

                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                      (in thousands)

                                        December 31, 2005          July 2, 2005
           ---------------------------------------------------------------------
           Cash and Cash Equivalents                 $102                   $34
           ---------------------------------------------------------------------
           Unused Line of Credit                    2,100                 5,780
           ---------------------------------------------------------------------
           Total                                   $2,202                $5,814
           ---------------------------------------------------------------------


The following table summarizes the cash flow activities for the six-month period ended December 31, 2005:


              Cash provided by (used in):             (in thousands)
              ------------------------------------------------------
                  Operating activities                      ($3,106)
              ------------------------------------------------------
                  Investing activities                         (315)
              ------------------------------------------------------
                  Financing activities                        3,489
              ------------------------------------------------------
              Net change in cash and cash equivalents           $68
              ------------------------------------------------------


Operating Activities: In the six months ended December 31, 2005, cash used by operations was $3,106,000. Depreciation of $705,000 and a $1,117,000 increase in accounts payable were the main operating sources of cash. The main uses of operating cash were the net loss of $421,000, decreases of $311,000 in accrued compensation, $138,000 in accrued taxes and an increase of $1,870,000 in accounts receivable, $1,748,000 in inventories, and $394,000 in prepaid expenses.

Investing Activities: In the six months ended December 31, 2005, purchases of machinery and other equipment was $315,000.

Financing Activities: In the six months ended December 31, 2005, the Company's net cash from financing activities totaled $3,489,000. Cash was provided through additional borrowings of $3,680,000 from the line of credit. $191,000 was used to pay quarterly dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of December 31, 2005:

                             Payments Due by Period
                          Less Than 1
                  Total          Year    1-3 Years   4-5 Years     After 5 Years
--------------------------------------------------------------------------------
Notes Payable   $300,000                                             $300,000
--------------------------------------------------------------------------------
Building Lease   971,000    $266,000     $560,000    $145,000           -
--------------------------------------------------------------------------------
Total         $1,271,000    $266,000     $560,000    $145,000         $300,000
--------------------------------------------------------------------------------

In addition, during the six month period ended December 31, 2005, the Company paid $104,000 in interest expense, $120,000 in income tax payments and $183,000 in contributions to its pension plans.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at December 31, 2005 were $5,400,000.

The bank line of credit will expire and be subject to renewal on December 31, 2006. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after December 31, 2006, and would be adversely affected if the line is not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at December 31, 2005.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
o All amounts borrowed shall become due and immediately payable upon demand of the bank.
o        The bank's obligation to make advances under the note shall terminate:
         if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on December 31, 2006, unless the
         Note is extended by the bank under terms satisfactory to the bank.
o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our line of credit, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in LIBOR. Our line of credit provides for interest on outstanding borrowings at rates tied to LIBOR. We do not enter into derivative or interest rate transactions for speculative purposes.

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2000 and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.           Legal Proceedings.  N/A

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
                  N/A

Item 3.           Defaults Upon Senior Securities.  N/A

Item 4. The 2005 Annual Stockholders Meeting of Wellco Enterprises, Inc. was on November 15, 2005. The only matter voted on at that meeting was the election of directors.  The results
                  of voting   were:

                  Directors were elected as follows:

                           Nominee for Director      Shares Voted For
                           Claude Abernethy, Jr.     1,228,024
                           William M. Cousins, Jr.   1,222,224
                           Katherine J. Emerson      1,228,924
                           George Henson             1,228,924
                           Rolf Kaufman              1,223,928
                           John D. Lovelace          1,220,128
                           Sarah E. Lovelace         1,223,928
                           David Lutz                1,224,828
                           Fred K. Webb, Jr.         1,224,828


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


Wellco Enterprises, Inc., Registrant







\s\                                      \s\
--------------------------------------------------------------------------------

David Lutz, Chief Executive Officer      Tammy Francis, Controller and Chief
and President (Principal Executive       Financial Officer
Officer)
--------------------------------------------------------------------------------

February 14, 2006

                                                                   Exhibit 31
                                                                   ----------


                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David Lutz, certify that:
1. I have reviewed this report on Form 10-Q of Wellco Enterprises, Inc. (the registrant);

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

Date: February 14, 2006


/s/ David Lutz
By: David Lutz, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15
              (e)) for the registrant and have:

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


Date: February 14, 2006


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                   Exhibit 32
                                                                   ----------

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Lutz, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 31, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: February 14, 2006

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

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 31, 2005, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and the information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

Date: February 14, 2006


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