Form 10-Q
period 2006-04-01
WELLCO ENTERPRISES INC
filed 2006-05-16
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2006

COMMISSION FILE NUMBER:  1-5555

                            WELLCO ENTERPRISES, INC.
                     ------------- -------------------------
               (Exact name of registrant as specified in charter)

NORTH CAROLINA                                    56-0769274
-------------------               ----------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    __No X   .
                           ------  -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). ___Large accelerated filer __Accelerated filer
_X_Non-accelerated filer




1,270,746 common shares (all voting) were outstanding as of May 16, 2006.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 1, 2006










The attached unaudited financial statements reflect all adjustments, which are in the opinion of management necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2006 AND JULY 2, 2005
                                 (in thousands)

                                     ASSETS


                                                       (unaudited)          *
                                                        APRIL 1,         JULY 2,
                                                            2006            2005
                                                       -------------------------
CURRENT ASSETS:
      Cash and cash equivalents ..................      $     54       $     34
      Receivables, net ...........................         2,915          3,205
      Inventories-
          Finished goods .........................         4,614          4,853
          Work in process ........................         2,274          2,880
          Raw materials ..........................         5,356          3,924
                                                        --------       --------
          Total ..................................        12,244         11,657
      Deferred  taxes ............................           266            266
      Prepaid expenses ...........................           612            304
                                                        --------       --------
      Total ......................................        16,091         15,466
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............             7             11

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................        11,225         10,846
      Office equipment ...........................           873            851
      Automobiles ................................           235            208
      Leasehold improvements .....................           817            809
                                                        --------       --------
      Total cost .................................        14,696         14,260
      Less accumulated depreciation and
         amortization ............................        (9,998)        (8,943)
                                                        --------       --------
      Net Property Plant and Equipment ...........         4,698          5,317
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................            10             10
                                                        --------       --------


TOTAL ............................................      $ 20,806       $ 20,804
                                                        ========       ========



*     Derived from audited financial statements





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2006 AND JULY 2, 2005
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)          *
                                                         APRIL 1,        JULY 2,
                                                             2006           2005
                                                       -------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank ...............     $  3,650      $  1,720
      Accounts payable .............................        1,951         2,912
      Accrued compensation .........................          790         1,016
      Accrued income taxes .........................          551           649
      Other liabilities ............................          499           285
                                                         --------      --------
      Total ........................................        7,441         6,582
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,485         1,485
      Notes payable ................................          238           231
      Other accrued liabilities ....................          415           425
      Deferred  taxes ..............................          128           128
      Deferred grant income ........................          108           124
      Deferred revenues ............................           62            69

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................        9,815        10,646
      Accumulated other comprehensive loss .........       (1,476)       (1,476)
                                                         --------      --------
      Total ........................................       10,929        11,760
                                                         --------      --------

TOTAL ..............................................     $ 20,806      $ 20,804
                                                         ========      ========

See Notes to Consolidated Financial Statements.



*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 2006 AND APRIL 2, 2005
              (in thousands except per share and number of shares)

                                                   (unaudited)
                                                      APRIL 1,          APRIL 2,
                                                          2006              2005
                                                   -----------------------------
REVENUES .....................................     $    32,754      $    40,406
                                                   -----------      -----------

COSTS AND EXPENSES:
      Cost of sales and services .............          30,918           36,788
      General and administrative expenses ....           1,908            2,084
                                                   -----------      -----------
      Total ..................................          32,826           38,872
                                                   -----------      -----------
GRANT INCOME .................................             108              103
                                                   -----------      -----------
OPERATING INCOME .............................              36            1,637

NET INTEREST EXPENSE .........................            (207)            (203)
                                                   -----------      -----------
INCOME (LOSS)  BEFORE INCOME TAXES ...........            (171)           1,434

PROVISION  FOR INCOME TAXES ..................              88              307
                                                   -----------      -----------
NET INCOME (LOSS) ............................     $      (259)     $     1,127
                                                   ===========      ===========
BASIC EARNINGS (LOSS) PER SHARE
      Based on weighted average number of
      shares outstanding .....................     $     (0.20)     $      0.89
                                                   ===========      ===========
      Shares used in computing basic
      earnings per share .....................       1,270,746        1,261,660
                                                   ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE
      Based on weighted average number of
      shares outstanding and dilutive
      stock options ..........................     $     (0.20)     $      0.87
                                                   ===========      ===========
      Shares used in computing diluted
      earnings per share .....................       1,270,746        1,297,748
                                                   ===========      ===========


DIVIDENDS DECLARED PER SHARE .................     $      0.45      $      0.45
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                         APRIL 1, 2006 AND APRIL 2, 2005
              (in thousands except per share and number of shares)

                                                    (unaudited)
                                                       APRIL 1,         APRIL 2,
                                                           2006             2005
                                                    ----------------------------
REVENUES .......................................    $    13,395     $    14,646
                                                    -----------     -----------
COSTS AND EXPENSES:
      Cost of sales and services ...............         12,389          13,731
      General and administrative expenses ......            663             602
                                                    -----------     -----------
      Total ....................................         13,052          14,333
                                                    -----------     -----------
GRANT INCOME ...................................             23              14
                                                    -----------     -----------
OPERATING INCOME ...............................            366             327

NET INTEREST EXPENSE ...........................            (98)            (66)
                                                    -----------     -----------
INCOME  BEFORE INCOME TAXES ....................            268             261

PROVISION  FOR INCOME TAXES ....................            106              52
                                                    -----------     -----------

NET INCOME .....................................    $       162     $       209
                                                    ===========     ===========

BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $      0.13     $      0.16
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,270,746       1,270,746
                                                    ===========     ===========
DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options ..................................    $      0.13     $      0.16
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,286,035       1,305,000
                                                    ===========     ===========

DIVIDENDS DECLARED PER SHARE ...................    $      0.15     $      0.15
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                         APRIL 1, 2006 AND APRIL 2, 2005
                                 (in thousands)

                                                                 (unaudited)
                                                           APRIL 1,     APRIL 2,
                                                               2006         2005
                                                           ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income (loss) .................................    $  (259)    $ 1,127
                                                            -------     -------
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by
     operating activities:
          Depreciation and amortization ................      1,059         913
          Non-cash reduction in
          deferred revenue .............................         (7)         (6)
          Non-cash interest expense ....................          7           6
          (Increase) decrease in-
                Receivables ............................        290       1,275
                Inventories ............................       (587)       (111)
                Prepaid expenses .......................       (308)       (459)
          Increase (decrease) in-
                Accounts payable .......................       (961)       (688)
                Accrued compensation ...................       (226)       (236)
                Accrued income taxes ...................        (98)       (402)
                Other  liabilities .....................        188         174
                                                            -------     -------
     Total adjustments .................................       (644)        466
                                                            -------     -------
NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES ..............................       (902)      1,593
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..................       (436)     (1,109)
                                                            -------     -------
CASH USED BY INVESTING ACTIVITIES ......................       (436)     (1,109)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net advances (repayments) of
     line of credit borrowings .........................      1,930        (255)
     Cash dividends paid ...............................       (572)       (569)
     Stock options exercised ...........................       --           303
                                                            -------     -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ..............................      1,358        (521)
                                                            -------     -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...         20         (37)

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD ....................         34          58
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $    54     $    21
                                                            =======     =======






                            (continued on next page)

                                                                 (unaudited)
                                                           APRIL 1,     APRIL 2,
                                                               2006         2005
                                                           ---------------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest                                          $ 201       $ 204
          Income taxes                                      $ 120       $ 770
                                                            =====       =====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                  APRIL 1, 2006
              (in thousands except number of shares and per share)
                                   (unaudited)


                                    Common Stock       Additional
                                                 Par      Paid-In       Retained
                                  Shares       Value      Capital       Earnings
                                 -----------------------------------------------
BALANCE AT JULY 2, 2005          1,270,746   $ 1,271      $ 1,319      $ 10,646

Net loss for the fiscal nine
  months ended April 1, 2006                                               (259)
Cash dividend ($.45 per share)                                             (572)
                                 -----------------------------------------------

BALANCE AT APRIL 1, 2006         1,270,746   $ 1,271      $ 1,319       $ 9,815
                                 -----------------------------------------------



                                           Accumulated
                                                 Other
                                         Comprehensive
                                                  Loss
                                      ----------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 2, 2005                        $ (1,476)

Change for the fiscal nine
      months ended April 1, 2006                  -
                                      ----------------

BALANCE AT APRIL 1, 2006                     $ (1,476)
                                      ================

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                            ------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                 FOR THE FISCAL NINE MONTHS ENDED APRIL 1, 2006
                 ----------------------------------------------

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

2. LINE OF CREDIT:

     The Company maintains a $7,500,000 bank line of credit, which was renewed on December 31, 2005. The Company's line of credit will expire on December 31, 2006 and can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At April 1, 2006, borrowings on this line of credit were $3,650,000 with $3,850,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants as of April 1, 2006.

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

                                              For the Nine Months Ended 4/1/06
                                              --------------------------------
                                            Net Loss      Shares       Per-Share
                                           (Numerator)  (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                      $ (259,000)     1,270,746     $ (0.20)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                              -
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                      $ (259,000)     1,270,746     $ (0.20)
        ------------------------------------------------------------------------


                                              For the Nine Months Ended 4/2/05
                                              --------------------------------
                                            Net Income    Shares       Per-Share
                                           (Numerator)  (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                      $1,127,000      1,261,660     $  0.89
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                            36,088
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                      $1,127,000      1,297,748     $  0.87
        ------------------------------------------------------------------------


                                              For the Three Months Ended 4/1/06
                                              ---------------------------------
                                            Net Income    Shares       Per-Share
                                           (Numerator)  (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                      $  162,000      1,270,746     $  0.13
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                            21,411
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                      $  162,000      1,292,157     $  0.13
        ------------------------------------------------------------------------


                                              For the Three Months Ended 4/2/05
                                              ---------------------------------
                                            Net Income    Shares       Per-Share
                                           (Numerator)  (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                      $  209,000      1,270,746     $  0.16
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                            34,254
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                      $  209,000      1,305,000     $  0.16
        ------------------------------------------------------------------------


4. STOCK-BASED COMPENSATION:


     Effective July 3, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its related interpretations. SFAS
     No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of the date of adoption, the Company had no unvested previously granted awards and has not granted any awards after July 2, 2005. There have been no options exercised during the interim periods ended April 1, 2006. Therefore, the new standard has had no impact on the consolidated statements of operations and cash flows, or earnings per share of the Company during the current reporting periods.

     During the three months ended April 1, 2006, 15,000 option shares with a weighted average exercise price of $5.00 per share expired. As of April 1, 2006, the Company had 96,500 options outstanding and exercisable at a weighted average exercise price of $ 9.95 per share.

     Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

     The Company currently has five share-based compensation plans in effect at April 1, 2006 and information about them is contained in the notes to the consolidated financial statements filed as part of the Company's 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

     The Company anticipates providing for future exercises from authorized but unissued shares and not through purchases of its own stock.

     The following table summarizes the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the interim periods in the 2005 fiscal year:


       ---------------------------------------------------------------------
                                             For the Nine      For The Three
                                             Months Ended      Months Ended
                                             April 2, 2005     April 2, 2005
       ---------------------------------------------------------------------
       Net income:
       ---------------------------------------------------------------------
         As reported                         $  1,127,000      $    209,000
       ---------------------------------------------------------------------
         Compensation expense, net of tax          18,000             6,000
       ---------------------------------------------------------------------
         Pro forma                           $  1,109,000      $    203,000
       ---------------------------------------------------------------------

       ---------------------------------------------------------------------
                                             For the Nine      For The Three
                                             Months Ended      Months Ended
                                             April 2, 2005     April 2, 2005
       ---------------------------------------------------------------------
       Basic earnings per share:
       ---------------------------------------------------------------------
         As reported                         $       0.89      $       0.16
       ---------------------------------------------------------------------
         Compensation expense, net of tax            0.01              0.00
       ---------------------------------------------------------------------
         Pro forma                           $       0.88      $       0.16
       ---------------------------------------------------------------------


       ---------------------------------------------------------------------
       Diluted earnings per share:
       ---------------------------------------------------------------------
         As reported                         $       0.87      $       0.16
       ---------------------------------------------------------------------
         Compensation expense, net of tax            0.01              0.00
       ---------------------------------------------------------------------
         Pro forma                           $       0.86      $       0.16
       ---------------------------------------------------------------------



6. PENSION PLANS:

      The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                For the Nine Months Ended
      --------------------------------------------------------------------
                                          April 1, 2006     April 2, 2005
      --------------------------------------------------------------------
      Benefits Earned for Service in
      the Current Period                       $139,500          $109,800
      --------------------------------------------------------------------
      Interest on the Projected
      Benefit Obligation                        237,000           261,000
      --------------------------------------------------------------------
      Expected Return on Plan Assets           (243,300)         (234,300)
      --------------------------------------------------------------------
      Amortization of: Unrecognized Net
      Pension Obligation at July 1,
      1987; Cost of Benefit Changes
      Since That Date; and Gains and Losses
      Against Actuarial Assumptions             70,800             45,600
      --------------------------------------------------------------------
      Pension Expense                         $204,000           $182,100
      --------------------------------------------------------------------

                                               For the Three Months Ended
      --------------------------------------------------------------------
                                          April 1, 2006     April 2, 2005
      --------------------------------------------------------------------
      Benefits Earned for Service
      in the Current Period                    $46,500            $36,600
      --------------------------------------------------------------------
      Interest on the Projected
      Benefit Obligation                        79,000             87,000
      --------------------------------------------------------------------
      Expected Return on Plan Assets           (81,100)           (78,100)
      --------------------------------------------------------------------
      Amortization of: Unrecognized Net
      Pension Obligation at July 1, 1987;
      Cost of Benefit Changes Since That
      Date; and Gains and Losses
      Against Actuarial Assumptions             23,600             15,200
      --------------------------------------------------------------------
      Pension Expense                          $68,000            $60,700
      --------------------------------------------------------------------



7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the nine months and three months ended April 1, 2006 include $405,000 and $24,000, respectively, as revenues. The Consolidated Statements of Operations for the nine months and three months ended April 2, 2005 include $1,165,000 and $0, respectively, as revenues.

      The Company has filed a reimbursement claim for $959,000 for compensation paid employees and expensed through April 1, 2006. The Company's policy is to recognize reimbursements as revenue in the period that they are received.


8. GRANT MONEY RECEIVED:

      The Company received approximately $442,000 ($280,000 in December 2004, $43,000 in April 2005, $99,000 in September 2005, and $20,000 in December
      2005) from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations for the three-month period ended April 1, 2006 recognized $23,000 as grant income. The Consolidated Statements of Operations for the nine-month period ended April 1, 2006 recognized $108,000 as grant income including

      $41,000 that related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations for the three months ended April 2, 2005 recognized $14,000 as grant income. The Consolidated Statements of Operations for the nine months ended April 2, 2005 included $103,000 as a grant income including $61,000 that related to grant periods prior to fiscal year 2005.


9. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions before the amount of such actions are settled with the DSCP. Any differences between these estimates and the actual amounts agreed to are included in the period of settlement.


10. RECLASSIFICATIONS:

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              =====================
Critical Accounting Policies:
----------------------------

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which require the Company to make estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.


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

Comparing the Nine Months Ended April 1, 2006 and April 2, 2005:
---------------------------------------------------------------

                                    OVERVIEW
                                    --------

  The most significant events occurring in the nine months ended April 1, 2006 (current period) compared to the nine months ended April 2, 2005 (prior period) are:

        1. 21% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).

        2. In the current period, the Company received from the Government of Puerto Rico $405,000 under its program, which reimburses the Company for part of the compensation paid to certain employees. This is $760,000 less than the $1,165,000 received in the prior year. These payments are recorded as revenues in the period received.

   Comparative results for these two periods is as follows:

  ------------------------------------------------------------------------------
                           Current Period   Prior Period
                              Nine Months    Nine Months
                                    Ended          Ended
  (Amounts in thousands)    April 1, 2006  April 2, 2005   Change   % of Change
  ------------------------------------------------------------------------------
  Revenues                        $32,754        $40,406  $(7,652)         -19%
  ------------------------------------------------------------------------------
  Cost of Sales                    30,918         36,788   (5,870)         -16%
  ------------------------------------------------------------------------------
  Gross Profit                      1,836          3,618   (1,782)         -49%
  ------------------------------------------------------------------------------
  Administrative Expenses           1,908          2,084     (176)          -8%
  ------------------------------------------------------------------------------
  Grant Income                        108            103        5            5%
  ------------------------------------------------------------------------------
  Operating Income                     36          1,637   (1,601)         -98%
  ------------------------------------------------------------------------------
  Interest Expense, Net               207            203        4            2%
  ------------------------------------------------------------------------------
  Income Taxes                         88            307     (219)         -71%
  ------------------------------------------------------------------------------
  Net Income (Loss)                 $(259)        $1,127  $(1,386)        -123%
  ------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $259,000 from revenues of $32,754,000 compared to a net income of $1,127,000 from revenues of $40,406,000 in the prior period.

In the current period, the Company shipped 377,000 pairs of boots under contract with the U.S. Department of Defense as compared to 480,000 pairs in the prior period, a decrease of 103,000 or 21%. In the prior period, delivery orders issued by the DOD for Hot Weather boots incorporated a "surge" requirement to meet the need in Iraq. The "surge" requirement was substantially completed in the prior period.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $405,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $1,165,000. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the nine months ended April 1, 2006 was $1,836,000 or 5.6% of revenues as compared to gross profit of $3,618,000 or 9.0% for the prior period. This decrease in gross profit as a percentage of revenues is primarily due to higher per unit manufacturing costs associated with lower production levels and the decrease of $760,000 in reimbursement revenues from the Puerto Rican government mentioned above.

In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The rate of boot production was reduced due to the limited supply of this component. After this supplier solved its quality problem, the rate of production continued to be impaired, as it took that supplier several weeks to reestablish full production.

The supplier agreed to reimburse certain excess manufacturing costs and the current period costs have been reduced by $606,000. However, some of the excess costs could not be recouped from the supplier.

During the current period, the $176,000 decrease in general and administrative expenses was primarily caused by a reduction in the number of administrative employees and a reduction in profit-based bonuses.

For the current period, the Company reflected income tax expense of $88,000 on a pretax loss of $171,000. This is the result of the U.S. parent and one subsidiary having consolidated income before taxes and the Puerto Rican subsidiary having a pretax loss. The Puerto Rican subsidiary's losses are not available to offset the taxable income for the U.S. jurisdiction companies who file a consolidated federal income tax return. The composition of the pretax income or loss between the parent and each of the subsidiaries impacts the income tax expense or benefit for each interim period. The effective income tax rate for the prior period was 21% of pretax income.

Comparing the Three Months Ended April 1, 2006 and April 2, 2005:
----------------------------------------------------------------

                                    OVERVIEW
                                    --------

Comparative results for these two periods is as follows:

 -------------------------------------------------------------------------------
                           Current Period   Prior Period
                             Three Months   Three Months
                                    Ended          Ended
  Amounts in thousands      April 1, 2006  April 2, 2005   Change   % of Change
 -------------------------------------------------------------------------------
 Revenues                         $13,395        $14,646   (1,251)          -9%
 -------------------------------------------------------------------------------
 Cost of Sales                     12,389         13,731   (1,342)         -10%
 -------------------------------------------------------------------------------
 Gross Profit                       1,006            915       91           10%
 -------------------------------------------------------------------------------
 Administrative Expenses              663            602       61          -10%
 -------------------------------------------------------------------------------
 Grant Income                          23             14        9           64%
 -------------------------------------------------------------------------------
 Operating Income                     366            327       39           12%
 -------------------------------------------------------------------------------
 Interest Expense, Net                 98            66        32           48%
 -------------------------------------------------------------------------------
 Income Taxes                         106            52        54          104%
 -------------------------------------------------------------------------------
 Net Income                          $162          $209       (47)         -22%
 -------------------------------------------------------------------------------

For the three months ended April 1, 2006 (current period), Wellco had a net income of $162,000 from revenues of $13,395,00 compared to net income of $209,000 from revenues of $14,646,000 in the prior year three month period ended April 2, 2005 (prior period).

Compared to the prior period, total revenues in the current period decreased by $1,251,000. DOD contract pairs sold during the current period and prior period were comparatively similar. However, during the current period the Company shipped more pairs of a lower contract priced boot. Also, during the prior quarter the Company shipped more commercial pairs of boots due to some large sales to foreign customers.

Reimbursement from the Puerto Rican government program reimbursing employers for compensation paid to certain employees was $24,000 in the current period compared no reimbursement in the prior period.


Gross profit for the three months ended April 1, 2006 was $1,006,000 or 7.5% of revenues as compared to gross profit of $915,000 or 6.2% for the prior period.

During the current period, general and administrative expenses increased by $61,000 primarily caused by certain consultant fees experienced during the change in management.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract is $23,000 as compared to $14,000 during the prior period. The Company's policy is to recognize grant monies pro-rata over the five-year grant period, with grant income first recognized in the period in which it is received.

For the current period, the Company reflected income tax expense of $106,000 on pretax income of $268,000. The effective income tax rate for the quarter ended April 1, 2006 was 40% compared to 20% for the same quarter ended April 2, 2005. This change in the effective tax rate is the result of the composition of pre-tax earnings from the Puerto Rican subsidiary. The federal and Puerto Rican income taxes for the separately taxed subsidiary are low do to current tax exemptions and available credits. The composition of the pretax income or loss between the parent and each of the subsidiaries impacts the income tax expense or benefit for a given interim period.

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

However, in early February 2006, DOD extended the delivery dates for two boot orders under its contracts. The original delivery dates for boot shipments in April through June 2006 have been extended to May through August 2006. The Company was informed the Army's current usage of boots is lower than the rate projected when the orders were issued. This was only an extension of the shipping date. No orders or contracts were cancelled as a result of these extensions.

Subsequently, the DOD provided the Company with additional specific information about the significant reduction in year-to-year comparative boot usage. In light of this recent information, maintaining the current level of boot manufacturing capacity was no longer justified, and the Company began reducing its manufacturing employment and work shifts in the later part of the third fiscal quarter of 2006.

On April 12, 2006, the Company was awarded a Department of Defense contract to supply the U.S. Army with Extreme Cold Weather boots. This contract is for a one year period, with four one year options which are exercisable at the government's discretion, with revenues estimated to range from a minimum of $177,930 to a maximum of $1,910,671 per year. The base year of the contract has been exercised for a maximum amount of $1,697,452.

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

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of April 1, 2006, $959,000 has been filed for, but has not been received or recorded as revenues, under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the remaining balance due of $959,000.

In December 2005, the Company was one of two contract awardees for the development of the US Army Modular Boot System. This award was the result of the Company's response to the Modular Boot System solicitation that required submission of data and product demonstration models illustrating the Company's concept of the modular boot system.

This contract provides the development of a Modular Boot System for the U. S. military. Presently, the Department of Defense buys four different boot styles to meet the varied climatic conditions encountered by military personnel. The contract's goal is to develop a functional boot system to provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the new Modular Boot System could replace some of the current boot styles.

The Department of Defense placed its first order under this contract for 580 pairs of the Modular Boot System and the Company shipped the boots during the quarter ended April 1, 2006. This first order of boots is being evaluated, and if successful, additional production of the Modular Boot System will be ordered for expanded testing. If the Wellco Modular Boot System is successful through all phases of development and testing, the contract provides for Wellco to manufacture 160,000 pairs of this boot for issuance to military personnel. Recent feedback from the Natick Contracting Division of the U.S. Army was very positive on the technology submitted. As with any contract, there is no assurance that Wellco will be successful in development of the Army's Modular Boot System.

The Company is actively bidding on solicitations for footwear contracts with the U.S. military for new products. At the same time, we are very focused on building our commercial wholesale and retail business.

In December 2005, the Company received a contract for approximately $930,000 to supply machinery and assistance for the upgrade of boot manufacturing machinery to a factory in a foreign country. The deliveries began during the third quarter of 2006 fiscal year and will continue until the end of calendar year 2007.

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

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                       (in thousands)
                                            April 1, 2006          July 2, 2005
           ---------------------------------------------------------------------
           Cash and Cash Equivalents                  $54                   $34
           ---------------------------------------------------------------------
           Unused Line of Credit                    3,850                 5,780
           ---------------------------------------------------------------------
           Total                                   $3,904                $5,814
           ---------------------------------------------------------------------

The following table summarizes the cash flow activities for the nine-month period ended April 1, 2006:

           Cash provided by (used in):                 (in thousands)
           ----------------------------------------------------------
               Operating activities                            ($902)
           ----------------------------------------------------------
               Investing activities                             (436)
           ----------------------------------------------------------
               Financing activities                            1,358
           ----------------------------------------------------------
           Net change in cash and cash equivalents               $20
           ----------------------------------------------------------

Operating Activities: In the nine months ended April 1, 2006, cash used by operations was $902,000. Depreciation of $1,059,000, a decrease of $290,000 in account receivables, and an $188,000 increase in other liabilities were the main operating sources of cash. The main uses of operating cash were the net loss of $259,000, decreases of $961,000 in accounts payable, $226,000 in accrued compensation, $98,000 in accrued taxes, and an increase of $587,000 in inventories and $308,000 in prepaid expenses.

Investing Activities: In the nine months ended April 1, 2006, purchases of machinery and other equipment was $436,000.

Financing Activities: In the nine months ended April 1, 2006, the Company's net cash from financing activities totaled $1,358,000. Cash was provided through additional borrowings of $1,930,000 from the line of credit. $572,000 was used to pay quarterly dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of April 1, 2006:

                                                   Payments Due by Period

                                      Less Than                           After
                              Total     1 Year   1-3 Years  4-5 Years   5 Years
--------------------------------------------------------------------------------
Notes Payable              $300,000                                    $300,000
--------------------------------------------------------------------------------
Building Lease              905,000   $268,000    $565,000    $72,000       -
--------------------------------------------------------------------------------
Total                    $1,205,000   $268,000    $565,000    $72,000  $300,000
--------------------------------------------------------------------------------

In addition, during the nine month period ended April 1, 2006, the Company paid $201,000 in interest expense, $120,000 in income tax payments and $183,000 in contributions to its pension plans.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at April 1, 2006 were $3,650,000.

The bank line of credit will expire and be subject to renewal on December 31, 2006. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after December 31, 2006, and would be adversely affected if the line were not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at April 1, 2006.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 1, 2006 and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.           Legal Proceedings.  N/A

Item 1(A).        Risk Factors.  N/A

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


Wellco Enterprises, Inc., Registrant







\s\                                           \s\
--------------------------------------        ----------------------------------

Lee Ferguson, Chief Executive Officer         Tammy Francis, Controller and
and President (Principal Executive Officer)   Chief Financial Officer
--------------------------------------------------------------------------------

May 16, 2006

                                                                  Exhibit 31
                                                                  ----------


                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 1, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Lee Ferguson, certify that:
1. I have reviewed this report on Form 10-Q of Wellco Enterprises, Inc. (the registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report:

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

Date: May 16, 2006
      ------------


/s/ Lee Ferguson
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 1, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002




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


Date: May 16, 2006
      ------------


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                    Exhibit 32
                                                                    ----------


                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 1, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lee Ferguson, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 1, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 16, 2006
      ------------

/s/ Lee Ferguson
-----------------------------------------------------
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

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

                            WELLCO ENTERPRISES, INC.
                FORM 10-Q FOR THE NINE MONTHS ENDED APRIL 1, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended April 1, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 16, 2006
      ------------


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