Form 10-K
period 2006-07-01
WELLCO ENTERPRISES INC
filed 2006-09-29
CIK 105532

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

               (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 1, 2006

                          Commission file number 1-5555
                            WELLCO ENTERPRISES, INC.
               (Exact name of Registrant as specified in charter)

    North Carolina                                     56-0769274
--------------------------       ----------------------------------------------
(State of incorporation)                   (I.R.S. employer identification no.)

       Waynesville, North Carolina                                 28786
-------------------------------------------                  -------------
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

                       Common Capital Stock - $1 par value
                                (Title of class)
Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No   X .
   ----   -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes     No   X .
   ----   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rul 12b-2 of the Exchange Act: Large accelerated file ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicated by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the Act):  Yes      No  X   .

As of August 31, 2006, 1,270,746 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange on August 31, 2006) of Wellco Enterprises, Inc. held by nonaffiliates was approximately $5,700,000.

Documents incorporated by reference:
         Definitive Proxy Statement, to be dated October 13, 2006, in PART IV. Form 8-K, dated April 25, 2006, Part IV (Commission File No 001-05555 06 776827)
         Form 8-K, dated March 17, 2006, Part IV (Commission File No 001-05555 06 694859)
         Definitive Proxy Statement, dated October 17, 2003, in PART IV. (Commission File No 001-05555 03 960316)

         Definitive Proxy Statement, dated October 17, 1997, in PART IV. (Commission File No 001-05555 97 698354)
         Definitive Proxy Statement, dated October 18, 1996, in PART IV. (Commission File No 001-05555 96 646538)
         Form 10-K for the Fiscal Year Ended July 1, 2004, in PART IV. (Commission File No 001-05555 04 1057733)
         Form 10-K for the Fiscal Year Ended July 1, 2000, in PART IV. (Commission File No 001-05555 00 734911)

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

Footnote 15 to the Consolidated Financial Statements contains information about revenues by similar sources and by geographic areas. The majority of revenues ($38,528,000 in 2006 and $44,249,000 in 2005) were from sales to the U. S.
government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

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

Net income for the 2006 fiscal year was $746,000 ($0.58 diluted income per share) compared to net income of $1,907,000 ($1.47 diluted income per share) for the 2005 fiscal year.

Compared to the prior year, total revenues in the current year decreased by $6,445,000. The primary reason for the decrease was a 15% reduction of total pairs of boots shipped to the U.S. government. Gross profit for the current period was 8.2% of revenues as compared to gross profit of10.4% for the prior period. This decrease in gross profit as a percentage of revenues is primarily due to a higher per unit manufacturing costs associated with lower production levels and the decrease of $787,000 in reimbursement of revenues from the Puerto Rican government grant.

More information about these, and other events affecting Wellco's 2006 and 2005 operating results, are contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's 2006 Annual Report to Shareholders which is incorporated in Part II of this Form 10-K.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. In addition to meeting very stringent manufacturing and quality standards, contractors are required to comply with demanding delivery schedules and quality standards.

The Company competes on U. S. government contracts with several other companies, none of which dominates the industry. Bidding on contracts is very competitive.
U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the United States. Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years. Most of our current boot contracts contain additional option periods to purchase boots and the options are exercisable at the government's discretion.

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

The Company has a strong research and development program. While not all research and development results in successful new products or significant revenues, the continuing development of new products and processes has been and will continue to be a significant factor in our growth and development.

Of the total amount spent on research and development, a significant portion is for personnel costs of mold engineers, rubber technicians, chemists, pattern engineers and management, all of whom have many responsibilities in addition to research and development. The Company estimates that the total cost of research and development, the majority of which is company sponsored, for fiscal years 2006, 2005 and 2004 is $83,000, $78,000 and $101,000.

The Company's backlog of all sales, not including license fees and rentals, as of September 22, 2006 was approximately $6,700,000 compared to $17,300,000 at August 31, 2005. The Company estimates that substantially all of the current year backlog will be shipped in the 2007 fiscal year. The current year's backlog decreased because the Department of Defense has stated that they are in an over-inventoried position on some products related to boots. Thus, DOD orders have decreased.

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

The Company employed an average of 719 persons during the 2006 fiscal year.

Item 1A. Risk Factors.
---------------------

The Company's business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applicable to the Company, the Company's industry, or the Company's business, and it is intended only as a summary of certain material risk factors.

Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues is from sales to the U. S. government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

Bidding on U. S. government boot solicitations is open to any qualified U. S. manufacturer. Bidding on contracts is highly competitive. U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S.

Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected up to five years. In addition, current boot contracts contain options for additional pairs that are exercisable at the sole discretion of the government. The Company's business may be adversely affected by periodic difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials.

We rely on our manufacturing facility in Aguadilla, Puerto Rico and our warehousing center in Waynesville, North Carolina. Any natural disaster or other serious disruption at either of these facilities due to fire, hurricane, flood, terrorist attack or any other cause could impair our ability to meet deliveries and adequately supply our customers with products and adversely affect our operating results.

Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, if we were to violate or become liable under any environmental laws. There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business and financial condition.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. The bank line of credit of $7,500,000 will expire on December 31, 2006 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel or not renew the line of credit. Events that would cause a substantial reduction in operations include, but are not limited to, cancellation of existing government contracts or receiving government contracts that do not provide enough revenues to provide adequate liquidity.

The Estate of James T. Emerson owns 57% of our stock. The Estate of James T. Emerson can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may harm the market price of our common stock.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in defense contracting and small public companies. Competition for such personnel is strong in the footwear industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering competitive financial packages that include incentive-based compensation.

Item 1B.  Unresolved Staff Comments.  (None)
-------   -------------------------

Item 2.  Properties.
------   ----------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

There were not any submissions of matters to a vote of security holders during the fourth quarter of fiscal year 2006.

                                    WELLCO(R)
                                ENTERPRISES, INC.
                                  ANNUAL REPORT
                                      2006

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   (In Thousands Except for Per Share Amounts)

                                                Fiscal Year Ended

                             July 1,    July 2,   July 3,   June 28,   June 29,
                                2006      2005       2004       2003       2002
--------------------------------------------------------------------------------

Revenues                    $ 44,022  $ 50,467   $ 45,693   $ 24,833   $ 19,981
--------------------------------------------------------------------------------

Net Income                       746     1,907      2,448        823        683
--------------------------------------------------------------------------------

Basic Earnings per Share        0.59      1.51       2.04       0.70       0.58
--------------------------------------------------------------------------------

Diluted Earnings per Share      0.58      1.47       1.97       0.68       0.56
--------------------------------------------------------------------------------

Cash Dividends Declared
per Share of Common Stock       0.60      0.60       0.45       0.40       0.40
--------------------------------------------------------------------------------

Total Assets at Year End      18,150    20,804     22,919     15,310     12,929
--------------------------------------------------------------------------------

Long-Term Liabilities at
Year End                    $  2,054  $  2,462   $  2,112   $  1,972   $  1,328
--------------------------------------------------------------------------------



See the Management's Discussion and Analysis of Results and Operations and Financial Condition section.



Independent Auditors
Dixon Hughes PLLC
Asheville, N.C.

Annual Meeting
November 14, 2006
Corporate Offices
Waynesville, N.C.

10-K Availability
The Company's Form 10-K (annual report filed with the Securities and Exchange Commission) is available without charge to those who wish to receive a copy. Write to: Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N.C. 28786

To:      Our Valued Shareholders:

         For fiscal year 2006, your Company had net income of $746,000 equivalent to basic earnings per share of $0.59 (diluted $0.58) from revenues of $44,022,000. This compares with net income of $1,907,000 in the 2005 fiscal year, from revenues of $50,467,000. Management Discussion and Analysis section of the 2006 Annual Report will provide additional comparative information pertaining to the reasons for the changes occurring between fiscal years 2006 and 2005 results
..
         Although revenues were lower in fiscal 2006 when compared to fiscal 2005, revenues for fiscal 2006 were strong when compared to fiscal years 2002, 2003, 2004. As discussed in 2005 Annual Report, manufacturing inefficiency issues from 2005 also continued through the first three quarters of fiscal year 2006.
          Late in the third quarter of fiscal year 2006, I was named by your Board of Directors as President and Chief Executive Officer. Since that time, we have worked tirelessly to build a management team that I believe is highly skilled and ready to face the challenges that lie ahead.

         The Company's boot manufacturing is performed by a wholly-owned subsidiary located in Aguadilla, Puerto Rico. The challenges this operation has been faced with that were alluded to in the prior year's 2005 Annual Report continued throughout the fiscal 2006 year. Although progress aimed at improving operations in Puerto Rico has been slow to materialize, your new management team made significant inroads toward operational improvements within the fourth quarter of fiscal year 2006. During the fourth quarter the new management team worked diligently on reducing costs related to overhead expense, improved many processes related to manufacturing methods, significantly reduced labor content on many select operations, intertwined automation with multiple operations, along with improvement in material consumption levels at operations in Puerto Rico.
         The success of all of the above resulted in gross margin improvement to 16% in the fourth quarter of 2006, up from the prior three quarters' average gross margin of 6%. Your management remains very focused on continued process improvements aimed at further improving our gross margin throughout fiscal year 2007 and beyond.

         On July 7, 2006, your Company was awarded a new option for Temperate Weather boots known as Option III. The minimum pairs awarded were 10,000 pairs with a maximum pair opportunity of 227,000 pairs. The Company received delivery orders against this option for 15,000 pairs during the first quarter of fiscal year 2007. Your Company is near the completion of the third and final year of the Hot Weather boot contract. During September 2006, we were notified of two orders totaling 60,000 pairs of the Hot Weather boot that will be shipped during the second and third quarters of fiscal year 2007.

         Recently, your Company has submitted a bid for a new Hot Weather boot solicitation with anticipated award in late calendar year 2006 or early 2007. The minimum pairs for this contract are 83,045 pairs with a maximum pair opportunity of 444,968 pairs per base year and four option years. Government bidding is very competitive and your Company cannot predict its being awarded or not being awarded a contract from any solicitation. As mentioned above, we have recently implemented many new cost reductions to enable us to remain competitive in the bidding process.

         Your Company also submitted a bid for a new solicitation for a boot known as the Intermediate Cold Weather Boot. This particular boot will have a minimum 60,000 pairs with a maximum of 90,000 pairs per base year and four option years available. Your Company has also submitted a bid for a boot known as the Flight Deck Safety Boot. This product is a new item for Wellco in the bid process. The contract calls for minimum 37,782 pairs with maximum potential of 88,842 pairs in the base year with four option years.

         Our DOD contracts are multi-year indefinite order quantity contracts. Each contract provides for a minimum number of pairs to be procured by the DOD, along with a maximum number of pairs that may be purchased by the DOD through issuance of delivery orders against that particular contract. While the multi-year feature of any contract provides for a certain number of years of delivery solely at the government's discretion, the indefinite quantity feature is often a variable that makes it extremely difficult to project actual levels of sustainable boot sales and deliveries for any given year.

         For several years, the Company has also sold its various products through the commercial channel of distribution. The Company offers military specification products, as well as an assortment of products designed at servicing the military and law enforcement tactical end users that offer lighter weight and added levels of comfort. The Company has historically sold its products into the commercial channel via e-commerce and telemarketing methodologies. Although this effort has been marginally successful, the Company is looking to bring on line a sales representative force to better promote the Company product by taking the Company's products and technology direct to the retail distributors. This will create a greater brand awareness to current and potential accounts at a higher level of involvement than previously communicated. The sales representatives will all be paid on a commission basis. The Company is interviewing representatives based on their experience in the target marketplace. The Company expects to be selling via the new methodology by the start of the third quarter of fiscal 2007.

         Going into fiscal year 2007, we have a lower than normal level of backlog for DOD orders. The DOD has stated that it is their feeling they are in an over-inventoried position on some products related to boots. With a new Hot Weather contract due to be awarded by late 2006 or early 2007, we are feeling optimistic about returning to higher levels of production within that period of time.

         In conclusion, fiscal year 2006 was a year of ongoing challenges. Our associates have responded to many of those challenges in a highly constructive manner. The associates of your Company are focused to handle the challenges in the future and are very dedicated and committed to making Wellco a more efficient company in the months ahead. Your Company as a whole is focused on long-term value creation by expanding our products and broadening our customer base while reducing manufacturing costs. We are dedicated to building value for our shareholders.



-----------------------------------
Lee Ferguson
Chief Executive Officer and President

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF RESULTS OF  OPERATIONS  AND  FINANCIAL
--------------------------------------------------------------------------------
CONDITION
---------

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

Comparing the Fiscal Year ended July 1, 2006 to the Fiscal Year ended July 2,
-----------------------------------------------------------------------------
2005:
----

                                    OVERVIEW
                                    --------
The most significant events occurring during fiscal year ended July 1, 2006 (current period) compared to the fiscal year ended July 2, 2005 (prior period) are:

         1. 15% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).

         2. In the current period, the Company received $787,000 less than the prior period as reimbursement from the Government of Puerto Rico for part of the compensation paid to certain employees. These payments are recorded as revenues in the period received.

Comparative results for these two periods is as follows:

--------------------------------------------------------------------------------
                               Fiscal Year    Fiscal Year
                                Ended July     Ended July    Change  % of Change
(Amounts in thousands)             1, 2006        2, 2005
--------------------------------------------------------------------------------
Revenues                           $44,022        $50,467   $(6,445)      (13)%
--------------------------------------------------------------------------------
Cost of Sales and Services          40,400         45,232    (4,832)      (11)%
--------------------------------------------------------------------------------
Gross Profit                         3,622          5,235    (1,613)      (31)%
--------------------------------------------------------------------------------
General and Administrative
Expenses                             2,716          2,717        (1)        -
--------------------------------------------------------------------------------
Grant Income                           174            135        39        29%
--------------------------------------------------------------------------------
Operating Income                     1,080          2,653    (1,573)      (59)%
--------------------------------------------------------------------------------
Net Interest Expense                   264            253        11         4%
--------------------------------------------------------------------------------
Income Taxes                            70            493      (423)      (86)%
--------------------------------------------------------------------------------
Net Income                            $746         $1,907   $(1,161)      (61)%
--------------------------------------------------------------------------------

For the current period, the Company had a net income of $746,000 from revenues of $44,022,000 compared to a net income of $1,907,000 from revenues of $50,467,000.

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the Department of Defense agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Revenues decreased by $6,445,000. The primary reason for the decrease was a 15% reduction of total pairs of boots shipped to the U.S. government. During the prior year, the Company was awarded and completed an exigency contract for 110,000 pairs of the Temperate Weather Army Combat Boot (TW). Comparing fiscal years 2006 and 2005, pairs shipped of the TW boot decreased 55,000 pairs because fiscal year 2005 included the exigency contract. Also, pairs sold of the Hot Weather boot (HW) deceased 88,000 pairs during fiscal year 2006 when compared to the prior period due to DSCP reducing inventories of certain boots. However, DSCP increased their purchases of the Extreme Cold Weather boot by 56,000 pairs.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company's Puerto Rico subsidiary participates in a Puerto Rico government program under which certain portions of wages paid to new employees in training are reimbursed to that subsidiary. In the current period, the Company received from the Government of Puerto Rico $598,000 under this program. This is $787,000 less than the $1,385,000 received during the prior year. The Company's policy is to recognize the reimbursements as revenue in the period that it is received, and not when the related compensation is paid.

Gross profit for the current period was $3,622,000 or 8.2% of revenues as compared to gross profit of $5,235,000 or 10.4% for the prior period. This decrease in gross profit as a percentage of revenues is primarily due to a higher per unit manufacturing costs associated with lower production levels and the decrease of $787,000 in reimbursement of wages from the Puerto Rican government mentioned above.

In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. The Company's rate of boot production was reduced due to the limited supply of this component. After the supplier resolved his quality problem the rate of production continued to be impaired as it took that supplier several weeks to reestablish full production. The supplier agreed to reimburse the Company certain excess manufacturing costs and the current period costs have been reduced by the amount invoiced for these excess costs. However, some of the excess costs could not be recouped from the supplier and this decreased the gross profit percentage for the current period.

From time to time, the Company receives grants from the government of Puerto Rico, primarily related to the expansion of manufacturing operations. Grant income represents the straight-line recognition of grants over the grant period, with grant income first recognized in the period in which it is received. Fiscal years 2006 and 2005 reflect recognition of income from a new grant covering the fiscal years 2004 through 2008. The fiscal year 2004 amount represents the last recognition of a grant issued in 1999. See Footnote 17 to Consolidated Financial Statements.

Increased interest rates on the bank line of credit caused the increase in interest expense.

The income tax rate (the percent of Provision for Income Taxes to the Income Before Income Taxes) for the 2006 fiscal year was 9% compared to 21% for the prior fiscal year. Income earned by the Company's Puerto Rico subsidiary, which is exempt from Puerto Rico income tax is currently partially exempt from U. S. income taxes. Fiscal year 2006 is the last year in which this subsidiary has an exemption from U. S. income taxes. In addition, for the current period, the Company has reversed part of a previously recorded valuation allowance on deferred tax assets that are now likely to be realized. See Footnote 11 to the Consolidated Financial statements.


Comparing the Fiscal Year ended July 2, 2005 to the Fiscal Year ended July 3,
-----------------------------------------------------------------------------
2004:
----

Comparative results for these two periods are as follows:

--------------------------------------------------------------------------------

                                Fiscal Year    Fiscal Year
                                Ended July     Ended July    Change  % of Change
(Amounts in thousands)             2, 2005        3, 2004
--------------------------------------------------------------------------------
Revenues                          $ 50,467      $  45,693  $  4,774         10%
--------------------------------------------------------------------------------
Cost of Sales and
Services                            45,232         39,438     5,794         15%
--------------------------------------------------------------------------------

Gross Profit                         5,235          6,255    (1,020)       (16)%
--------------------------------------------------------------------------------
General and
Administrative Expenses              2,717          3,009      (292)       (10)%
--------------------------------------------------------------------------------
Grant Income                           135             80        55         69%
--------------------------------------------------------------------------------
Operating Income                     2,653          3,326      (673)       (20)%
--------------------------------------------------------------------------------
Net Interest Expense                   253            196        57         29%
--------------------------------------------------------------------------------
Income Taxes                           493            682      (189)       (28)%
--------------------------------------------------------------------------------
Net Income                        $  1,907       $  2,448   $  (541)       (22)%
--------------------------------------------------------------------------------

In late March 2003, DSCP exercised its surge option clause under contracts to manufacture the Hot Weather (HW) boot. Surge orders ended in early fiscal year 2005, and the pairs of HW boots shipped in 2005 was 256,000 compared to 514,000 pairs in fiscal year 2004.

In March 2003, the Company was awarded a multi-year, indefinite quantity contract to supply the U. S. Army's Combat Boot-Temperate Weather (TW). During fiscal year 2005, the Company made significant shipments under DSCP orders for this boot. In addition, the Company was awarded and completed an exigency contract for this boot. Comparing fiscal year 2005 and 2004, pairs shipped of the TW boot increased to 324,000 from 75,000.

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

Forward Looking Information:
---------------------------

In early February 2006, Department of Defense extended the delivery dates for two boot orders under its contracts. The original delivery dates for boot shipments in April through June 2006 were extended to May through August 2006. The Company was informed the Army's current usage of boots was lower than the rate projected when the orders were issued. This was only an extension of the shipping date and no orders were cancelled. Subsequently, the DOD provided the Company with additional specific information about the significant reduction in year-to-year comparative boot usage.

During the three months of June, July and August 2006, DOD has issued much smaller orders for HW and TW boots. The Company has substantially completed production on these orders during the first quarter of fiscal year 2007, which will end September 30, 2006. Due to limited DOD orders, Wellco will ship approximately 50,000 pairs of boots to Defense Department for the first quarter of 2007compared to 92,000 pairs shipped the first quarter 2006.

 During the month of September 2006, DOD issued orders for 60,000 pairs of HW boots and 5,000 pairs of TW boots. Approximately 50,000 pairs of these orders will be shipped during the second fiscal quarter of 2007 compared to 119,000 pairs shipped during the second quarter of 2006. The reduction in boot production will have a negative effect on margins for the first and second quarters of 2007.

Below is a summary of the Company's current boot contracts with the Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. The second option year is for the period October 2005 through September 2006. For the second option year, the minimum pairs are 41,000 and the maximum is 256,000. Pairs ordered to date under the second option year are 169,000.

         On August 2, 2006, the Company submitted a proposal for the new Hot Weather boot solicitation. The solicitation is for an indefinite quantity contract with a base year and four one-year option periods. DSCP has 180 days to award the contract and intends to make five awards, of which three will be restricted to contractors who meet the criteria for being a small business, and two contracts will be awarded without the small business restriction. The Company is not a small business. Bidding on government solicitations is very competitive, and the Company cannot confidently predict its success in receiving a contract award from any solicitation. If the Company does not receive a contract from this solicitation, future operating results and liquidity will be adversely affected.

         On July 7, 2006, the Defense Department exercised the third option year under the Company's Temperate Weather boot contract. For the third option year, the minimum pairs are 10,000 and the maximum are 227,000. Pairs ordered to date under the third option year are 15,000.This contract has one more option year outstanding. The exercise of any contract option is the unilateral decision of the Defense Department.

         On April 13, 2006, the Company received a Department of Defense contract to supply the U.S. Army with Extreme Cold Weather boots. This contract is for a one year period, with four one year options which are exercisable at the government's discretion. The base year is for a minimum of 5,000 pairs and a maximum of 29,000 pairs.

The Company also submitted a bid for a new solicitation for a boot known as the Intermediate Cold Weather Boot. This particular boot will have a minimum 60,000 pairs with a maximum of 90,000 pairs per base year and four option years available. The Company has also submitted a bid for a boot known as the Flight Deck Safety Boot. This product is a new item for Wellco in the bid process. The contract calls for minimum 37,782 pairs with maximum potential of 88,842 pairs in the base year with four option years.

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of July 1, 2006, $808,000 has been filed for, but has not been received or recorded as revenues, reimbursement under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the $808,000. In the past three fiscal years, the Company has received and recorded as revenues a total of $2,300,000 under this program.

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

The Department of Defense placed its first order under this contract for 580 pairs of the Modular Boot System and the boots were shipped in March 2006. Recent feedback from the Natick Contracting Division of the U.S. Army was very positive on the testing of the first order of boots. Recently, DOD exercised the second option to supply the development of the Modular Boot System. At the same time, they issued an order for 450 pairs of the MBS for expanded testing. If the Wellco Modular Boot System is successful through all phases of development and testing, the contract provides for Wellco to manufacture 160,000 pairs of this boot for issuance to military personnel. As with any contract, there is no assurance that Wellco will be successful in development of the Army's Modular Boot System.

Income earned by the Company's Puerto Rico subsidiary has for many years been fully exempt from U. S. income taxes and is currently partially exempt. Fiscal year 2006 is the last year in which this subsidiary has any exemption from U. S. income taxes. See Footnote 11 to the Consolidated Financial Statements.

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

A 1% increase in the assumed discount rate used to compute the Company's pension benefit obligation would decrease the obligation at June 30, 2006 by approximately $517,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 30, 2006 by approximately $621,000.

A 1% increase in the assumed discount rate used to compute the Company's retiree health benefit obligation would decrease the benefit obligation at July 1, 2006 by approximately $22,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 1, 2006 by approximately $26,000.

                         LIQUIDITY AND CAPITAL RESOURCES

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs. The following table summarizes at the end of each fiscal year shown the Company's cash and funds available from the bank line of credit:

                                            ( in thousands)
    -----------------------------------------------------------------
                                        2006        2005         2004
    -----------------------------------------------------------------
    Cash and Cash Equivalents            $44         $34          $58
    -----------------------------------------------------------------
    Unused Bank Line of Credit         6,875       5,780        3,220
    -----------------------------------------------------------------
    Total                             $6,919      $5,814       $3,278
    -----------------------------------------------------------------

The following table summarizes the cash flow activities for the last three years:

                                                (in thousands)
    -------------------------------------------------------------------
    Cash provided by (used in):        2006         2005          2004
    -------------------------------------------------------------------
    Operating activities             $2,365       $3,976       $(1,384)
    -------------------------------------------------------------------
    Investing activities               (498)      (1,497)       (2,066)
    -------------------------------------------------------------------
    Financing activities             (1,857)      (2,503)        3,375
    -------------------------------------------------------------------
    Net increase (decrease) in
    cash and cash equivalents           $10        $(24)          $(75)
    -------------------------------------------------------------------

Operating Activities: In the 2006 fiscal year, cash provided by operations was $2,365,000. Net income of $746,000, depreciation of $1,337,000 and a $2,246,000 decrease in inventories were the main operating sources of cash. The main uses of operating cash were a decrease of $1,196,000 in accounts payable, a decrease of $242,000 in accrued income taxes, a decrease of $257,000 in accrued compensation and an increase of $354,000 in accounts receivable.

Investing Activities: For the 2006 fiscal year, purchases of machinery and other equipment was $498,000.

Financing Activities: For the 2006 fiscal year, the Company's net cash used in financing activity totaled $1,857,000. The use of financing activities were $762,000 to pay quarterly dividend payments to stockholders and $1,095,000 was used to repay the line of credit borrowings.

In 2005, cash provided by operations was $3,976,000. Net income of $1,907,000, depreciation of $1,277,000 and $2,865,000 decrease in accounts receivable were the main operating sources of cash. The main uses of operating cash were a decrease of $747,000 in accounts payable, a decrease of $676,000 in accrued income taxes, a decrease of $266,000 in accrued compensation and an increase of $594,000 in inventory. $58,000 of cash from the beginning of the fiscal year along with $317,000 from stock option exercises and cash provided by operations, provided the cash for purchases of equipment of $1,497,000, the payment of cash dividends of $760,000 and $2,060,000 was used to repay the line of credit borrowings.

In 2004, cash used by operations was $1,384,000. Net income of $2,448,000 and depreciation of $1,100,000 was far short of providing the cash needs for an increase of $2,620,000 in accounts receivable and $4,062,000 in inventory. The increase in accounts receivable and inventory was primarily caused by surge and the new ICB contract. $133,000 of cash from the beginning of the fiscal year, along with $3,190,000 of borrowings from the line of credit and $730,000 from stock option exercises, provided the cash for purchases of equipment of $2,066,000 and the payment of cash dividends of $545,000.

The following table shows aggregated information about contractual obligations as of July 1, 2006:

                                            Payments Due by Period
      --------------------------------------------------------------------------
                             Total  Less Than 1                            After
                                           Year   1-3 Years  4-5 Years   5 Years
      --------------------------------------------------------------------------

      Long -Term Debt     $300,000           -         -      $300,000       -
      --------------------------------------------------------------------------
      Building Lease       841,000     $271,000    $570,000       -          -
      --------------------------------------------------------------------------
      Total             $1,141,000     $271,000    $570,000   $300,000       -
      --------------------------------------------------------------------------


During fiscal year 2006, the Company had the following material cash payments for interest of $258,000, pension plans contributions of $371,000 and income taxes paid of $186,000. For fiscal year 2007, the Company expects future cash requirements for these disclosed items to approximate the historical amounts paid during the previous year.

The Company has a commitment to purchase certain equipment of $350,000 during the first half of fiscal year 2007. Other than this, Wellco does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The bank line of credit of $7,500,000 will expire on December 31, 2006 and will then be subject to renewal at the discretion of the bank. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank would cancel or not renew the line of credit. Events that would cause a substantial reduction in operations include, but are not limited to, cancellation of existing government contracts or receiving government contracts that do not provide enough revenues to provide adequate liquidity.

At July 1, 2006, $6,875,000 of additional borrowings was available under the bank line of credit and the Company was in compliance with the loan covenants on that date.

Since the Company's first source of liquidity is cash from operations, a decrease in sales of the Company's products would reduce this source of liquidity and result in increased use of the bank line of credit. Based on information available to date, the Company believes that operations will continue to be a significant source of cash in fiscal year 2007.

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

These factors include, but are not limited to, the receipt of contracts from the
U. S. government and the performance thereunder; the ability to control costs under fixed price contracts; the cancellation of contracts; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Form 10-K for the year ended July 1, 2006. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Actual results may differ materially from management expectations. The Company assumes no obligation to update any forward-looking statements.

                            WELLCO ENTERPRISES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 2006, JULY 2, 2005 AND July 3, 2004
                     (in thousands except per share amounts)

                                                JULY 1,     JULY 2,      JULY 3,
                                                   2006        2005         2004
                                               ---------------------------------
REVENUES (Notes  5 and 15) ................    $ 44,022    $ 50,467     $ 45,693
                                               --------     -------     --------

COSTS AND EXPENSES
     Cost of sales and services ...........      40,400      45,232       39,438
     General and administrative
     expenses .............................       2,716       2,717        3,009
                                               --------     -------     -------
     Total ................................      43,116      47,949       42,447
                                               --------     -------     --------

GRANT INCOME (Note 17) ....................         174         135           80
                                               --------     -------     --------

OPERATING INCOME ..........................       1,080       2,653        3,326

NET INTEREST EXPENSE ......................         264         253          196
                                               --------     -------     --------

INCOME BEFORE INCOME TAXES ................         816       2,400        3,130

PROVISION FOR INCOME TAXES
(Note 11) .................................          70         493          682
                                               --------     -------     --------

NET INCOME ................................         746       1,907        2,448

OTHER COMPREHENSIVE INCOME (LOSS)
(Note 9):
     Decrease (increase) in additional
     minimum pension liability ............         469        (157)         324
                                               --------    --------     --------

COMPREHENSIVE INCOME ......................    $  1,215    $  1,750     $  2,772
                                               =======     ========     ========

EARNINGS PER SHARE (Note 14):
     Basic earnings per share .............    $   0.59    $   1.51     $   2.04

     Diluted earnings per share ...........    $   0.58    $   1.47     $   1.97
                                               ========    ========     ========


DIVIDENDS DECLARED PER SHARE ..............    $   0.60    $   0.60     $   0.45
                                               ========    ========     ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 2006 AND JULY 2, 2005
                                 (in thousands)

                                     ASSETS


                                                           JULY 1,       JULY 2,
                                                              2006          2005
                                                           ---------------------
CURRENT ASSETS:
      Cash and cash equivalents ....................       $    44       $    34
      Receivables, net (Notes 3 and 7) .............         3,559         3,205
      Inventories (Notes 4 and 7) ..................         9,411        11,657
      Deferred taxes  (Note 11) ....................           184           266
      Prepaid expenses .............................           455           304
                                                           -------       -------
      Total ........................................        13,653        15,466
                                                           -------       -------

MACHINERY LEASED TO LICENSEES, net
      (Note 5) .....................................             5            11

PROPERTY, PLANT AND EQUIPMENT, net
      (Notes 6 and 7) ..............................         4,486         5,317

INTANGIBLE ASSETS:
      Intangible pension asset (Note 9) ............             6            10
                                                           -------       -------

TOTAL ..............................................       $18,150       $20,804
                                                           =======       =======





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 2006 AND JULY 2, 2005
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JULY 1,        JULY 2,
                                                             2006           2005
                                                          ----------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank (Note 7) ......     $    625      $  1,720
      Accounts payable .............................        1,716         2,912
      Accrued compensation .........................          769         1,016
      Accrued liabilities (Note 8) .................          366           285
      Accrued income taxes (Note 11) ...............          407           649
                                                         --------      --------
          Total ....................................        3,883         6,582
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation (Note 9) ..................        1,013         1,485
      Notes payable (Note 12) ......................          241           231
      Other accrued liabilites
      (Notes 9 and 10) .............................          363           425
      Deferred grant income (Note 17) ..............          206           124
      Deferred taxes  (Note 11) ....................          172           128
      Deferred revenues (Note 12) ..................           59            69

COMMITMENTS (Note 19)

STOCKHOLDERS' EQUITY (Notes 9
      and 13):
      Common stock, $1.00
          par value;
          shares authorized -
          2,000,000; shares issued
          and outstanding - 1,270,746 ..............        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................       10,630        10,646
      Accumulated other
      comprehensive loss ...........................       (1,007)       (1,476)
                                                         --------      --------
          Total ....................................       12,213        11,760
                                                         --------      --------

TOTAL ..............................................     $ 18,150      $ 20,804
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 2006, JULY 2, 2005 AND July 3, 2004
                                 (in thousands)

                                                  JULY 1,     JULY 2,    JULY 3,
                                                     2006        2005       2004
                                                  ------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net income ..............................   $   746    $ 1,907    $ 2,448
                                                  -------    -------    -------
      Adjustments to reconcile
      net income to net cash provided
      by (used in)operating activities:
          Depreciation and amortization .......     1,335      1,277      1,100
          Deferred income taxes ...............       126        131         (4)

          Grant monies received (Non-cash
          grant income) .......................        17        189        (80)
          Non-cash interest expense ...........        10          9          9
          Non-cash reduction in
          deferred revenues ...................       (10)        (9)        (9)
          (Increase) decrease in-
              Receivables .....................      (354)     2,865     (2,620)
              Inventories .....................     2,246       (594)    (4,062)
              Prepaid expenses ................      (151)       (60)        25
          Increase (decrease) in-
              Accounts payable ................    (1,196)      (747)       521
              Accrued compensation ............      (257)      (266)       564
              Other accrued liabilities .......        95        (50)       102
              Accrued income taxes ............      (242)      (676)       603
              Pension obligation ..............      --         --           19
                                                  -------    -------    -------
      Total adjustments .......................     1,619      2,069     (3,832)
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ....................     2,365      3,976     (1,384)
                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment ..................      (498)    (1,497)    (2,066)
                                                  -------    -------    -------

NET CASH USED IN INVESTING ACTIVITIES .........      (498)    (1,497)    (2,066)
                                                  -------    -------    -------



                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 2006, JULY 2, 2005 AND July 3, 2004
                                 (in thousands)
                                                  JULY 1,     JULY 2,    JULY 3,
                                                     2006        2005       2004
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net advances (repayments) of line
      of credit borrowings ....................    (1,095)    (2,060)     3,190
      Cash dividends paid .....................      (762)      (760)      (545)
      Stock option exercise and tax benefit ...      --          317        730
                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................    (1,857)    (2,503)     3,375
                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS ........................        10        (24)       (75)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR .......................        34         58        133
                                                  -------    -------    -------

CASH AND CASH EQUIVALENTS AT
      END OF YEAR .............................   $    44    $    34    $    58
                                                  =======    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid (received) for-
          Interest ............................   $   258    $   247    $   191
          Income taxes paid (refunded) ........       186        966        (22)

NONCASH INVESTING AND FINANCING
FLOW IACTIVITY:N:
          Increase in leasehold improvements ..   $  --      $  --      $    38
                                                  =======    =======    =======

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE FISCAL YEARS ENDED
                   JULY 1, 2006, JULY 2, 2005 AND July 3, 2004
                        (in thousands except share data)


                                                 JULY 1,    JULY 2,      JULY 3,
                                                    2006       2005         2004
                                                 -------------------------------
COMMON STOCK :
      Balance at beginning of year .........   $  1,271    $  1,245    $  1,186
      Stock option exercise (Note 13) ......       --            26          59
                                               --------    --------    --------
      Balance at  end of year ..............      1,271       1,271       1,245
                                               --------    --------    --------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year .........      1,319       1,027         357
      Stock option exercise (Note 13) ......       --           233         566
      Tax benefit from stock option plans ..       --            59         104
                                               --------    --------    --------
      Balance at  end of year ..............      1,319       1,319       1,027
                                               --------    --------    --------

RETAINED EARNINGS:
      Balance at beginning of year .........     10,646       9,499       7,596
      Net income ...........................        746       1,907       2,448
      Cash dividends (per share:
      2006 - $.60, 2005 - $.60,
      2004 - $.45) .........................       (762)       (760)       (545)
                                               --------    --------    --------
      Balance at end of year ...............     10,630      10,646       9,499
                                               --------    --------    --------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Additional minimum pension
      liability, net of tax (Note 9):
      Balance at beginning of year .........     (1,476)     (1,319)     (1,643)
      Change for the year ..................        469        (157)        324
                                               --------    --------    --------
      Balance at end of year ...............     (1,007)     (1,476)     (1,319)
                                               --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY .................   $ 12,213    $ 11,760    $ 10,452
                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended July 1, 2006, July 2, 2005, and July 3, 2003

1. BUSINESS OPERATIONS:

    Substantially all of the Company's operating activity is from the sale of military and other rugged footwear, the sale of specialized machinery and materials for the manufacture of this type of footwear and the rendering of technical assistance and other services to licensees for the manufacture of this type of footwear. The majority of revenues ($38,528,000 in 2006, $44,249,000 in 2005, and $39,648,000 in 2004) were from sales to the U. S.
    government, primarily the Defense Supply Center Philadelphia (DSCP), under contracts for the supply of boots used by the U. S. Armed Forces. The loss of this customer would have a material adverse effect on the Company.

    Bidding on U. S. government boot solicitations is open to any qualified U.S. manufacturer. Bidding on contracts is very competitive. U. S. footwear manufacturers have been adversely affected by sales of footwear made in low labor cost countries. This has significantly affected the competition for contracts to supply boots to U. S. Armed Forces, which by law must be made in the U. S.

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

         Fair Value of Financial Instruments
             The carrying values of cash, receivables and accounts payable at July 1, 2006 and July 2, 2005 approximate fair value. The carrying value of the notes payable (see Note 12 to the Consolidated Financial Statements) is equal to the present value of estimated future cash flows using a discount rate commensurate with the uncertainties involved and thus approximates fair value.

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

         Research and Development Costs
             All research and development costs are expensed as incurred unless subject to reimbursement. The amount charged against income was approximately $83,000 in 2006, $78,000 in 2005 and $101,000 in
             2004.

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

             The Company earns service fees for providing customers with technical assistance in the manufacture of boots. The related agreements under which these services are provided are for a fixed term and expire in calendar year 2007. The Company records service fee revenues at a fixed rate per pair of boots times the quantity of boots manufactured and sold by the customer.

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

         Fiscal Year
             The Company's fiscal year ends on the Saturday closest to June
             30. Consequently, the 2006 and 2005 fiscal years contained 52 weeks each of operating results while the 2004 fiscal year contained 53 weeks.

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

3. RECEIVABLES:

    The majority of receivables at July 1, 2006 and July 2, 2005 are from the U.
    S. Government. The Company's policy is to require either a confirmed irrevocable bank letter of credit or advance payment on significant orders from foreign customers. Allowances for doubtful accounts in 2006, 2005 and 2004 are not significant.

4. INVENTORIES:

         The components of inventories are:

                                                      (in thousands)

                                                     2006          2005
                     --------------------------------------------------
                     Finished Goods              $  4,470      $  4,853
                     --------------------------------------------------
                     Work in Process                1,509         2,880
                     --------------------------------------------------
                     Raw Materials and Supplies     3,432         3,924
                     --------------------------------------------------
                     Total                       $  9,411      $ 11,657
                     --------------------------------------------------


5. MACHINERY LEASED TO LICENSEES:

    Accumulated depreciation netted against the cost of leased assets in the Consolidated Balance Sheets at July 1, 2006 and July 2, 2005 is $1,555,000 and $1,549,000, respectively. Rental revenues for the fiscal years 2006, 2005, and 2004 were $259,000, $291,000 and $279,000, respectively, and vary with lessees' production or shipments.

6. PROPERTY, PLANT AND EQUIPMENT:

         The components of property, plant and equipment are summarized as follows:

                                                    (in thousands)

                                          2006      2005   Estimated Useful Life
              ------------------------------------------------------------------
              Land                     $  107     $  107              N/A
              ------------------------------------------------------------------
              Buildings                 1,439      1,439            40-45 Years
              ------------------------------------------------------------------
              Machinery & Equipment    11,239     10,846             2-20 Years
              ------------------------------------------------------------------
              Furniture & Fixtures      1,121       1059             2-10 years
              ------------------------------------------------------------------
              Leasehold Improvements      823        809              *
              ------------------------------------------------------------------
              Total Cost             $ 14,729   $ 14,260
              ------------------------------------------------------------------
              Total Accumulated
              Depreciation and
              Amortization           $ 10,243   $ 8,943
              ------------------------------------------------------------------
                  *Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the period of the respective leases.

7. LINES OF CREDIT:

    The Company maintains a $7,500,000 bank line of credit. The line, which expires on December 31, 2006, can be renewed annually at the bank's discretion. At July 1, 2006, borrowings on this line of credit were $625,000 with $6,875,000 available in additional borrowings.

    Interest is at the London Interbank Offered Rate (LIBOR) plus 2.25 points or 7.52% at July 1, 2006. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants at July 1, 2006. The covenants are subject to review at the end of each fiscal quarter. This line of credit is secured by a blanket lien on all machinery and equipment, receivables and inventory.

    Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, with little basis for projecting a reversal of such reduction, it is possible that the bank could cancel the line of credit or not renew it when it expires. Events that would cause a substantial reduction in operations include: cancellation of existing government contracts that are being solicited; not receiving future government contracts; and, receiving government contracts that do not provide enough revenues to provide adequate liquidity.

8. ACCRUED LIABILITIES:

         The components of accrued liabilities are:
                                                        (in thousands)

                                                   2006         2005
          ----------------------------------------------------------
          Interest Expense                      $     2      $     2
          ----------------------------------------------------------
          Accrued Lease Payments                     56           56
          ----------------------------------------------------------
          Deferred Revenues (Note 18)               169            -
          -----------------------------------------------------------
          Deferred Grant Revenues (Note 17)          -            65
          -----------------------------------------------------------

          Accrued Payroll Taxes                      99          122
          ----------------------------------------------------------
          Accrued Property Taxes                     40           40
          ----------------------------------------------------------
          Total                                 $   366      $   285
          ----------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS:

             The Company has two non-contributory, defined benefit pension plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                                        (in thousands)
-----------------------------------------------------------------------------
                                                     2006      2005      2004
-----------------------------------------------------------------------------
Benefits Earned for Service in the Current Year  $    186  $    146  $    129
-----------------------------------------------------------------------------
Interest on the Projected Benefit Obligation          317       348       355
-----------------------------------------------------------------------------
Expected Return on Plan Assets                      (325)     (312)     (297)
-----------------------------------------------------------------------------
Amortization of: Unrecognized Net Pension
Obligation at July 1, 1987; Cost of Benefit
Changes Since That Date; and Gains and Losses
Against Actuarial  Assumptions                         94        61       116
-----------------------------------------------------------------------------
Pension Expense                                  $    272  $    243  $    303
-----------------------------------------------------------------------------

    Below are various analyses and other information relating to the Company's pension liability, assets and expense as of July 2006 and July 2005, (all amounts are in thousands except for those indicated as percent):
    ---------------------------------------------------------------------
    Change in Benefit Obligation:                       2006         2005
    ---------------------------------------------------------------------
    Benefit Obligation at Beginning of Year         $  6,595     $  5,817
    ---------------------------------------------------------------------
    Current Year Service Cost                            186          146
    ---------------------------------------------------------------------
    Interest Cost on Projected Liability                 317          348
    ---------------------------------------------------------------------
    Benefit Payments                                    (532)        (529)
    ---------------------------------------------------------------------
    Actuarial (Gain)Loss                                (814)         813
    ---------------------------------------------------------------------
    Benefit Obligation at End of Year               $  5,752     $  6,595
    ---------------------------------------------------------------------

    Change in Plan Assets:                              2006         2005
    ---------------------------------------------------------------------
    Fair Value of Plan Assets at Beginning of Year  $  4,842     $  4,704
    ---------------------------------------------------------------------
    Company Contributions                                371          284
    ---------------------------------------------------------------------
    Actual Return on Plan Assets                         421          383
    ---------------------------------------------------------------------
    Benefit Payments                                    (532)        (529)
    ---------------------------------------------------------------------
    Fair Value of Plan Assets at End of Year        $  5,102     $  4,842
    ---------------------------------------------------------------------


    Reconciliation of Funded Status:                    2006         2005
    ---------------------------------------------------------------------
    Funded Status                                   $   (650)    $ (1,752)
    ---------------------------------------------------------------------
    Unrecognized Actuarial Loss                        1,007        2,008
    ---------------------------------------------------------------------
    Unrecognized Prior Service Cost                        6           10
    ---------------------------------------------------------------------
    Net Amount Recognized                           $    363      $   266
    ---------------------------------------------------------------------


    Amounts Recognized in the Consolidated Balance
    Sheets:                                             2006         2005
    ---------------------------------------------------------------------
    Intangible Pension Asset                        $      6        $  10
    ---------------------------------------------------------------------
    Accumulated Other Comprehensive Loss               1,007        1,476
    ---------------------------------------------------------------------


    Accrued Pension Liability:
    ---------------------------------------------------------------------
      Prepaid Benefit Cost                               617          521
    ---------------------------------------------------------------------
      Accrued Benefit Cost                              (254)        (256)
    ---------------------------------------------------------------------
      Additional Minimum Pension Liability            (1,013)      (1,485)
    ---------------------------------------------------------------------
    Net Amount Recognized in Financial Statements   $    363      $   266
    ---------------------------------------------------------------------


    Accumulated Benefit Obligation in Excess of Plan
    Assets:                                             2006         2005
    ---------------------------------------------------------------------
    Projected Benefit Obligation                    $  5,752      $ 6,595
    ---------------------------------------------------------------------
    Accumulated Benefit Obligation                     5,343        6,062
    ---------------------------------------------------------------------
    Fair Value of Plan Assets                       $  5,102      $ 4,842
    ---------------------------------------------------------------------

                                                        2006         2005
    ---------------------------------------------------------------------
    Increase (Decrease) in Minimum Liability
    Included in Other Comprehensive Income          $   (469)     $   157
    ---------------------------------------------------------------------


    Weighted-average assumptions used to determine
    benefit obligations:                                2006         2005
    ---------------------------------------------------------------------
    Assumed Discount Rate                              6.00%        5.00%
    ---------------------------------------------------------------------
    Rate of Compensation Increase, For the Pay
    Related Benefit Plan                               4.50%        5.50%
    ---------------------------------------------------------------------


    Weighted-average assumptions used to determine
    net periodic benefit cost:                          2006         2005
    ---------------------------------------------------------------------
    Assumed Discount Rate                              5.00%        6.25%
    ---------------------------------------------------------------------
    Expected Long-Term Rate of Return on Plan Assets   6.75%        6.75%
    ---------------------------------------------------------------------
    Rate of Compensation Increase, For the Pay
    Related Benefit Plan                               4.50%        5.50%
    ---------------------------------------------------------------------



    PLAN ASSETS:

    Pension plan's weighted-average asset allocations
    by asset category:                                  2006         2005
    ---------------------------------------------------------------------
    Equity Securities                                    45%          45%
    ---------------------------------------------------------------------
    Debt Securities                                       5%           5%
    ---------------------------------------------------------------------
    Real Estate                                           0%           0%
    ---------------------------------------------------------------------
    Other                                                50%          50%
    ---------------------------------------------------------------------
    Total                                               100%         100%
    ---------------------------------------------------------------------

    This allocation and investment funds was selected as one that limits risk while providing higher returns on plan assets than guaranteed rate funds, while still providing adequate liquidity to meet payments to retirees.

    In developing the assumed weighted-average long-term rate of return on plan assets, the Company used information from its third party pension plan assets manager, including their review of asset class return expectations and long-term inflation assumptions. Also considered in setting this rate is the historical return on plan assets.

    CASH FLOWS:

    Contributions

    Contributions to the pension plan for fiscal year 2007 are expected to be $380,000.


    Estimated Future Benefit Payments (In thousands)      Amount
    ------------------------------------------------------------
    2007                                                 $   459
    ------------------------------------------------------------
    2008                                                     455
    ------------------------------------------------------------
    2009                                                     447
    ------------------------------------------------------------
    2010                                                     436
    ------------------------------------------------------------
    2011                                                     482
    ------------------------------------------------------------
    2012-2016                                              2,159
    ------------------------------------------------------------

    At June 2006, one of the pension plans has a benefit obligation ($2,395,000) that is greater than its plan assets ($2,325,000) resulting in the additional liability of $70,683 and at June 2005, the plan had a benefit obligation ($2,696,000) that was greater than its plan assets ($2,180,000) resulting in the additional liability of $1,037,000. At June 2006, the other pension plan has a benefit obligation ($3,357,000) that is greater than its plan assets ($2,777,000) resulting in the additional liability of $580,324 and at June 2005, this plan had a benefit obligation ($3,367,000) that is greater than its plan assets ($2,663,000) resulting in the additional liability of $448,000.

     A 1% increase in the assumed discount rate would decrease the benefit obligation at June 2006 by $517,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at June 2006 by $621,000.

     The Consolidated Statements of Operations and Comprehensive Income shows the amount included in Other Comprehensive Income (Loss) that resulted from recording the additional minimum pension liability which represents the portion of the pension liability that has not yet been charged against operations. A valuation allowance is recorded for the deferred tax asset ($342,000) that arises from the cumulative Other Comprehensive Income
     (Loss). In addition, the Company provides retirement benefits to certain employees through deferred compensation contracts and the unfunded liability associated with these contracts was $61,000 at July 1, 2006 and $71,000 at July 2, 2005.

     Benefit measurements for the pension plan is June 30.

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

    The cost of retiree health benefits included in the accompanying Statements of Operations and Comprehensive Income was:
                                                       (in thousands)
                                                   2006     2005     2004
         ----------------------------------------------------------------
         Benefits Earned for Current Service      $  24    $  35    $  36
         ----------------------------------------------------------------
         Interest Cost on Accumulated Liability      17       19       24
         ----------------------------------------------------------------
         Amortization of the July 4, 1993 Liability   4        4        4
         ----------------------------------------------------------------
         Change in Actuarial Assumptions            (97)      -       -
         ----------------------------------------------------------------
         Total Cost                               $ (52)   $  58    $  64
         ----------------------------------------------------------------

    An analysis of the total liability for the last two fiscal years, including a reconciliation of the liability in the Consolidated Balance Sheets at July 1, 2006 and July 2, 2005 is as follows:

                                                   (in thousands)
                                                   2006     2005
    ------------------------------------------------------------
    Total Obligation at Beginning of Year         $ 383    $ 295
    ------------------------------------------------------------
    Liability for Current Service                    24       35
    ------------------------------------------------------------
    Interest on Liability                            17       19
    ------------------------------------------------------------
    Benefit Payments                                 -        -
    ------------------------------------------------------------
    Actuarial (Gain) Loss                          (122)      34
    ------------------------------------------------------------
    Total Obligation at End of Year                 302      383
    ------------------------------------------------------------
    Less Unamortized Liability at July 4, 1993      (33)     (37)
    ------------------------------------------------------------
    Unrecognized Loss                                33        8
    ------------------------------------------------------------
    Liability Recognized in the Consolidated
    Balance Sheets                                $ 302    $ 354
    ------------------------------------------------------------

    The assumed health care cost trend rate used to project expected future cost was 8% in 2006 and remaining at 8% thereafter and 12% in 2005, gradually decreasing to 6% by 2010 and remaining at 6% thereafter. The assumed discount rate used to determine the accumulated liability was 6% for 2006 and 5% for 2005.

    A 1% increase in the assumed health care cost trend rate would increase the benefit obligation at July 1, 2006 by $12,000. Conversely, a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation at July 1, 2006 by $11,000.

    A 1% increase in the assumed discount rate would decrease the benefit obligation at July 1, 2006 by $22,000. Conversely, a 1% decrease in the assumed discount rate would increase the benefit obligation at July 1, 2006 by $26,000.

    Benefit measurements for the plan is June 30, 2006 and June 30, 2005.

11. INCOME TAXES:

    The Company accounts for the provision and liability for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of the following:

                                                          (in thousands)

                                                  2006      2005      2004
       -------------------------------------------------------------------
       Federal Provision:
       -------------------------------------------------------------------
         Currently Payable (Refundable)          $ (61)   $  354     $ 666
       -------------------------------------------------------------------
         Deferred                                  126       131       (4)
       -------------------------------------------------------------------
         Total Federal                              65       485       662
       -------------------------------------------------------------------
       State Provision Currently Payable             5         8        20
       -------------------------------------------------------------------
       Total Provision                           $  70    $  493     $ 682
       -------------------------------------------------------------------

    A reconciliation of the effective income tax rate for the 2006, 2005 and 2004 fiscal years is as follows:

                                                  2006      2005      2004
    ----------------------------------------------------------------------
    Statutory Federal Income Tax Rate              34%       34%       34%
    ----------------------------------------------------------------------
    Current Period Income of Puerto Rico
    Subsidiary Substantially Exempt From
    Puerto Rican and Federal Income Taxes         (23)%     (13)%      (5)%
    ----------------------------------------------------------------------
    Deferred Tax Valuation Allowance
    (Reversal of Previously Recorded
    Valuation Allowance)                           (3)%      (2)%      (9)%
    ----------------------------------------------------------------------
    State Taxes, Net of Federal Tax Benefit         1%        -         1%
    ----------------------------------------------------------------------
    Other                                           -         1%        1%
    ----------------------------------------------------------------------
    Effective Income Tax Rate                       9%       20%       22%
    ----------------------------------------------------------------------

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

    Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 2006 and 2005 are as follows:

                                                              (in thousands)

      Deferred Tax Assets:                                   2006        2005
      -----------------------------------------------------------------------
      Tax Effect of Pension Liability Charged Against
      Equity                                              $   342     $   502
      -----------------------------------------------------------------------
      Employee Compensation Charged Against Financial
      Statement Income, Not Yet Deducted From Taxable
      Income                                                  210         286
      -----------------------------------------------------------------------
      Additional Costs Inventoried for Tax Purposes            51          98
      -----------------------------------------------------------------------
      State NOL Carryforward                                   53          49
      -----------------------------------------------------------------------
      Alternative Minimum Tax Credit                          102         102
      -----------------------------------------------------------------------
      Other                                                   382         391
      -----------------------------------------------------------------------
      Deferred Tax Assets Before Valuation Allowance        1,140       1,428
      -----------------------------------------------------------------------
      Valuation Allowance                                    (956)     (1,162)
      -----------------------------------------------------------------------
      Total Deferred Tax Assets                               184         266
      -----------------------------------------------------------------------
      Deferred Tax Liabilities:
      -----------------------------------------------------------------------
      Depreciation and Prepaid Pension Costs Deducted
      From Taxable Income Not Yet Charged Against
      Financial Statement Income                              172         128
      -----------------------------------------------------------------------
      Net Deferred Tax Assets                             $    12     $   138
      -----------------------------------------------------------------------
    Deferred tax assets have been reduced by a valuation allowance because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

    The Company has state operating loss carryforwards of approximately $770,000, which begin to expire in 2015, available to reduce future state taxable income.

12. NOTES PAYABLE:

    As part of an agreement with a customer for which the Company provides certain technology and equipment, in April, 2001 that customer loaned the Company $300,000. The loan agreement provides for quarterly interest payments at an annual rate of 3% with the $300,000 principal due in April 2011. Because this interest rate is less than the market rate, the Company recorded the note payable discounted at a market rate of 8% ($196,000), and is recording interest expense at this rate. The difference between interest at the 8% and 3% rates ($104,000) was recorded as deferred service income, which is being recognized over the 10-year life of the loan agreement. The Company attributed the difference between the stated 3% rate and the market rate of 8% as part of its compensation for technology and equipment provided to the customer. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years 2006, 2005 and 2004 include service fee income of $10,000, $9,000 and $9,000, respectively, and interest expense of $19,000, $18,000 and $17,000, respectively. The Consolidated Balance Sheets at July 1, 2006 and at July 2, 2005 includes $241,000 and $231,000, respectively, for this note, and $59,000 and $69,000, respectively, as deferred service income.

13. STOCK OPTIONS:

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

    The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of the date of adoption, the Company had no unvested previously granted awards and has not granted any awards after July 2, 2005. There have been no options exercised during the fiscal year ending July 1, 2006. Therefore, the new standard has had no impact on the consolidated statements of operations and cash flows, or earnings per share of the Company during the fiscal year ended July 1, 2006. There is no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company's stock benefit plans.

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

    On July 12, 2000, the Company and its Chairman of the Board executed an Agreement under which the Chairman was granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.125 per share with such options vesting in 2005 or earlier if certain performance targets were met. During fiscal year 2005, 6,000 of the 50,000 shares were exercised and the remaining 44,000 shares expired on June 30, 2006.

    The 1999 Stock Option Plan for Key Employees (1999 Employee Plan) and the 1999 Stock Option Plan for Non-Employee Directors (1999 Director Plan) provide for granting options to purchase 90,000 shares and 21,000 shares, respectively. As of July 1, 2006 options had been granted for 65,000 shares under the 1999 Employee Plan and 11,000 shares under the 1999 Director Plan. The plan terminated on June 30, 2004 and no options could be granted after June 30, 2004.

    The1997 Stock Option Plan for Key Employees (1997 Employee Plan) and the 1997 Stock Option Plan for Non-Employee Directors (1997 Director Plan) provide for granting options to purchase 99,000 shares and 16,000 shares, respectively. As of July 1, 2006 options had been granted for 84,000 shares under the 1999 Employee Plan and 10,000 shares under the 1999 Director Plan. The plan terminated on June 30, 2002 and no options could be granted after June 30, 2002.

    Under all of the above Plans, option price is the market price on the date granted, and options have a life of 10 years from the date granted. As of July 1, 2006, all granted options are exercisable. Transactions involving these Plans for the last fiscal year is summarized below:
                                                          Weighted-
                                              Weighted-    Average
                                              Average     Remaining    Aggregate
                                  No. of      Exercise   Contractual   Intrinsic
               Option Shares:     Shares      Price        Term            Value
    ---------------------------------------------------------------------------
    Outstanding at July 2, 2005  111,500         $9.29
    ----------------------------------------------------------------------------
    Expired                      (59,000)        $8.08
    ----------------------------------------------------------------------------
    Outstanding at July 1, 2006   52,500        $10.65   1.9 years     $130,480
    ----------------------------------------------------------------------------

    Exercisable at July 1, 2006   52,500        $10.65   1.9 years     $130,480
    ----------------------------------------------------------------------------

     The intrinsic value of options exercised during fiscal 2005 and 2004 was approximately $206,000 and $317,000, respectively. The approximate fair value of shares vested during the 2005 and 2004 fiscal years was $23,000 per fiscal year.

    The following table summarizes information concerning options issued, options available for future issuance and approval of plans by security holders at July 1, 2006:

                               (A) (B) (C)
    ----------------------------------------------------------------------------

                                                            Number of
                                                            Securities
                            Number of                       Remaining Available
                            Securities to                   for Future Issuance
                            be issued      Weighted-        Under Equity
                            Upon           Average          Compensation Plans
                            Exercise of    Exercise Price   (Excluding
                            Outstanding    of Outstanding   Securities Reflected
    Plan Category           Options        Options          in Column (A))
    ----------------------------------------------------------------------------
    Equity Compensation
    Plans Approved by
    Security Holders        52,500         $10.65                   -
    ----------------------------------------------------------------------------
    Equity Compensation
    Plans Not Approved
    by Security Holders       -               -                     -
    ----------------------------------------------------------------------------
    Total                   52,500         $10.65                   -
    ----------------------------------------------------------------------------

    The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the 2005 and 2004 fiscal years ( in thousands, except per share data):

                                                       2005          2004
    ---------------------------------------------------------------------
    Net Income, As Reported (in thousands)          $ 1,907      $  2,448
    ---------------------------------------------------------------------
    Net Income, Pro Forma (in thousands)            $ 1,889      $  2,430
    ---------------------------------------------------------------------
    Basic Earnings Per Share, As Reported           $  1.51      $   2.04
    ---------------------------------------------------------------------
    Basic Earnings Per Share, Pro Forma             $  1.49      $   2.02
    ---------------------------------------------------------------------
    Diluted Earnings Per Share, As Reported         $  1.47      $   1.97
    ---------------------------------------------------------------------
    Diluted Earnings Per Share, Pro Forma           $  1.45      $   1.95
    ---------------------------------------------------------------------


14. EARNINGS PER SHARE:

    The Company computes its basic and diluted earnings per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS
    128),"Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

    The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Fiscal Year Ended 7/1/06
                                            Net Income    Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
     ---------------------------------------------------------------------------
     Basic EPS Available to Shareholders     $746,000   1,270,746        $ 0.59
     ---------------------------------------------------------------------------
     Effect of Dilutive Stock-based
     Compensation Arrangements                              6,858
     ---------------------------------------------------------------------------
     Diluted EPS Available to Shareholders   $746,000   1,277,604        $ 0.58
     ---------------------------------------------------------------------------

                                              For the Fiscal Year Ended 7/02/05
                                            Net Income    Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
    ----------------------------------------------------------------------------
    Basic EPS Available to Shareholders    $1,907,000   1,263,938        $ 1.51
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                              34,362
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders  $1,907,000   1,298,300        $ 1.47
    ----------------------------------------------------------------------------

                                              For the Fiscal Year Ended 7/03/04
                                            Net Income    Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
    ----------------------------------------------------------------------------
    Basic EPS Available to Shareholders    $2,448,000   1,200,937        $ 2.04
    ----------------------------------------------------------------------------
    Effect of Dilutive Stock-based
    Compensation Arrangements                              43,017
    ----------------------------------------------------------------------------
    Diluted EPS Available to Shareholders  $2,448,000   1,243,954        $ 1.97
    ----------------------------------------------------------------------------


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

         Information about the Company's revenues is as follows:

                                                          (in thousands)
                                                   2006       2005         2004
    ----------------------------------------------------------------------------
    Sales of Footwear and Related Items        $ 43,088   $ 49,530     $ 44,327
    ----------------------------------------------------------------------------
    Revenues from Licensees                         934        937        1,366
    ----------------------------------------------------------------------------
    Total Revenues by Major Product Group      $ 44,022   $ 50,467     $ 45,693
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
    Revenues from U. S. Customers              $ 42,850   $ 49,108     $ 45,344
    ----------------------------------------------------------------------------
    Revenues from International Customers         1,172      1,359          349
    ----------------------------------------------------------------------------
    Total Revenues by Geographic Region        $ 44,022   $ 50,467     $ 45,693
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------

    Location of Major International Customers:
    ----------------------------------------------------------------------------
    Latin America                                $  152   $    116     $    153
    ----------------------------------------------------------------------------
    Canada                                            6         -            14
    ----------------------------------------------------------------------------
    Asia/Pacific                                    160         40          171
    ----------------------------------------------------------------------------
    Mexico / Spain                                  833        137            2
    ----------------------------------------------------------------------------
    United Kingdom/Europe/South Africa               21      1,066            9
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------

    Major Customer- U. S. Government           $ 38,528   $ 44,249     $ 39,648
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

17. GRANT MONEY RECEIVED:

    During fiscal year 2005, the Company received $323,000 from the government of Puerto Rico and another $171,000 during fiscal year 2006 under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five year grant period, with grant income first recognized in the period in which it is received. The Consolidated Statements of Operations and Comprehensive Income for the fiscal year 2006 recognized $174,000 as grant income including $80,000 that related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations and Comprehensive Income for the fiscal year 2005 recognized $135,000 as grant income including $70,000 that related to grant periods prior to fiscal year 2005.

    Under a grant issued in 1999, the remaining $80,000 of deferred grant income was recognized in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year 2004.

18. DEFERRED REVENUES:

    In December 2005, the Company received a contract for approximately $930,000 to supply machinery and assistance for the upgrade of boot manufacturing machinery to a factory in a foreign country. The deliveries began during the third quarter of 2006 fiscal year and will continue until the end of calendar year 2007. The customer paid a $200,000 deposit in January 2006 and this amount was recorded as a deferred revenue. The Consolidated Balance Sheet at July 1, 2006 included the unearned revenue from this contract of $169,000 in accrued liabilities (See Note 8).

19. COMMITMENTS:

    The Company has a non-cancelable operating lease with a Puerto Rican governmental agency for its manufacturing facility. The term of the lease is for ten years, beginning July 1, 1999 with monthly payments that commenced on January 1, 2000. Total lease payments for the period July 2, 2006 through June 30, 2009 are $841,000. Lease payments for each of the Company's three fiscal years ending after July 1, 2006 are: $271,000, $280,000 and $290,000.
    Lease expense for the Company's current Puerto Rican facility in the 2006 fiscal year was $261,000. The Company leased more square footage during fiscal year 2006. Lease expense for fiscal year 2005 was $216,000 and fiscal year 2004 was $142,500.

20. PUERTO RICAN GOVERNMENT REFUND:

    The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for fiscal years 2006, 2005 and 2004 include $598,000, $1,385,000 and $321,000 respectively, as revenues from this program.

    The Company has filed a reimbursement claim for an additional $808,000 for compensation paid employees and expensed through July 1, 2006. The Company's policy is to recognize reimbursement as a revenue in the period that they are received.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 1, 2006 and July 2, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 1, 2006 and July 2, 2005 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America.


DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2006

                            WELLCO ENTERPRISES, INC.
                PRICE RANGE, DIVIDENDS AND MARKET OF COMMON STOCK

                                            Fiscal Year 2006 Quarters

                                       First    Second    Third    Fourth
-------------------------------------------------------------------------
Market Price Per Share-
-------------------------------------------------------------------------
High                                  $13.97    $12.56   $13.20    $13.45
-------------------------------------------------------------------------
Low                                   $10.15    $11.30   $11.95    $11.45
-------------------------------------------------------------------------
Per Share Cash Dividend Declared       $0.15     $0.15    $0.15     $0.15
-------------------------------------------------------------------------

                                            Fiscal Year 2005 Quarters

                                       First    Second    Third    Fourth
-------------------------------------------------------------------------
Market Price Per Share-
-------------------------------------------------------------------------
High                                  $21.24    $21.00   $16.65    $13.81
-------------------------------------------------------------------------
Low                                   $16.60    $14.25   $13.71    $11.70
-------------------------------------------------------------------------
Per Share Cash Dividend Declared       $0.15     $0.15    $0.15     $0.15
-------------------------------------------------------------------------


The Company's Common Stock is traded on the American Stock Exchange.

The number of holders of record of Wellco's Common Stock as of September 15, 2006 was 176.




Registrar and Transfer Agent
Mellon Shareholders Services
New York, N. Y.

                            WELLCO ENTERPRISES, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)


                                            Fiscal Year 2006 Quarters

                                       First    Second    Third    Fourth
-------------------------------------------------------------------------
Revenues                             $ 8,318   $11,041   $13,395  $11,268
-------------------------------------------------------------------------
Cost of Sales and Services             8,402    10,127    12,389    9,482
-------------------------------------------------------------------------
Net Income (Loss)                       (646)      225       162    1,005
-------------------------------------------------------------------------
Basic Earnings (Loss) Per Share        (0.51)     0.18      0.13     0.79
-------------------------------------------------------------------------
Fully Diluted Earnings (Loss)
Per Share                             $(0.51)  $  0.17    $ 0.13   $ 0.79
-------------------------------------------------------------------------

                                            Fiscal Year 2005 Quarters

                                       First    Second     Third   Fourth
-------------------------------------------------------------------------
Revenues                             $10,621   $13,974   $14,646  $11,226
-------------------------------------------------------------------------
Cost of Sales and Services             9,387    12,505    13,731    9,609
-------------------------------------------------------------------------
Net Income                               397       521       209      780
-------------------------------------------------------------------------
Basic Earnings Per Share                0.32      0.41      0.16     0.62
-------------------------------------------------------------------------
Fully Diluted Earnings
Per Share                            $  0.31   $  0.40   $  0.16  $  0.60
-------------------------------------------------------------------------

Officers and Directors
LEE FERGUSON
Chief Executive Officer and President

GEORGE HENSON
Chairman, Board of Directors

ROLF KAUFMAN
Vice Chairman of the Board

FRED K. WEBB, Jr.
Vice President

Officers
RICHARD WOOD
Secretary, Attorney, Retired Member of the law firm of McGuire, Wood & Bissette, P. A.

TAMMY FRANCIS
Treasurer, Assistant Secretary and Controller

Neil Streeter
Vice President of Sales

Directors
CLAUDE S.  ABERNETHY, Jr.
Senior Vice President of IJL Wachovia

KATHERINE J. EMERSON
Information Systems Controller and CPA
Master Gage and Tool Company

R. DAVID KEMPER President of KemperStrategy, Inc.

JOHN D. LOVELACE
Vice President of Credit and Collections of United Leasing Corporation

SARAH E. LOVELACE
Executrix of the estate of James T. Emerson

                                     PART II
                                     -------
Items 5, 6, 7, and 8.
--------------------

The information called for by the following items is in the Company's 2006 Annual Report to Shareholders which is incorporated starting on the following page in this Form 10-K:

                                                                   Annual Report
                                                                        Page No.
Item 5.          Market for the Registrant's
                 Common Equity and Related
                 Stockholder Matters                                       39
Item 6.          Consolidated Selected Financial Data                       1
Item 7.          Management's Discussion and Analysis
                 of Results of Operations
                 and Financial Condition                                  5-13
Item 8.          Consolidated Financial Statements
                 and Supplementary Data                              14-37, 40

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our line of credit which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in LIBOR. Our line of credit provides for interest on outstanding borrowings at rates tied to LIBOR. A 1% increase in interest rates on our current average borrowings would have had approximately $ 31,500 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.  (None)
--------------------

Item 9A.  Controls & Procedures
-------   ---------------------

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 1, 2006, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                    PART III
                                    --------

Responsive information called for by the following Items 10, 11, 12. 13 and 14, except for certain information about executive officers provided and the Registrant's Code of Ethics presented below, will be filed not later than 120 days after the close of the fiscal year with the Securities and Exchange Commission in a Proxy Statement dated October 13, 2006, and is incorporated herein by reference. After each item and shown in parenthesis is the proxy heading for the section containing the responsive information.

Item 10. Directors and Executive Officers of the Registrant.(Board of Directors)
-------  ----------------------------------------------------

The Proxy Statement will contain information disclosing delinquent filings of two Form 3 filers. Lee Ferguson was elected President and Chief Executive Officer and appointed a Director effective March 20, 2006 and he failed to file a Form 3 on a timely basis. Neil Streeter was elected Vice President of Sales on April 18, 2006 and he failed to file a Form 3 on a timely basis.

     Identification of Executive Officers and Certain Significant Employees:
     ----------------------------------------------------------------------


Name                               Age      Office
Lee Ferguson                        55      President and Chief Executive
                                            Officer
George Henson                       63      Chairman, Board of Directors
Rolf Kaufman                        76      Vice Chairman, Board of Directors
Neil Streeter                       44      Vice President of Sales
Fred K. Webb, Jr.                   46      Vice President
Richard A. Wood, Jr.                69      Secretary
Tammy Francis, CPA                  47      Controller, Treasurer and
                                            Assistant Secretary

Effective March 20, 2006, Lee Ferguson was appointed as President, Chief Executive Officer, and a Director of the Company. Mr. Ferguson is 55 years of age. Mr. Ferguson served as President of the Armor and Defense Group of Arotech Company, Inc., in Auburn, AL, from June, 2005 until December, 2005. He served as Chief Operating Officer of Specialty Defense Systems in Dunmore, PA from June, 2002 to June 2005. Mr. Ferguson served as President and Chief Operating Officer of BIKE Athletic Company, in Knoxville, TN, from August, 1994 to June, 2002.

Effective February 15, 2006, Mr. Henson was elected as Chairman of the Board of Directors. Also, Mr. Henson was elected as a director at the November 15, 2005

Annual Stockholders meeting. From 1999 until 2000, he was Operations Senior Vice President at Blue Ridge Paper Products, Inc. From 2000 until his retirement in 2002, he was President and Chief Executive Officer of Blue Ridge Paper Products, Inc. From 1969 through 1999, he was employed with Weyerhaeuser Company in various engineering and corporate management positions.

Mr. Streeter was elected to Vice President of Sales in April 2006. He has been an employee with the Company since August 2003. From 1999 until August 2003, he was a North American sales manager for Kockner Desma, in Achim, Germany.

Mr. Webb has been a director since 1996 and an employee with the Company since August 1998. In November 2005, Mr. Webb was elected to Vice President. In February 1999, Mr. Webb was elected Vice President of Marketing.

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

Item 11. Executive Compensation.  (Executive Compensation)
-------  ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------
Security Ownership)

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------
(Board of Directors/Security Ownership)

Since the beginning of the 2006 fiscal year, no executive officer of the Registrant or member of his immediate family or record or beneficial owner of more than 5% of the Company's stock has had any transaction or series of similar transactions with the Registrant or any of its subsidiaries exceeding $60,000, and there are no currently proposed transactions exceeding $60,000.

Since the beginning of the 2006 fiscal year, no -
         (1) executive officer of the Registrant or member of his immediate family,
         (2) corporation or organization of which any such person is an executive officer, partner, owner or 10% or more beneficial owner, or
         (3) trust or other estate in which any such person has a substantial interest or as to which such person serves as trustee or in a similar capacity, was indebted to the Registrant or its subsidiaries in an amount exceeding $60,000.

Item 14.  Principal Accountant Fees and Services.  (Independent Auditors Fees
--------  --------------------------------------
and Services)

                                     PART IV
                                     -------

Item 15.  Exhibits and  Financial Statement Schedules.
-------   -------------------------------------------

(a) The following documents are filed as a part of this report:

1. All Financial Statements
---------------------------

                                                                           Page
                                                                         Number
-------------------------------------------------------------------------------
The following consolidated financial statements of Wellco
Enterprises, Inc. are in the Registrant's 2006 Annual Report
to Shareholders which is integrated into Part II of this
Form 10-K immediately after page 5
--------------------------------------------------------------------------------
Consolidated Balance Sheets  - at July 1, 2006  and July 2, 2005          15-16*
--------------------------------------------------------------------------------
Consolidated Statements of Operations and Comprehensive Income -
for the years ended July 1, 2006, July 2, 2005 and  July 3, 2004             14*
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - for the years ended
July 1, 2006, July 2, 2005 and July 3, 2004                               17-18*
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity - for the years
ended July 1, 2006, July 2, 2005 and July 3, 2004                            19*
--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                      38*
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                20-37*
--------------------------------------------------------------------------------

* Page number in the 2006 Annual Report to Shareholders included in Part II of this Form 10-K.


2. Financial Statement Schedules


                                                                           Page
                                                                         Number
--------------------------------------------------------------------------------
Schedule II       Valuation and Qualifying Accounts                         22
--------------------------------------------------------------------------------
All other schedules are omitted because they are not applicable or not required.


3. Exhibits

Exhibit                                                                    Page
 Number          Description                                             Number
--------------------------------------------------------------------------------
    3            Articles of Incorporation and By-Laws                     (f)
-------------------------------------------------------------------------------
   10            Material Contracts:
--------------------------------------------------------------------------------

Exhibit                                                                    Page
Number           Description                                             Number
--------------------------------------------------------------------------------
                 A. 1996 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                               (a)
--------------------------------------------------------------------------------
                 B. 1997 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                               (b)
--------------------------------------------------------------------------------
                 C. 1997 Stock Option Plan for Non-Employee
                 Directors of Wellco Enterprises, Inc.*                     (c)
--------------------------------------------------------------------------------
                 D. 1999 Stock Option Plan for Key Employees
                 of Wellco Enterprises, Inc.*                               (d)
--------------------------------------------------------------------------------
                 E. 1999 Stock Option Plan for Non-Employee
                 Directors of Wellco Enterprises, Inc.*                     (e)
--------------------------------------------------------------------------------
                 F.  Exhibit was filed in Part IV of Form 10-K
                 for the fiscal year ended July 3, 2004 and is
                 incorporated herein by reference.                          (f)
--------------------------------------------------------------------------------
                 G.  Resignation Agreement and Release of Claims*           (h)
--------------------------------------------------------------------------------
                 H.  Employment Agreement*                                  (I)
--------------------------------------------------------------------------------
       14        Code of Conduct and Ethics                                 (g)
--------------------------------------------------------------------------------
       21        Subsidiaries of Registrant                                 14
--------------------------------------------------------------------------------
       23        Consent of Expert                                          15
--------------------------------------------------------------------------------
       31        Certifications of the Chief Executive Officer
                 and Chief Financial Officer under Section 302
                 of the Sarbanes-Oxley Act of 2002, filed herewith.    16 - 19
--------------------------------------------------------------------------------
       32        Certifications of the Chief Executive Officer
                 and Chief Financial Officer under Section 906
                 of the Sarbanes-Oxley Act of 2002, filed herewith.     20 -21
--------------------------------------------------------------------------------


* Management Compensation Arrangement/Plan.

Copies of the below listed exhibits may be obtained on written request to Corporate Secretary, Wellco Enterprises, Inc., Box 188, Waynesville, N. C. 28786.

         (a) Exhibit was filed as Exhibit A to the Proxy Statement dated October 18, 1996, and is incorporated herein by reference.
         (b) Exhibit was filed as Exhibit A to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (C) Exhibit was filed as Exhibit B to the Proxy Statement dated October 17, 1997, and is incorporated herein by reference.
         (d) Exhibit was filed as Exhibit A to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.
         (e) Exhibit was filed as Exhibit B to the Proxy Statement dated October 13, 2000, and is incorporated herein by reference.

         (f) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 3, 2004, and is incorporated herein by reference.
         (g) Exhibit was filed in Part IV of Form 10-K for the fiscal year ended July 3, 2004, and is incorporated herein by reference.
         (h) Exhibit was filed in Form 8-K dated April 25, 2006, and is incorporated herein by reference.
         (i) Exhibit was filed in Form 8-K dated March 17, 2006, and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wellco Enterprises, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCO ENTERPRISES, INC.



/s/ Lee Ferguson
By: Lee Ferguson, Chief Executive Officer, President
(Chief Executive Officer)


/s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)


Date: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George Henson                                         /s/ Rolf Kaufman
George Henson, Director                                   Rolf Kaufman, Director


/s/ Lee Ferguson                                  /s/ Claude Abernethy, Jr.
Lee Ferguson, Director                            Claude Abernethy, Jr. Director


/s/ Fred K. Webb, Jr.
Fred K. Webb, Jr.,  Director



Date: September 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
 of Wellco Enterprises, Inc.
Waynesville, North Carolina

We have audited the accompanying consolidated balance sheets of Wellco Enterprises, Inc. and subsidiaries (the "Company") as of July 1, 2006 and July 2, 2005 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 1, 2006 and July 2, 2005 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.





DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2006

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

                                                                    Exhibit 23

                            WELLCO ENTERPRISES, INC.
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement No. 1-333-72824 of Wellco Enterprises, Inc. on Form S-8 of our report dated September 28, 2006 appearing in this Annual Report on Form 10-K of Wellco Enterprises, Inc. for the fiscal year ended July 1, 2006.



DIXON HUGHES PLLC

Asheville, North Carolina
September 28, 2006

                                                                     Exhibit 31
                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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


Date: September 28, 2006

/s/ Lee Ferguson
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

                                                                     Exhibit 31

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: September 28, 2006

         /s/ Tammy Francis
By: Tammy Francis, Controller and Treasurer
 (Chief Financial Officer)

                                                                    Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEYACT OF 2002


I, Lee Ferguson, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended July 1, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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


Date: September 28, 2006

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

                                                                    Exhibit 32

                            WELLCO ENTERPRISES, INC.
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-K for the fiscal year ended July 1, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: September 28, 2006


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

                                                                    SCHEDULE II

             WELLCO ENTERPRISES, INC. AND WHOLLY-OWNED SUBSIDIARIES VALUATION ACCOUNTS FOR THE FISCAL YEARS ENDED July 1, 2006, JULY 2, 2005
                                AND JULY 3, 2004


                       Balance at    Additions
                     Beginning of   Charged to                   Balance at End
Description                  Year   Income (A)   Deductions(B)          of Year
Allowance for
Doubtful Accounts-
--------------------------------------------------------------------------------
2006                         $37         10           -                  $47
--------------------------------------------------------------------------------
2005                         $37         -            -                  $37
--------------------------------------------------------------------------------
2004                         $28         10           1                  $37
--------------------------------------------------------------------------------

(A) Additions for allowance for doubtful accounts. (B) Write-off of uncollectible accounts.