Form 10-Q
period 2006-09-30
WELLCO ENTERPRISES INC
filed 2006-11-14
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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




1,270,746 common shares (all voting) were outstanding as of November 14, 2006.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006










The attached unaudited financial statements reflect all adjustments, which are in the opinion of management necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2006 AND JULY 1, 2006
                                 (in thousands)

                                     ASSETS


                                                      (unaudited)           *
                                                    SEPTEMBER 30,       JULY 1,
                                                            2006           2006
                                                    ----------------------------
CURRENT ASSETS:
      Cash and cash equivalents ..................      $     44       $     44
      Receivables, net ...........................         2,575          3,559
      Inventories-
          Finished goods .........................         4,197          4,470
          Work in process ........................         1,570          1,509
          Raw materials ..........................         3,055          3,432
                                                        --------       --------
          Total ..................................         8,822          9,411
      Deferred  taxes ............................           184            184
      Prepaid expenses ...........................           704            455
                                                        --------       --------
      Total ......................................        12,329         13,653
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............             4              5

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................        11,347         11,239
      Office equipment ...........................           896            886
      Automobiles ................................           251            235
      Leasehold improvements .....................           889            823
                                                        --------       --------
      Total cost .................................        14,929         14,729
      Less accumulated depreciation and
         amortization ............................       (10,576)       (10,243)
                                                        --------       --------
      Net Property Plant and Equipment ...........         4,353          4,486
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................             6              6
                                                        --------       --------


TOTAL ............................................      $ 16,692       $ 18,150
                                                        ========       ========



*     Derived from audited financial statements





                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2006 AND JULY 1, 2006
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      (unaudited)           *
                                                    SEPTEMBER 30,       JULY 1,
                                                             2006          2006
                                                    ----------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank ...............     $    625      $    625
      Accounts payable .............................        1,220         1,716
      Accrued compensation .........................          538           769
      Accrued income taxes .........................          309           407
      Other liabilities ............................          253           366
                                                         --------      --------
      Total ........................................        2,945         3,883
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,013         1,013
      Notes payable ................................          243           241
      Other accrued liabilities ....................          341           363
      Deferred  taxes ..............................          172           172
      Deferred grant income ........................          206           206
      Deferred revenues ............................           57            59

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................       10,132        10,630
      Accumulated other comprehensive loss .........       (1,007)       (1,007)
                                                         --------      --------
      Total ........................................       11,715        12,213
                                                         --------      --------

TOTAL ..............................................     $ 16,692      $ 18,150
                                                         ========      ========

See Notes to Consolidated Financial Statements.



*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                 SEPTEMBER 30,       OCTOBER 1,
                                                          2006             2005
                                                 -------------------------------
REVENUES .....................................     $     5,329      $     8,318
                                                   -----------      -----------

COSTS AND EXPENSES:
      Cost of sales and services .............           5,147            8,402
      General and administrative
      expenses ...............................             637              609
                                                   -----------      -----------
      Total ..................................           5,784            9,011
                                                   -----------      -----------

GRANT INCOME .................................            --                 62
                                                   -----------      -----------

OPERATING LOSS ...............................            (455)            (631)

NET INTEREST EXPENSE .........................             (14)             (43)
                                                   -----------      -----------

LOSS  BEFORE INCOME TAXES ....................            (469)            (674)

BENEFIT FOR INCOME TAXES .....................             (98)             (28)
                                                   -----------      -----------


NET LOSS .....................................     $      (371)     $      (646)
                                                   ===========      ===========

BASIC LOSS PER SHARE
      Based on weighted average
      number of
      shares outstanding .....................     $     (0.29)     $     (0.51)
                                                   ===========      ===========
      Shares used in computing
      basic loss per share ...................       1,270,746        1,270,746
                                                   ===========      ===========

DILUTED LOSS PER SHARE
      Based on weighted average
      number of shares outstanding
      and dilutive stock options .............     $     (0.29)     $     (0.51)
                                                   ===========      ===========
      Shares used in computing diluted
      loss per share .........................       1,270,746        1,270,746
                                                   ===========      ===========


DIVIDENDS DECLARED PER SHARE .................     $      0.10      $      0.15
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
                                 (in thousands)
                                                                  (unaudited)
                                                     SEPTEMBER 30,   OCTOBER 1,
                                                              2006         2005
                                                     ---------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net loss ........................................     $  (371)     $  (646)
                                                           -------      -------
     Adjustments to reconcile net loss
     to net cash provided (used) by operating
     activities:
          Depreciation and amortization ..............         334          352
          Non-cash reduction in deferred revenue .....          (2)          (2)
          Non-cash interest expense ..................           2            2
          (Increase) decrease in-
                Receivables ..........................         984          (52)
                Inventories ..........................         589        1,441
                Prepaid expenses .....................        (249)        (422)
          Increase (decrease) in-
                Accounts payable .....................        (496)        (407)
                Accrued compensation .................        (231)        (147)
                Accrued income taxes .................         (98)         (48)
                Other  liabilities ...................        (135)           9
                                                           -------      -------
     Total adjustments ...............................         698          726
                                                           -------      -------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES ............................         327           80
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ................        (200)         (90)
                                                           -------      -------
CASH USED BY INVESTING ACTIVITIES ....................        (200)         (90)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net advances (repayments) of line of
     credit borrowings ...............................        --            400
     Cash dividends paid .............................        (127)        (191)
                                                           -------      -------
NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES ............................        (127)         209
                                                           -------      -------


NET INCREASE  IN CASH AND CASH EQUIVALENTS ...........        --            199

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD ..................          44           34
                                                           -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $    44      $   233
                                                           =======      =======






                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL THREE MONTHS ENDED
                     SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
                                 (in thousands)
                                                                  (unaudited)
                                                     SEPTEMBER 30,   OCTOBER 1,
                                                              2006         2005
                                                     ---------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest .................................           $13           $41
          Income taxes .............................           $--           $20
                                                               ===           ===


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL THREE MONTHS ENDED
                               SEPTEMBER 30, 2006
          (in thousands except number of shares and per share amounts)
                                   (unaudited)


                                         Common Stock      Additional
                                                    Par       Paid-In   Retained
                                       Shares      Value      Capital   Earnings
                                    --------------------------------------------
BALANCE AT JULY 1, 2006             1,270,746    $ 1,271      $ 1,319  $ 10,630

Net loss for the fiscal three
  months ended September 30, 2006                                          (371)
Cash dividend  ($.10 per share)                                            (127)
                                    --------------------------------------------

BALANCE AT SEPTEMBER 30, 2006       1,270,746    $ 1,271      $ 1,319  $ 10,132
                                    --------------------------------------------



                                     Accumulated
                                           Other
                                   Comprehensive
                                            Loss
                                   -------------
ADDITIONAL PENSION LIABILITY,
      NET OF TAX, BALANCE
      AT JULY 1, 2006                  $ (1,007)

Change for the fiscal three
  months ended September 30, 2006         -
                                   -------------

BALANCE AT SEPTEMBER 30, 2006          $ (1,007)
                                   -------------

See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              -----------------------------------------------------
              FOR THE FISCAL THREE MONTHS ENDED SEPTEMBER 30, 2006
              ----------------------------------------------------

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

2. RECENT FINANCIAL ACCOUNTING STANDARDS:

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ('FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will begin to evaluate whether FIN 48 has any impact on the Company's financial statements prior to its effective date.

     In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") position EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006 with earlier application permitted. The adoption of EITF 06-3 is not expected to have a material impact on the Company's consolidated financial statements.

3. LINE OF CREDIT:

     The Company maintains a $7,500,000 bank line of credit, which was renewed on December 31, 2005. The Company's line of credit will expire on December 31, 2006 and can be renewed annually at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At September 30, 2006, borrowings on this line of credit were $625,000 with $6,875,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants as of September 30, 2006.

4. EARNINGS (LOSS) PER SHARE:

     The Company computes its basic and diluted earnings (loss) per share amounts in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period plus the dilutive potential common shares that would have been outstanding upon the assumed exercise of dilutive stock options.

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                             For the Three Months Ended 9/30/06
                                             ----------------------------------
                                            Net Loss       Shares     Per-Share
                                          (Numerator)   (Denominator)    Amount
        ------------------------------------------------------------------------
        Basic EPS Available
        to Shareholders                   $ (371,000)     1,270,746     $ (0.29)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available
        to Shareholders                   $ (371,000)     1,270,746     $ (0.29)
        ------------------------------------------------------------------------


                                             For the Three Months Ended 10/01/05
                                             -----------------------------------
                                            Net Loss       Shares     Per-Share
                                          (Numerator)   (Denominator)    Amount
        ------------------------------------------------------------------------
        Basic EPS Available
        to Shareholders                   $ (646,000)     1,270,746     $ (0.51)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available
        to Shareholders                   $ (646,000)     1,270,746     $ (0.51)
        ------------------------------------------------------------------------


5. STOCK-BASED COMPENSATION:

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

     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of the date of adoption, the Company had no unvested previously granted awards and has not granted any awards after July 1, 2006. There have been no options exercised during the interim period ended September 30, 2006. Therefore, the new standard has had no impact on the consolidated statements of operations and cash flows, or earnings per share of the Company during the current reporting periods.

     As of September 30, 2006, the Company had 52,500 options outstanding and exercisable at a weighted average exercise price of $ 10.65 per share.

     The Company currently has two share-based compensation plans in effect at September 30, 2006 and information about them is contained in the notes to the consolidated financial statements filed as part of the Company's 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

     The Company anticipates providing for future exercises from authorized but unissued shares and not through purchases of its own stock.


6. PENSION PLANS:

    The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:


                                                   For the Three Months Ended
      --------------------------------------------------------------------------
                                                   September 30,      October 1,
                                                            2006            2005
      --------------------------------------------------------------------------
      Benefits Earned for Service in
      the Current Period                                 $38,300        $46,500
      --------------------------------------------------------------------------
      Interest on the Projected
      Benefit Obligation                                  82,600         79,000
      --------------------------------------------------------------------------
      Expected Return on Plan Assets                     (85,600)       (81,100)
      --------------------------------------------------------------------------
      Amortization of: Unrecognized Net Pension
      Obligation at July 1, 1987; Cost of Benefit
      Changes Since That Date; and Gains and
      Losses Against Actuarial Assumptions                 8,700         23,600
      --------------------------------------------------------------------------
      Pension Expense                                    $44,000        $68,000
      --------------------------------------------------------------------------

7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the three months ended September 30, 2006 include $159,000 as revenues. There was no reimbursement received during the quarter ended October 1, 2005.

      The Company has outstanding an uncollected reimbursement claim for $649,000 for compensation paid employees and expensed through September 30, 2006. The Company's policy is to recognize reimbursements as revenue in the period that they are received.

8. GRANT MONEY RECEIVED:

      The Company received to date approximately $442,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant monies it has received. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five-year grant period, with grant income first recognized in the period in which it is received. The Company did not recognize any grant income for the quarter ended September 30, 2006 due to the level of employment being below the required level in the grant document. As of September 30, 2006, the Company has approximately $206,000 of deferred grant income reported in its consolidated balance sheet. Until a determination of whether any potential refunds will be required, the Company will not recognize any remaining portion of this deferred grant income. The Consolidated Statements of Operations for the three-month period ended October 1, 2005 recognized $62,000 as grant income including $41,000 that related to grant periods prior to fiscal year 2006.

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

         The Company has recorded a valuation allowance equal to a part of its deferred tax assets. The valuation allowance is based on an evaluation of the uncertainty of future taxable income from certain jurisdictions. An adjustment could be required if circumstances and events cause the Company to change these estimates.

Since July 1, 2006, the end of the 2006 fiscal year, there have been no changes in the nature of the estimates and assumptions related to these critical accounting policies.

Comparing the Three Months Ended September 30, 2006 and October 1, 2005:
-----------------------------------------------------------------------

                                    OVERVIEW
                                    --------

  The most significant events occurring in the three months ended September 30, 2006 (current period) compared to the three months ended October 1, 2005 (prior period) are:

         1. 40% decrease in total pairs of boots sold under contracts with the U.S. Department Defense (DOD).

         2. In the current period, the Company received and recognized as revenues $159,000 from the Government of Puerto Rico under its program, which reimburses the Company for part of the compensation paid to certain employees. The prior period did not include any reimbursement. These payments are recorded as revenues in the period received.

   Comparative results for these two periods is as follows:
  ------------------------------------------------------------------------------

                             Current Period
                               Three Months   Prior Period
                                      Ended  Three Months
                              September 30,  Ended October                % of
  (Amounts in thousands)               2006         1,2005   Change      Change
  ------------------------------------------------------------------------------
  Revenues                           $5,329         $8,318  $(2,989)       (36)%
  ------------------------------------------------------------------------------
  Cost of Sales                       5,147          8,402    3,255         39%
  ------------------------------------------------------------------------------
  Gross Profit (Loss)                   182            (84)     266        317%
  ------------------------------------------------------------------------------
  Administrative Expenses               637            609      (28)        (5)%
  ------------------------------------------------------------------------------
  Grant Income                            -             62      (62)      (100)%
  ------------------------------------------------------------------------------
  Operating Loss                       (455)          (631)     176         28%
  ------------------------------------------------------------------------------
  Interest Expense, Net                 (14)           (43)      29         67%
  ------------------------------------------------------------------------------
  Benefit from Income Taxes              98             28       70        250%
  ------------------------------------------------------------------------------
  Net Loss                            $(371)         $(646)    $275         42%
  ------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $371,000 from revenues of $5,329,000 compared to a net loss of $646,000 from revenues of $8,318,000 in the prior period.

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the DOD agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Revenues decreased by $2,989,000. The primary reason for the decrease was a 40% reduction of total pairs of boots shipped to the U.S. government due to DSCP reducing inventories of certain boots. However, late in the current period, DSCP started to increase their orders and issued several delivery orders that will be shipped during the second and third fiscal quarters of 2007.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased $116,000 because the Company's boot manufacturing licensees were also affected by the DOD's reduction in inventories of certain boots.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $159,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company did not receive any reimbursement. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the three months ended September 30, 2006 was $182,000 as compared to negative gross profit of $84,000 for the prior period. During the current period, the gross profit margin was only 3.4% of revenues due to an extremely low level of production and sales volume. The Company sold approximately 55,000 pairs of boots to DOD during the current period compared to the prior period of 92,000 pairs of boots. Fixed costs (such as depreciation, insurance and rent) and semi-variable costs did not decrease proportionately to the decrease in the production and sales volume. In addition, the Company retained critical operating personnel assuming the low level of production would be temporary.

During the prior period, the gross profit was negative. In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The rate of boot production was reduced due to the limited supply of this component. After this supplier solved its quality problem, the rate of production continued to be impaired, as it took that supplier several weeks to reestablish full production. The supplier agreed to reimburse certain excess manufacturing costs and this reimbursement has been reflected in the Cost of Sales and Services for the quarter ending October 1, 2005. However, some of the excess costs could not be recouped from the supplier.

During the current period, the $28,000 increase in general and administrative expenses was primarily caused by the addition of two administrative employees and increased professional fees.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract was $0 as compared to $62,000 during the prior period. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. During the current period, the Company's level of employment was below the level of employment required in the grant document. Thus, for the current period, the Company did not recognize grant revenues. Until the level of employment surpasses the level required in the grant document or until the Puerto Rican Government indicates that a refund will not be requested, the Company will not recognize any further portion of its deferred grant income.

Interest expense decreased $29,000 because of very limited use of the bank line of credit. With the current bank line of credit, there is an unused fee for the amount not borrowed on the line.

For the current period, the Company reflected income tax benefit of $98,000 on a pretax loss of $469,000 at an effective benefit rate of 21%. For fiscal year 2007, the Company will file a consolidated federal income tax return that will include the subsidiary in Puerto Rico. Fiscal year 2006 was the last year that the Company received a federal tax credit for income earned at its subsidiary in Puerto Rico which was able to file a separate federal income tax return. For the prior period, the effective income tax benefit was 4% of a pretax loss of $674,000. For the prior period, the benefit rate of 4% is less than the U.S. federal tax statutory rate of 34% because the majority of the loss was from its operations in Puerto Rico, which was substantially exempt from U.S. income tax.

Forward Looking Information:
---------------------------

In early February 2006, Department of Defense extended the delivery dates for two boot orders under its contracts. The original delivery dates for boot shipments in April through June 2006 were extended to May through August 2006. The Company was informed the Army's current usage of boots was lower than the rate projected when the orders were issued. Consequently, during the three months of June, July and August 2006, DOD issued much smaller orders for Hot Weather and Temperate Weather boots.

Subsequently, the DOD provided the Company with further information about DOD needing additional boots in certain sizes to achieve the optimum inventory level on all sizes. Thus, during the month of September 2006, DOD issued orders for 60,000 pairs of Hot Weather boots and 5,000 pairs of Temperate Weather boots. Recently, DOD notified the Company that they plan to order 45,000 pairs of Temperate Weather boots in November 2006. Approximately 60,000 pairs of these recent orders will be shipped during the second fiscal quarter of 2007 compared to 119,000 pairs shipped during the second quarter of 2006. For the second fiscal quarter of 2007, the reduction in boot shipments will have a negative effect on margins when compared to the second fiscal quarter of 2006.

Below is a summary of the Company's current boot contracts with the Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. In late September 2006, DOD extended the Hot Weather contract period until

         September 29, 2006 so they could place one more delivery order under the contract before it expired. At September 30, 2006, the Company had a backlog of 57,000 of Hot Weather Boots and this is the final order under this Hot Weather contract.

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

         On April 13, 2006, the Company received a Department of Defense contract to supply the U.S. Army with Extreme Cold Weather boots. This contract is for a one-year period, with four one-year options, which are exercisable at the government's discretion. The base year is for a minimum of 5,000 pairs and a maximum of 29,000 pairs. Pairs ordered to date under the base year are 4,700 pairs.

On August 2, 2006, the Company submitted a proposal for the new Hot Weather boot solicitation, which will replace the Hot Weather contract that expired on September 29, 2006. The solicitation is for an indefinite quantity contract with a base year and four one-year option periods. DSCP has 180 days to award the contract and intends to make five awards, of which three will be restricted to contractors who meet the criteria for being a small business, and two contracts will be awarded without the small business restriction. The Company is not a small business. Bidding on government solicitations is very competitive, and the Company cannot confidently predict its success in receiving a contract award from any solicitation. If the Company does not receive a contract from this solicitation, future operating results and liquidity will be adversely affected.

The Company also submitted a bid for a new solicitation for a boot known as the Intermediate Cold Weather Boot. This particular boot will have a minimum 60,000 pairs with a maximum of 90,000 pairs per base year and four option years available. The Company has also submitted a bid for a boot known as the Flight Deck Safety Boot. This product is a new item for Wellco in the bid process. The contract calls for minimum 37,782 pairs with maximum potential of 88,842 pairs in the base year with four option years. Both of these solicitations are for new products and the Company cannot predict its success in receiving a contract award from these solicitations.

The majority of the Company's boots manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of September 30, 2006, $649,000 has been filed for, but has not been received or recorded as revenues, reimbursement under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the $649,000. In the past four fiscal years, the Company has received and recorded as revenues a total of $2,464,000 under this program.

In December 2005, the Company was one of two contract awardees for the development of the US Army Modular Boot System. This award was the result of the Company's response to the Modular Boot System solicitation that required submission of data and product demonstration models illustrating the Company's concept of the modular boot system. This contract provides the development of a

Modular Boot System for the U. S. military. Presently, the Department of Defense buys four different boot styles to meet the varied climatic conditions encountered by military personnel. The contract's goal is to develop a functional boot system to provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the new Modular Boot System would replace many of the current boot styles.

The Department of Defense placed its first order under this contract for 580 pairs of the Modular Boot System and the boots were shipped in March 2006. Recent feedback from the Natick Contracting Division of the U.S. Army was very positive on the testing of the first order of boots. Recently, DOD exercised the second option to supply the development of the Modular Boot System. At the same time, they issued an order for 450 pairs of the MBS for expanded testing. If the Wellco Modular Boot System is successful through all phases of development and testing, the contract provides for Wellco to manufacture 160,000 pairs of this boot for issuance to military personnel. As with any contract, there is no assurance that Wellco will be successful in receiving the contract to manufacture the 160,000 pairs.

The Company is actively bidding on solicitations for footwear contracts with the U.S. military for new products. At the same time, we are very focused on building our commercial wholesale and retail business.

Income earned by the Company's Puerto Rico subsidiary has for many years been fully exempt from U. S. income taxes. Fiscal year 2006 was the last year in which this subsidiary has any exemption from U. S. income taxes. For fiscal year 2007 and forward, the Company and all its subsidiaries including Puerto Rico will be taxed at the regular U.S. federal tax rates and as a result, any Company profits will be impacted by higher effective tax rates than in the past.

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

The Company relies heavily on boot contracts form the DOD for most of its operations. The business of providing boots to the U. S. Defense Department is very competitive.


                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent fiscal quarter and the last fiscal year, the amounts of cash and unused line of credit:

                                                   (in thousands)
                                        September 30, 2006     July 1, 2006
           ----------------------------------------------------------------
           Cash and Cash Equivalents                   $44              $44
           ----------------------------------------------------------------
           Unused Line of Credit                     6,875            6,875
           ----------------------------------------------------------------
           Total                                    $6,919           $6,919
           ----------------------------------------------------------------

The following table summarizes the cash flow activities for the three-month period ended September 30, 2006:


           Cash provided by (used in):                (in thousands)
           ---------------------------------------------------------
           Operating activities                                $327
           ---------------------------------------------------------
           Investing activities                                (200)
           ---------------------------------------------------------
           Financing activities                                (127)
           ---------------------------------------------------------
           Net change in cash and cash equivalents             $-
           ---------------------------------------------------------


Operating Activities: In the three months ended September 30, 2006, cash provided by operations was $327,000. Depreciation of $334,000, a decrease of $984,000 in account receivables, and a $589,000 decrease in inventories were the main operating sources of cash. The main uses of operating cash were the net loss of $371,000, decreases of $496,000 in accounts payable, $231,000 in accrued compensation, $98,000 in accrued taxes, and a decrease of $135,000 in other liabilities and an increase of $249,000 in prepaid expenses.

Investing Activities: In the three months ended September 30, 2006, purchases of machinery, equipment and leasehold improvements was $200,000.

Financing Activities: In the three months ended September 30, 2006, the Company's net cash used by financing activities totaled $127,000 to pay quarterly dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of September 30, 2006:

                             Payments Due by Period
                            Less Than
                     Total     1 Year   1-3 Years   4-5 Years      After 5 Years
--------------------------------------------------------------------------------
Notes Payable     $300,000                           $300,000         -
--------------------------------------------------------------------------------
Building Lease     773,000   $273,000    $500,000                     -
--------------------------------------------------------------------------------
Total           $1,073,000   $273,000    $500,000    $300,000         -
--------------------------------------------------------------------------------

In addition, during the three month period ended September 30, 2006, the Company paid $13,000 in interest expense and $93,000 in contributions to its pension plans. The Company did not pay any tax payments during the three-month period ended September 30, 2006.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at September 30, 2006 were $625,000.

The bank line of credit will expire and be subject to renewal on December 31, 2006. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, and in the event there is little basis for projecting a reversal of such reduction, it is possible that the bank could terminate or cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after December 31, 2006, and would be adversely affected if the line were not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at September 30, 2006.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006 and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal controls during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.  N/A

Item 1(A). Risk Factors. There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended July 1, 2006.

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


Wellco Enterprises, Inc., Registrant







\s\                                     \s\
--------------------------------------- ----------------------------------------
Lee Ferguson, Chief Executive Officer   Tammy Francis, Controller and Chief
and President                           Financial Officer
(Principal Executive Officer)
--------------------------------------------------------------------------------

November 14, 2006

                                                                  Exhibit 31
                                                                  ----------


                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

Date: November 14, 2006


/s/ Lee Ferguson
----------------
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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


Date: November 14, 2006


/s/ Tammy Francis
-----------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

                                                                  Exhibit 32
                                                                  ----------
                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lee Ferguson, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 30, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 14, 2006


/s/ Lee Ferguson
----------------
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

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

                            WELLCO ENTERPRISES, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the three months ended September 30, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: November 14, 2006


/s/ Tammy Francis
-----------------
By: Tammy Francis, Controller and Treasurer
(Chief Financial Officer)

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