Form 10-Q
period 2006-12-30
WELLCO ENTERPRISES INC
filed 2007-02-13
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2006

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




1,270,746 common shares (all voting) were outstanding as of February 13, 2007.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



















                            WELLCO ENTERPRISES, INC.

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 30, 2006










The attached unaudited financial statements reflect all adjustments, which are in the opinion of management necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 2006 AND JULY 1, 2006
                                 (in thousands)

                                     ASSETS


                                                      (unaudited)          *
                                                     DECEMBER 30,       JULY 1,
                                                             2006          2006
                                                     ---------------------------
CURRENT ASSETS:
      Cash and cash equivalents ..................      $     34       $     44
      Receivables, net ...........................         3,661          3,559
      Inventories-
          Finished goods .........................         4,290          4,470
          Work in process ........................         2,521          1,509
          Raw materials ..........................         3,668          3,432
                                                        --------       --------
          Total ..................................        10,479          9,411
      Deferred  taxes ............................           415            184
      Prepaid expenses ...........................           603            455
                                                        --------       --------
      Total ......................................        15,192         13,653
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
      Net of accumulated depreciation ............             3              5

PROPERTY, PLANT AND EQUIPMENT:
      Land .......................................           107            107
      Buildings ..................................         1,439          1,439
      Machinery and equipment ....................        11,580         11,239
      Office equipment ...........................           997            886
      Automobiles ................................           251            235
      Leasehold improvements .....................           968            823
                                                        --------       --------
      Total cost .................................        15,342         14,729
      Less accumulated depreciation and
         amortization ............................       (10,910)       (10,243)
                                                        --------       --------
      Net Property Plant and Equipment ...........         4,432          4,486
                                                        --------       --------

INTANGIBLE ASSETS:
      Intangible pension asset ...................             6              6
                                                        --------       --------



TOTAL ............................................      $ 19,633       $ 18,150
                                                        ========       ========




*     Derived from audited financial statements




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 2006 AND JULY 1, 2006
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)         *
                                                      DECEMBER 30,       JULY 1,
                                                              2006          2006
                                                     ---------------------------

CURRENT LIABILITIES:
      Short-term borrowing from bank ...............     $  2,800      $    625
      Accounts payable .............................        1,788         1,716
      Accrued compensation .........................          573           769
      Dividend payable .............................          127          --
      Accrued income taxes .........................          677           407
      Other liabilities ............................          304           366
                                                         --------      --------
      Total ........................................        6,269         3,883
                                                         --------      --------

LONG-TERM LIABILITIES:
      Pension obligation ...........................        1,013         1,013
      Notes payable ................................          246           241
      Other accrued liabilities ....................          341           363
      Deferred  taxes ..............................          172           172
      Deferred grant income ........................          206           206
      Deferred revenues ............................           54            59

STOCKHOLDERS' EQUITY:
      Common stock, $1.00 par value ................        1,271         1,271
      Additional paid-in capital ...................        1,319         1,319
      Retained earnings ............................        9,749        10,630
      Accumulated other comprehensive loss .........       (1,007)       (1,007)
                                                         --------      --------
      Total ........................................       11,332        12,213
                                                         --------      --------

TOTAL ..............................................     $ 19,633      $ 18,150
                                                         ========      ========


See Notes to Consolidated Financial Statements.



*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 2006 AND DECEMBER 31, 2005
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                   DECEMBER 30,     DECEMBER 31,
                                                           2006             2005
                                                   -----------------------------

REVENUES .....................................     $    11,584      $    19,359
                                                   -----------      -----------

COSTS AND EXPENSES:
      Cost of sales and services .............          10,894           18,529
      General and administrative expenses ....           1,373            1,245
                                                   -----------      -----------
      Total ..................................          12,267           19,774
                                                   -----------      -----------

GRANT INCOME .................................            --                 85

MERGER COSTS .................................             135             --
                                                   -----------      -----------

OPERATING LOSS ...............................            (818)            (330)

NET INTEREST EXPENSE .........................             (40)            (109)
                                                   -----------      -----------

LOSS  BEFORE INCOME TAXES ....................            (858)            (439)

BENEFIT FOR INCOME TAXES .....................            (231)             (18)
                                                   -----------      -----------


NET LOSS .....................................     $      (627)     $      (421)
                                                   ===========      ===========

BASIC LOSS PER SHARE
      Based on weighted average number of
      shares outstanding .....................     $     (0.49)     $     (0.33)
                                                   ===========      ===========
      Shares used in computing basic
      loss per share .........................       1,270,746        1,270,746
                                                   ===========      ===========

DILUTED LOSS PER SHARE
      Based on weighted average number of
      shares outstanding and dilutive
      stock options ..........................     $     (0.49)     $     (0.33)
                                                   ===========      ===========
      Shares used in computing diluted
      loss per share .........................       1,270,746        1,270,746
                                                   ===========      ===========


DIVIDENDS DECLARED PER SHARE .................     $      0.20      $      0.30
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                     DECEMBER 30, 2006 AND DECEMBER 31, 2005
              (in thousands except per share and number of shares)

                                                            (unaudited)
                                                     DECEMBER 30,   DECEMBER 31,
                                                             2006           2005
                                                     ---------------------------

REVENUES .......................................    $     6,255     $    11,041
                                                    -----------     -----------

COSTS AND EXPENSES:
      Cost of sales and services ...............          5,747          10,127
      General and administrative expenses ......            736             636
                                                    -----------     -----------
      Total ....................................          6,483          10,763
                                                    -----------     -----------

GRANT INCOME ...................................           --                23

MERGER COSTS ...................................            135
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................           (363)            301

NET INTEREST EXPENSE ...........................            (26)            (66)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............           (389)            235

PROVISION (BENEFIT) FOR INCOME TAXES ...........           (133)             10
                                                    -----------     -----------


NET INCOME (LOSS) ..............................    $      (256)    $       225
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding .......................    $     (0.20)    $      0.18
                                                    ===========     ===========
      Shares used in computing basic
      earnings per share .......................      1,270,746       1,270,746
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
      based on weighted average number of
      shares outstanding and dilutive stock
      options ..................................    $     (0.20)    $      0.17
                                                    ===========     ===========
      Shares used in computing diluted
      earnings per share .......................      1,270,746       1,292,157
                                                    ===========     ===========


DIVIDENDS DECLARED PER SHARE ...................    $      0.10     $      0.15
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 2006 AND DECEMBER 31, 2005
                                 (in thousands)
                                                               (unaudited)
                                                      DECEMBER 30,  DECEMBER 31,
                                                              2006          2005
                                                      --------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net loss ..........................................  $  (627)      $  (421)
                                                          -------       -------
     Adjustments to reconcile net loss
     to net cash provided (used) by operating
     activities:
          Depreciation and amortization ................      669           705
          Non-cash reduction in deferred revenue .......       (5)           (5)
          Non-cash interest expense ....................        5             5
          (Increase) decrease in-
                Receivables ............................     (102)       (1,870)
                Inventories ............................   (1,068)       (1,758)
                Prepaid expenses .......................     (148)         (394)
          Increase (decrease) in-
                Accounts payable .......................       72         1,117
                Accrued compensation ...................     (196)         (311)
                Accrued income taxes ...................      270          (138)
                Deferred taxes .........................     (231)         --
                Other  liabilities .....................      (84)          (36)
                                                          -------       -------
     Total adjustments .................................     (818)       (2,685)
                                                          -------       -------
NET CASH USED BY
     OPERATING ACTIVITIES ..............................   (1,445)       (3,106)
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ..................     (613)         (315)
                                                          -------       -------
CASH USED BY INVESTING ACTIVITIES ......................     (613)         (315)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net advances of line of credit borrowings .........    2,175         3,680
     Cash dividends paid ...............................     (127)         (191)
                                                          -------       -------
NET CASH PROVIDED  BY
     FINANCING ACTIVITIES ..............................    2,048         3,489
                                                          -------       -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...      (10)           68

CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD ....................       44            34
                                                          -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $    34       $   102
                                                          =======       =======

                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL SIX MONTHS ENDED
                     DECEMBER 30, 2006 AND DECEMBER 31, 2005
                                 (in thousands)
                                                               (unaudited)
                                                      DECEMBER 30,  DECEMBER 31,
                                                              2006          2005
                                                      --------------------------








SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid for-
          Interest...................................     $    38       $   104
          Income taxes paid (refund)................      $  (269)      $   120
                                                          =======       =======


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL SIX MONTHS ENDED
                                DECEMBER 30, 2006
          (in thousands except number of shares and per share amounts)
                                   (unaudited)


                                       Common Stock        Additional
                                                    Par       Paid-In   Retained
                                       Shares     Value       Capital   Earnings
                                    --------------------------------------------
BALANCE AT JULY 1, 2006             1,270,746   $ 1,271       $ 1,319  $ 10,630

Net loss for the fiscal six
  months ended December 30, 2006                                           (627)
Cash dividend  ($.20 per share)                                            (254)
                                   ---------------------------------------------

BALANCE AT DECEMBER 30, 2006        1,270,746   $ 1,271       $ 1,319   $ 9,749
                                   =============================================



                                      Accumulated
                                            Other
                                    Comprehensive
                                             Loss
                                    -------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JULY 1, 2006                       $ (1,007)

Change for the fiscal six
  months ended December 30, 2006             -
                                    -------------

BALANCE AT DECEMBER 30, 2006            $ (1,007)
                                    =============

See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                FOR THE FISCAL SIX MONTHS ENDED DECEMBER 30, 2006
                -------------------------------------------------

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

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of FAS 158.

3. LINE OF CREDIT:

     The Company maintains a $7,500,000 bank line of credit. The Company's line of credit was scheduled to renew on December 31, 2006. However, the line of credit was extended until March 31, 2007. On March 31, 2007, the line of credit can be renewed until December 31, 2007 at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At December 30, 2006, borrowings on this line of credit were $2,800,000 with $4,700,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants as of December 30, 2006.

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

                                            For the Six Months Ended 12/30/06
                                            ---------------------------------
                                           Net Loss    Shares       Per-Share
                                         (Numerator) (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                     $ (627,000)    1,270,746     $ (0.49)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                     $ (627,000)    1,270,746     $ (0.49)
        ------------------------------------------------------------------------


                                            For the Six Months Ended 12/31/05
                                            ---------------------------------
                                           Net Loss    Shares       Per-Share
                                         (Numerator) (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                     $ (421,000)    1,270,746     $  (0.33)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                     $ (421,000)    1,270,746     $  (0.33)
        ------------------------------------------------------------------------

                                            For the Three Months Ended 12/30/06
                                            -----------------------------------
                                           Net Loss    Shares       Per-Share
                                         (Numerator) (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                     $ (256,000)    1,270,746     $  (0.20)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                     $ (256,000)    1,270,746     $  (0.20)
        ------------------------------------------------------------------------

                                            For the Three Months Ended 12/31/05
                                            -----------------------------------
                                           Net Income  Shares       Per-Share
                                         (Numerator) (Denominator)     Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                     $  225,000     1,270,746     $   0.18
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                          21,411
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                     $  225,000     1,292,157     $   0.18
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

     The Company adopted SFAS No.123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of the date of adoption, the Company had no unvested previously granted awards and has not granted any awards after July 1, 2006. There have been no options exercised during the interim periods ended December 30, 2006and December 31, 2005. Therefore, the new standard has had no impact on the consolidated statements of operations and cash flows, or earnings per share of the Company during the current reporting periods.

     As of December 30, 2006, the Company had 52,500 options outstanding and exercisable at a weighted average exercise price of $ 10.65 per share.

     The Company currently has two share-based compensation plans in effect at December 30, 2006 and information about them is contained in the notes to the consolidated financial statements filed as part of the Company's 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.


6. PENSION PLANS:

     The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                 For the Six Months Ended
      --------------------------------------------------------------------------
                                               December 30,      December 31,
                                                       2006              2005
      --------------------------------------------------------------------------
      Benefits Earned for Service
      in the Current Period                         $76,600          $93,000
      --------------------------------------------------------------------------
      Interest on the Projected
      Benefit Obligation                            165,200          158,000
      --------------------------------------------------------------------------
      Expected Return on Plan Assets               (171,200)        (162,200)
      --------------------------------------------------------------------------
      Amortization of: Unrecognized Net
      Pension Obligation at July 1,
      1987; Cost of Benefit Changes Since
      That Date; and Gains and
      Losses Against Actuarial Assumptions          17,400            47,200
      --------------------------------------------------------------------------
      Pension Expense                              $88,000          $136,000
      --------------------------------------------------------------------------

                                                 For the Three Months Ended
      --------------------------------------------------------------------------
                                               December 30,      December 31,
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
      --------------------------------------------------------------------------

7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the six months and three months ended December 30, 2006 include $340,000 and $181,000, respectively, as revenues. The Consolidated Statements of Operations for the six months and three months ended December 31, 2005 include $381,000 as revenues.

      The Company has an outstanding uncollected reimbursement claim for $491,000 for compensation paid employees and expensed through December 30, 2006. The Company's policy is to recognize reimbursements as revenue in the period that they are received.

8. GRANT MONEY RECEIVED:

      The Company has received to date approximately $442,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant monies it has received. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five-year grant period, with grant income first recognized in the period in which it is received. The Company did not recognize any grant income for the six months or three months ended December 30, 2006 due to the level of employment being below the required level in the grant document. As of December 30, 2006, the Company has approximately $206,000 of deferred grant income reported in its consolidated balance sheet. Until a determination of whether any potential refunds will be required, the Company will not recognize any remaining portion of this deferred grant income. The Consolidated Statements of Operations for the six-month period ended December 31, 2005 recognized $85,000 as grant income including $41,000 that related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations for the three-month period ended December 31, 2005 recognized $23,000 as grant income.

9. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions before the amount of such actions are settled with the DSCP. Any differences between these estimates and the actual amounts agreed to are included in the period of settlement.

10. PROPOSED MERGER AGREEMENT AND ASSOCIATED MERGER COSTS:

      On February 7, 2007, the Company announced a definitive merger agreement to be acquired in an all-cash transaction valued at $14.00 per share by

      Golden Gate Capital. As a result of the Merger, each holder of the Company's common stock will be entitled to receive $14.00 per share in cash. In addition, the Merger Agreement provides that each holder of an outstanding option to purchase shares of the Company common stock issued under the Company stock option plans will be entitled to receive cash in an amount per share to the difference between $14.00 and the exercise price of the option contingent upon the holder entering into an acknowledgement canceling the options upon consummation of the Merger.

      The proposed merger agreement has received unanimous approval from a committee of independent directors of the Company and its Board of Directors. Soles Brower Smith & Co. advised the independent committee and provided it and the Board of Directors with a fairness opinion. The parties anticipate closing the transaction in the first half of calendar 2007. The closing is subject to certain customary closing conditions, including receipt of required regulatory approvals and the Company's shareholder approval. Also, part of the merger agreement is a restriction prohibiting the Company from paying any further dividends on its common stock.

      The Company has agreed to file a proxy statement in connection with the proposed merger agreement and related transactions. The proxy statement will be mailed to the shareholders of the Company and they are urged to read the proxy statement and other relevant materials when they become available.

      As a result of the planned Merger, the Consolidated Statements of Operations for the six month and three month period ended December 30, 2006 include $135,000 in costs directly related to the Merger as a component of operating loss.

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

Comparing the Six Months Ended December 30, 2006 and December 31, 2005:
----------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the six months ended December 30, 2006 (current period) compared to the six months ended December 31, 2005 (prior period) are:

     1. 44% decrease in total pairs of boots sold under contracts with the U.S. Department of Defense (DOD).
     2. The Company incurred $135,000 in merger related costs.

Comparative results for these two periods is as follows:
--------------------------------------------------------------------------------

                          Current Period      Prior Period
                        Six Months Ended  Six Months Ended
                            December 30,       December 31,  Change  % of Change
(Amounts in thousands)              2006              2005
--------------------------------------------------------------------------------

Revenues                         $11,584           $19,359  $(7,775)       (40%)
--------------------------------------------------------------------------------
Cost of Sales                     10,894            18,529   (7,635)       (41%)
--------------------------------------------------------------------------------
Gross Profit                         690               830     (140)       (17%)
--------------------------------------------------------------------------------
Administrative Expenses            1,373             1,245     (128)       (10%)
--------------------------------------------------------------------------------
Grant Income                           -                85      (85)      (100%)
--------------------------------------------------------------------------------
Merger Costs                         135                 -     (135)      (100%)
--------------------------------------------------------------------------------
Operating Loss                      (818)             (330)    (488)      (148%)
--------------------------------------------------------------------------------
Interest Expense, Net                 40               109       69         63%
--------------------------------------------------------------------------------
Benefit from Income Taxes            231                18      213        1183%
--------------------------------------------------------------------------------
Net Loss                           $(627)            $(421)   $(206)       (49%)
--------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $627,000 from revenues of $11,584,000 compared to a net loss of $421,000 from revenues of $19,359,000 in the prior period.

In the current period the Company shipped 118,000 pairs of boots under contract with the U.S. Department of Defense as compared to 211,000 pairs in the prior period, a decrease of 93,000 pairs.

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the DOD agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Revenues decreased by $7,775,000. The primary reason for the decrease was a 44% reduction of total pairs of boots shipped to the U.S. government due to DSCP reducing inventories of certain boots.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased $172,000 because the Company's boot manufacturing licensees were also affected by the DOD's reduction in inventories of certain boots.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $340,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $381,000 of reimbursement. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the six months ended December 30, 2006 was $690,000 on much lower sales volume as compared to a gross profit of $830,000 for the prior period. During the current period, the gross profit margin was 6% of revenues due to an extremely low level of production and sales volume. Fixed costs (such as depreciation, insurance and rent) and semi-variable costs did not decrease proportionately to the decrease in the production and sales volume. In addition, the Company retained critical operating personnel assuming the low level of production would be temporary.

During the prior six-month period, the gross profit was 4.3% of revenues. In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The rate of boot production was reduced due to the limited supply of this component. After this supplier solved its quality problem, the rate of production continued to be impaired, as it took that supplier several weeks to reestablish full production. The supplier agreed to reimburse certain excess manufacturing costs and this reimbursement has been reflected in the Cost of Sales and Services for the six months ending December 31, 2005. However, some of the excess costs could not be recouped from the supplier.

During the current period, the $128,000 increase in general and administrative expenses was primarily caused by increase in administrative salaries, professional fees and health care costs. The Company's employee group health insurance costs vary with actual health care costs incurred because the Company is self-funded.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract was $0 as compared to $85,000 during the prior period. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. During the current period, the Company's level of employment was below the level of employment required in the grant document. Thus, for the current period, the Company did not recognize grant revenues. Until the level of employment surpasses the level required in the grant document or until the Puerto Rican Government indicates that a refund will not be requested, the Company will not recognize any further portion of its deferred grant income. As of December 30, 2006, the Company has approximately $206,000 of deferred grant income reported in its consolidated balance sheet.

As a result of the planned Merger, the Consolidated Statements of Operations for the six-month period ended December 30, 2006 include $135,000 in costs directly related to the Merger as a component of operating loss. The costs include professional fees for investment advisors, attorneys and environmental studies.

Interest expense decreased $69,000 because of less borrowing on the bank line of credit. In addition, the current bank line of credit charges an unused fee for the amount not borrowed on the line.

For the current period, the Company reflected income tax benefit of $231,000 on a pretax loss of $858,000 at an effective benefit rate of 26%. For fiscal year 2007, the Company will file a consolidated federal income tax return that will include the subsidiary in Puerto Rico. Fiscal year 2006 was the last year that the Company received a federal tax credit for income earned at its subsidiary in Puerto Rico which was able to file a separate federal income tax return. For the prior period, the effective income tax benefit was 4% of a pretax loss of $439,000. For the prior period, the benefit rate of 4% is less than the U.S. federal tax statutory rate of 34% because the majority of the loss was from its operations in Puerto Rico, which was substantially exempt from U.S. income tax.



Comparing the Three Months Ended December 30, 2006 and December 31, 2005:
------------------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the three months ended December 30, 2006 (current period) compared to the three months ended December 31, 2005 (prior period) are:

     1. 47% decrease in total pairs of boots sold under contracts with the U.S. Department Defense (DOD).
     2. In the current period, the Company received and recognized as revenues $181,000 from the Government of Puerto Rico under its program, which reimburses the Company for part of the compensation paid to certain employees. The prior period included $381,000 reimbursement. These payments are recorded as revenues in the period received.
     3.  The Company incurred $135,000 in merger related costs.

Comparative results for these two periods is as follows:

--------------------------------------------------------------------------------
                          Current Period      Prior Period
                        Six Months Ended  Six Months Ended
                            December 30,       December 31,  Change  % of Change
(Amounts in thousands)              2006              2005
--------------------------------------------------------------------------------
Revenues                          $6,255           $11,041  $(4,786)       (43%)
--------------------------------------------------------------------------------
Cost of Sales                      5,747            10,127   (4,380)       (43%)
--------------------------------------------------------------------------------
Gross Profit                         508               914     (406)       (44%)
--------------------------------------------------------------------------------
Administrative Expenses              736               636     (100)       (16%)
--------------------------------------------------------------------------------
Grant Income                           -                23      (23)      (100%)
--------------------------------------------------------------------------------
Merger Costs                         135                 -     (135)      (100%)
--------------------------------------------------------------------------------
Operating Income (Loss)             (363)              301     (664)      (221%)
--------------------------------------------------------------------------------
Interest Expense, Net                 26                66       40         61%
--------------------------------------------------------------------------------
Income Taxes (Benefit)              (133)               10      143       1430%
--------------------------------------------------------------------------------
Net Income (Loss)                  $(256)             $225    $(481)      (214%)
--------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $256,000 from revenues of $6,255,000 compared to a net income of $225,000 from revenues of $11,041,000 in the prior period.

Revenues in the current period decreased by $4,786,000. The primary reason for the decrease was a 47% reduction of total pairs of boots shipped to the U.S. government due to DSCP reducing inventories of certain boots. In the current period the Company shipped 63,000 pairs of boots under contract with the U.S. Department of Defense as compared to 119,000 pairs in the prior period, a decrease of 56,000 pairs.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased $83,000 because the Company's boot manufacturing licensees were also affected by the DOD's reduction in inventories of certain boots.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $181,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $381,000 of reimbursement. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the three months ended December 30, 2006 was $508,000 as compared to gross profit of $914,000 for the prior period. During the current period, the gross profit margin was only 8.1% of revenues due to an extremely low level of production and sales volume.

During the current period, the $100,000 increase in general and administrative expenses was primarily caused by an increase in administrative salaries, professional fees and health care costs.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract was $0 as compared to $23,000 during the prior period. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. During the current period, the Company's level of employment was below the level of employment required in the grant document. Thus, for the current period, the Company did not recognize grant revenues. Until the level of employment surpasses the level required in the grant document or until the Puerto Rican Government indicates that a refund will not be requested, the Company will not recognize any further portion of its deferred grant income.

Interest expense decreased $40,000 because of limited use of the bank line of credit. With the current bank line of credit, there is an unused fee for the amount not borrowed on the line.

For the current period, the Company reflected income tax benefit of $133,000 on a pretax loss of $389,000 at an effective benefit rate of 34%. For fiscal year 2007, the Company will file a consolidated federal income tax return that will include the subsidiary in Puerto Rico. Fiscal year 2006 was the last year that the Company received a federal tax credit for income earned at its subsidiary in Puerto Rico which was able to file a separate federal income tax return. For the prior period, the effective income tax rate was 4% on a pretax income of $235,000. For the prior period, the tax rate of 4% is less than the U.S. federal tax statutory rate of 34% because the operations in Puerto Rico had net income, which was substantially exempt from U.S. income tax.

Forward Looking Information:
---------------------------

In early February 2006, Department of Defense extended the delivery dates for two boot orders under its contracts. The original delivery dates for boot shipments in April through June 2006 were extended to May through August 2006. The Company was informed the Army's current usage of boots was lower than the rate projected when the orders were issued. Consequently, DOD has issued much smaller orders for Hot Weather and Temperate Weather boots.

Due to the reduced orders from DOD, approximately 70,000 pairs will be shipped during the third fiscal quarter of 2007 compared to 166,000 pairs shipped during the third quarter of 2006.For the third fiscal quarter of 2007, the reduction in boot shipments will have a negative effect on margins when compared to the third fiscal quarter of 2006.

On February 2, 2007, the Natick Contracting Division of DOD awarded the Company a one-year contract to supply the Hot Weather Flame Resistant boot with a minimum 20,000 pairs and a maximum 65,000 pairs to be ordered. The first delivery order has been issued for 25,000 pairs. The Hot Weather Flame Resistant contract is a new product for the Company.

Below is a summary of the Company's current boot contracts with the Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. In late September 2006, DOD extended the Hot Weather contract period until September 29, 2006 so they could place one more delivery order under the contract before it expired. At December 30, 2006, the Company had a backlog of 15,000 of Hot Weather Boots and this is the final order under this Hot Weather contract.

         On July 7, 2006, the Defense Department exercised the third option year under the Company's Temperate Weather boot contract. For the third option year, the minimum pairs are 10,000 and the maximum are 227,000. Pairs ordered to date under the third option year are 64,000.This contract has one more option year outstanding. The exercise of any contract option is the unilateral decision of the Defense Department.

         On April 13, 2006, the Company received a Department of Defense contract to supply the U.S. Army with Extreme Cold Weather boots. This contract is for a one-year period, with four one-year options, which are exercisable at the government's discretion. The base year is for a minimum of 5,000 pairs and a maximum of 29,000 pairs. Pairs ordered to date under the base year are 4,700 pairs. DOD has issued their letter of intent to exercise the first option under the Mukluk contract.

On August 2, 2006, the Company submitted a proposal for the new Hot Weather boot solicitation, which will replace the Hot Weather contract that expired on September 29, 2006. The solicitation is for an indefinite quantity contract with a base year and four one-year option periods. DSCP was to award the contract within 180 days. However, they recently requested that we extend our bid proposal until February 28, 2007 to allow them more time to award the contract and we granted the extension. DSCP intends to make five awards, of which three will be restricted to contractors who meet the criteria for being a small business, and two contracts will be awarded without the small business restriction. The Company is not a small business. Bidding on government solicitations is very competitive, and the Company cannot confidently predict its success in receiving a contract award from any solicitation. If the Company does not receive a contract from this solicitation, future operating results and liquidity will be adversely affected.

The Company also submitted a bid for a new solicitation for a boot known as the Intermediate Cold Weather Boot. This particular boot will have a minimum 29,000 pairs with a maximum of 90,000 pairs per base year and four option years available. The Company has also submitted a bid for a boot known as the Flight Deck Safety Boot. This product is a new item for Wellco in the bid process. The contract calls for minimum 37,000 pairs with maximum potential of 88,000 pairs in the base year with four option years. In late December, the Company submitted a proposal to supply the Safety Hot Weather Boot. The contract will have a minimum 24,000 pairs with a maximum of 69,000 pairs per base year and four option years. All three solicitations are for new products and the Company cannot predict its success in receiving a contract award from these solicitations.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of December 30, 2006, $491,000 has been filed for, but has not been received or recorded as revenues, reimbursement under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the $491,000. In the past four fiscal years, the Company has received and recorded as revenues a total of $2,644,000 under this program.

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

The Department of Defense placed its first order under this contract for 580 pairs of the Modular Boot System and the boots were shipped in March 2006. Recent feedback from the Natick Contracting Division of the U.S. Army was very positive on the testing of the first order of boots. Recently, DOD exercised the second option to supply the development of the Modular Boot System and issued an order for 450 pairs of the MBS. The Company recently shipped the 450 pairs for expanded testing. If the Wellco Modular Boot System is successful through all phases of development and testing, the contract provides for Wellco to manufacture 160,000 pairs of this boot for issuance to military personnel. As with any contract, there is no assurance that Wellco will be successful in receiving the contract to manufacture the 160,000 pairs.

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

On February 7, 2007, the Company announced a definitive merger agreement to be acquired in an all-cash transaction valued at $14.00 per share by Golden Gate Capital. As a result of the Merger, each holder of the Company's common stock will be entitled to receive $14.00 per share in cash. In addition, the Merger Agreement provides that each holder of an outstanding option to purchase shares of the Company common stock issued under the Company stock option plans will be entitled to receive cash in an amount per share to the difference between $14.00 and the exercise price of the option contingent upon the holder entering into an acknowledgement canceling the options upon consummation of the Merger.

The proposed merger agreement has received unanimous approval from a committee of independent directors of the Company and its Board of Directors. Soles Brower Smith & Co. advised the independent committee and provided it and the Board of Directors with a fairness opinion. The parties anticipate closing the transaction in the first half of calendar 2007. The closing is subject to certain customary closing conditions, including receipt of required regulatory approvals and the Company's shareholder approval.Also, in the merger agreement is a restriction prohibiting the Company from paying any further dividends on its common stock.


If the merger agreement is closed, the Company will become privately owned and will not be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. However, if the merger agreement does not close, the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002 will first apply to the Company's 2008 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting. The Company has received quotations from outside firms specializing in the review, documentation and testing of internal controls. Based on these quotations and on reported information about the costs other companies are incurring, the Company estimates that the cost of the internal control review and audit will be between $200,000 and $500,000. The Company cannot reasonably predict whether material weaknesses will be found in its internal controls over financial reporting.

The Company relies heavily on boot contracts from the DOD for most of its operations. The business of providing boots to the U. S. Defense Department is very competitive.

                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent six-month period and the last fiscal year, the amounts of cash and unused line of credit:

                                                 (in thousands)
                                        December 30, 2006   July 1, 2006
           -------------------------------------------------------------
           Cash and Cash Equivalents                  $34            $44
           -------------------------------------------------------------
           Unused Line of Credit                    4,700          6,875
           -------------------------------------------------------------
           Total                                   $4,734         $6,919
           -------------------------------------------------------------

The following table summarizes the cash flow activities for the six-month period ended December 30, 2006:


           Cash provided by (used in):           (in thousands)
           ----------------------------------------------------
           Operating activities                        $(1,445)
           ----------------------------------------------------
           Investing activities                           (613)
           ----------------------------------------------------
           Financing activities                          2,048
           ----------------------------------------------------
           Net change in cash and cash equivalents        $(10)
           ----------------------------------------------------

Operating Activities: In the six months ended December 30, 2006, cash used by operations was $1,445,000. Depreciation of $669,000, an increase of $72,000 in account payables, and a $39,000 increase in accrued income taxes were the main operating sources of cash. The main uses of operating cash were the net loss of $627,000, increases of $102,000 in accounts receivables, $1,068,000 in inventories, and a decrease of $196,000 in accrued compensation and $84,000 in other liabilities and an increase of $148,000 in prepaid expenses.

Investing Activities: In the six months ended December 30, 2006, purchases of machinery, equipment and leasehold improvements was $613,000.

Financing Activities: In the six months ended December 30, 2006, the Company's net cash provided by financing activities totaled $2,048,000. Cash was provided through additional borrowings of $2,175,000 from the line of credit. $127,000 was used to pay quarterly dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of December 30, 2006:


                             Payments Due by Period

                   Total  Less Than 1 Year  1-3 Years  4-5 Years   After 5 Years
--------------------------------------------------------------------------------
Notes Payable   $300,000                                $300,000         -
--------------------------------------------------------------------------------
Building Lease   705,000          275,000    $430,000                    -
--------------------------------------------------------------------------------
Total         $1,005,000         $275,000    $430,000   $300,000         -
--------------------------------------------------------------------------------

In addition, during the six month period ended December 30, 2006, the Company paid $38,000 in interest expense and $169,000 in contributions to its pension plans. The Company received a tax refund of $270,000 during the six-month period ended December 30, 2006.

On February 7, 2007, the Company announced a definitive merger agreement to be acquired in an all-cash transaction valued at $14.00 per share by Golden Gate Capital. As a result of the Merger, each holder of the Company's common stock will be entitled to receive $14.00 per share in cash.

The parties anticipate closing the transaction in the second half of fiscal 2007. The closing is subject to certain customary closing conditions, including receipt of required regulatory approvals, the Company's shareholder approval, and a restriction prohibiting the Company from paying any further dividends on its common stock. As a result of the planned Merger, the Consolidated Statements of Operations for the six month and three month period ended December 30, 2006 include $135,000 in costs directly related to the Merger as a component of operating loss. During the remaining six months of fiscal year 2007, additional merger costs are estimated to be between $400,000 to $500,000 for professional fees and other direct merger costs. In addition, according to the definitive agreement, after closing there will be stay bonuses paid to certain executives for approximately $1,700,000.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at December 30, 2006 were $2,800,000.

The bank line of credit will expire and be subject to renewal on March 31, 2007. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, and in the event there is little basis for projecting a reversal of such reduction, it is possible that the bank could terminate or cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after March 31, 2007, and would be adversely affected if the line were not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at December 30, 2006.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:

   o All amounts borrowed shall become due and immediately payable upon demand of the bank.
   o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on March 31, 2007, unless the Note is extended by the bank under terms satisfactory to the bank.
   o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 30, 2006 and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
                  N/A

Item 3.           Defaults Upon Senior Securities.  N/A

Item 4. The 2006 Annual Stockholders Meeting of Wellco Enterprises, Inc. was on November 14, 2006. The only matter voted on at that meeting was the election of directors. The results of the voting were.

                  Directors were elected as follows:

                  Nominee for Director       Shares Voted For    Shares Withheld
                  Claude Abernethy           1,069,583           62,093
                  Katherine J. Emerson       1,076,018           55,658
                  Lee Ferguson               1,124,280            7,396
                  George Henson              1,068,718           62,958
                  Rolf Kaufman               1,070,418           61,258
                  David Kemper               1,076,018           55,658
                  John D. Lovelace           1,064,398           67,278
                  Sarah E. Lovelace          1,064,398           67,278
                  Fred K. Webb, Jr.          1,070,418           61,258

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


Wellco Enterprises, Inc., Registrant







\s\                                        \s\
------------------------------------------ -------------------------------------
Lee Ferguson, Chief Executive Officer and  Tammy Francis, Vice President of
President (Principal Executive Officer)    Finance and Treasurer (Chief
                                           Financial Officer)
--------------------------------------------------------------------------------

February 13, 2007

                                                                 Exhibit 31
                                                                 ----------


                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 30, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

Date: February 13, 2007


/s/ Lee Ferguson
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 30, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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


Date: February 13, 2007


/s/ Tammy Francis
By: Tammy Francis, Vice President of Finance and Treasurer
(Chief Financial Officer)

                                                                 Exhibit 32
                                                                 ----------

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 30, 2006
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lee Ferguson, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 30, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: February 13, 2007


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

                            WELLCO ENTERPRISES, INC.
              FORM 10-Q FOR THE SIX MONTHS ENDED DECEMBER 30, 2006
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the six months ended December 30, 2006, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: February 13, 2007


/s/ Tammy Francis
By: Tammy Francis, Vice President of Finance and Treasurer
(Chief Financial Officer)
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Wellco Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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