Form 10-Q
period 2007-03-31
WELLCO ENTERPRISES INC
filed 2007-05-18
CIK 105532

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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




1,300,746 common shares (all voting) were outstanding as of May 15, 2007.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                          ----------------------------



















                            WELLCO ENTERPRISES, INC.
                            ------------------------

             CONSOLIDATED FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007
             ------------------------------------------------------










The attached unaudited financial statements reflect all adjustments, which are in the opinion of management necessary to reflect a fair statement of the financial position, results of operations, and cash flows for the interim periods presented. All significant adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2007 AND JULY 1, 2006
                                 (in thousands)

                                     ASSETS


                                                      (unaudited)         *
                                                        MARCH 31,        JULY 1,
                                                            2007           2006
                                                      --------------------------
CURRENT ASSETS:
       Cash and cash equivalents .................      $     82       $     44
       Receivables, net ..........................         3,853          3,559
       Inventories-
             Finished goods ......................         4,101          4,470
             Work in process .....................         2,486          1,509
             Raw materials .......................         4,780          3,432
                                                        --------       --------
             Total ...............................        11,367          9,411
       Deferred  taxes ...........................           689            184
       Prepaid expenses ..........................           542            455
                                                        --------       --------
       Total .....................................        16,533         13,653
                                                        --------       --------

MACHINERY LEASED TO LICENSEES,
       Net of accumulated depreciation ...........            62              5

PROPERTY, PLANT AND EQUIPMENT:
       Land ......................................           107            107
       Buildings .................................         1,439          1,439
       Machinery and equipment ...................        11,848         11,239
       Office equipment ..........................         1,013            886
       Automobiles ...............................           214            235
       Leasehold improvements ....................         1,068            823
                                                        --------       --------
       Total cost ................................        15,689         14,729
       Less accumulated depreciation and
          amortization ...........................       (11,211)       (10,243)
                                                        --------       --------
       Net Property Plant and Equipment ..........         4,478          4,486
                                                        --------       --------

INTANGIBLE ASSETS:
       Intangible pension asset ..................             6              6
                                                        --------       --------



TOTAL ............................................      $ 21,079       $ 18,150
                                                        ========       ========



*     Derived from audited financial statements




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2007 AND JULY 1, 2006
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (unaudited)          *
                                                         MARCH 31,       JULY 1,
                                                             2007          2006
                                                       -------------------------

CURRENT LIABILITIES:
       Short-term borrowing from bank ..............     $  2,700      $    625
       Accounts payable ............................        3,846         1,716
       Accrued compensation ........................          638           769
       Accrued income taxes ........................          671           407
       Other liabilities ...........................          416           366
                                                         --------      --------
       Total .......................................        8,271         3,883
                                                         --------      --------

LONG-TERM LIABILITIES:
       Pension obligation ..........................        1,013         1,013
       Notes payable ...............................          249           241
       Other accrued liabilities ...................          331           363
       Deferred  taxes .............................          172           172
       Deferred grant income .......................          206           206
       Deferred revenues ...........................           51            59

STOCKHOLDERS' EQUITY:
       Common stock, $1.00 par value ...............        1,271         1,271
       Additional paid-in capital ..................        1,319         1,319
       Retained earnings ...........................        9,203        10,630
       Accumulated other comprehensive loss ........       (1,007)       (1,007)
                                                         --------      --------
       Total .......................................       10,786        12,213
                                                         --------      --------

TOTAL ..............................................     $ 21,079      $ 18,150
                                                         ========      ========

See Notes to Consolidated Financial Statements.



*     Derived from audited financial statements

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2007 AND APRIL 1, 2006
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                       MARCH 31,        APRIL 1,
                                                           2007            2006
                                                       -------------------------

REVENUES .......................................    $    18,971     $    32,754
                                                    -----------     -----------

COSTS AND EXPENSES:
       Cost of sales and services ..............         17,944          30,918
       General and administrative expenses .....          2,010           1,908
                                                    -----------     -----------
       Total ...................................         19,954          32,826
                                                    -----------     -----------

GRANT INCOME ...................................           --               108

MERGER COSTS ...................................            585            --
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................         (1,568)             36

NET INTEREST EXPENSE ...........................           (110)           (207)
                                                    -----------     -----------

LOSS  BEFORE INCOME TAXES ......................         (1,678)           (171)

PROVISION (BENEFIT) FOR INCOME TAXES ...........           (505)             88
                                                    -----------     -----------


NET LOSS .......................................    $    (1,173)    $      (259)
                                                    ===========     ===========

BASIC LOSS PER SHARE
       Based on weighted average number of
       shares outstanding ......................    $     (0.92)    $     (0.20)
                                                    ===========     ===========
       Shares used in computing basic
       loss per share ..........................      1,270,746       1,270,746
                                                    ===========     ===========

DILUTED LOSS PER SHARE
       Based on weighted average number of
       shares outstanding and dilutive
       stock options ...........................    $     (0.92)    $     (0.20)
                                                    ===========     ===========
       Shares used in computing diluted
       loss per share ..........................      1,270,746       1,270,746
                                                    ===========     ===========


DIVIDENDS DECLARED PER SHARE ...................    $      0.20     $      0.45
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE FISCAL THREE MONTHS ENDED
                        MARCH 31, 2007 AND APRIL 1, 2006
              (in thousands except per share and number of shares)

                                                             (unaudited)
                                                       MARCH 31,        APRIL 1,
                                                           2007            2006
                                                       -------------------------

REVENUES .......................................    $     7,387     $    13,395
                                                    -----------     -----------

COSTS AND EXPENSES:
       Cost of sales and services ..............          7,050          12,389
       General and administrative expenses .....            637             663
                                                    -----------     -----------
       Total ...................................          7,687          13,052
                                                    -----------     -----------

GRANT INCOME ...................................           --                23

MERGER COSTS ...................................            450            --
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................           (750)            366

NET INTEREST EXPENSE ...........................            (70)            (98)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............           (820)            268

PROVISION (BENEFIT) FOR INCOME TAXES ...........           (274)            106
                                                    -----------     -----------


NET INCOME (LOSS) ..............................    $      (546)    $       162
                                                    ===========     ===========


BASIC EARNINGS PER SHARE (Notes 4 and 5)
       based on weighted average number of
       shares outstanding ......................    $     (0.43)    $      0.13
                                                    ===========     ===========
       Shares used in computing basic
       earnings per share ......................      1,270,746       1,270,746
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 4 and 5)
       based on weighted average number of
       shares outstanding and dilutive stock
       options .................................    $     (0.43)    $      0.13
                                                    ===========     ===========
       Shares used in computing diluted
       earnings per share ......................      1,270,746       1,286,035
                                                    ===========     ===========


DIVIDENDS DECLARED PER SHARE ...................           --       $      0.15
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2007 AND APRIL 1, 2006
                                 (in thousands)

                                                               (unaudited)
                                                            MARCH 31,   APRIL 1,
                                                                2007       2006
                                                            --------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
       Net loss ........................................    $(1,173)    $  (259)
                                                            -------     -------
       Adjustments to reconcile net loss
       to net cash provided (used) by
       operating activities:
              Depreciation and amortization ............        968       1,059
              Non-cash reduction in deferred revenue ...         (8)         (7)
              Non-cash interest expense ................          8           7
              Non-cash reduction in deferred taxes .....       (505)       --
              (Increase) decrease in-
                     Receivables .......................       (294)        290
                     Inventories .......................     (1,956)       (587)
                     Prepaid expenses ..................        (83)       (308)
              Increase (decrease) in-
                     Accounts payable ..................      2,130        (961)
                     Accrued compensation ..............       (131)       (226)
                     Accrued income taxes ..............        264         (98)
                     Other  liabilities ................         17         188
                                                            -------     -------
       Total adjustments ...............................        410        (643)
                                                            -------     -------
NET CASH USED BY
       OPERATING ACTIVITIES ............................       (763)       (902)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of plant and equipment ................     (1,020)       (436)
                                                            -------     -------
CASH USED BY INVESTING ACTIVITIES ......................     (1,020)       (436)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net advances of line of credit borrowings .......      2,075       1,930
       Cash dividends paid .............................       (254)       (572)
                                                            -------     -------
NET CASH PROVIDED  BY
       FINANCING ACTIVITIES ............................      1,821       1,358
                                                            -------     -------

NET INCREASE  IN CASH
       AND CASH EQUIVALENTS ............................         38          20

CASH AND CASH EQUIVALENTS
       AT THE BEGINNING OF THE PERIOD ..................         44          34
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $    82     $    54
                                                            =======     =======




                            (continued on next page)

                            WELLCO ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL NINE MONTHS ENDED
                        MARCH 31, 2007 AND APRIL 1, 2006
                                 (in thousands)

                                                               (unaudited)
                                                            MARCH 31,   APRIL 1,
                                                                2007       2006
                                                            --------------------



SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
       Cash paid for-
              Interest ................................       $ 105        $ 201
              Income taxes paid (refund) ..............       $(264)       $ 120
                                                              =====        =====


See Notes to Consolidated Financial Statements.

                            WELLCO ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL NINE MONTHS ENDED
                                 MARCH 31, 2007
          (in thousands except number of shares and per share amounts)
                                   (unaudited)


                                      Common Stock      Additional
                                               Par         Paid-In      Retained
                                   Shares    Value         Capital      Earnings
                                ------------------------------------------------
BALANCE AT JULY 1, 2006         1,270,746  $ 1,271         $ 1,319     $ 10,630

Net loss for the fiscal nine
  months ended March 31, 2007                                            (1,173)
Cash dividend ($.20 per share)                                             (254)
                                ------------------------------------------------

BALANCE AT MARCH 31, 2007       1,270,746  $ 1,271         $ 1,319      $ 9,203
                                ================================================



                                          Accumulated
                                                Other
                                        Comprehensive
                                                 Loss
                                        -------------
ADDITIONAL PENSION LIABILITY,
  NET OF TAX, BALANCE
  AT JULY 1, 2006                           $ (1,007)

Change for the fiscal nine
  months ended March 31, 2007                    -
                                        -------------

BALANCE AT MARCH 31, 2007                   $ (1,007)
                                        =============

See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE FISCAL NINE MONTHS ENDED MARCH 31, 2007
             -----------------------------------------------------

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

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of SFAS 158.

3. LINE OF CREDIT:

     The Company maintains a $7,500,000 bank line of credit. The Company's line of credit was scheduled to renew on March 31, 2007. However, the line of credit was extended until June 30, 2007. On June 30, 2007, the line of credit can be renewed until December 31, 2007 at the bank's discretion. This line of credit is secured by a blanket lien on all machinery and equipment and all accounts receivable and inventory. At March 31, 2007, borrowings on this line of credit were $2,700,000 with $4,800,000 available in additional borrowings. The bank credit agreement contains, among other provisions, defined levels of net worth and current ratio requirements. The Company was in compliance with the loan covenants as of March 31, 2007.

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

                                              For the Nine Months Ended 03/31/07
                                              ----------------------------------
                                          Net Loss       Shares       Per-Share
                                        (Numerator)   (Denominator)      Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                  $ (1,173,000)     1,270,746      $ (0.92)
        ------------------------------------------------------------------------
        Effect of Dilutive
        Stock-based Compensation
        Arrangements  (Note: N/A -
        Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                  $ (1,173,000)     1,270,746      $ (0.92)
        ------------------------------------------------------------------------


                                              For the Nine Months Ended 04/01/06
                                              ----------------------------------
                                          Net Loss       Shares       Per-Share
                                        (Numerator)   (Denominator)      Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                  $   (259,000)     1,270,746      $ (0.20)
        ------------------------------------------------------------------------
        Effect of Dilutive
        Stock-based Compensation
        Arrangements  (Note: N/A -
        Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                  $   (259,000)     1,270,746      $ (0.20)
        ------------------------------------------------------------------------

                                              For the Three Months Ended 3/31/07
                                              ----------------------------------
                                          Net Loss       Shares       Per-Share
                                        (Numerator)   (Denominator)      Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                  $   (546,000)     1,270,746      $ (0.43)
        ------------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements
        (Note: N/A - Anti-dilutive)
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                  $  (546,000)      1,270,746      $ (0.43)
        ------------------------------------------------------------------------

                                              For the Three Months Ended 4/01/06
                                              ----------------------------------
                                          Net Income     Shares       Per-Share
                                         (Numerator)  (Denominator)      Amount
        ------------------------------------------------------------------------
        Basic EPS Available to
        Shareholders                  $   162,000       1,270,746      $  0.13
        -----------------------------------------------------------------------
        Effect of Dilutive Stock-based
        Compensation Arrangements                          15,289
        ------------------------------------------------------------------------
        Diluted EPS Available to
        Shareholders                  $   162,000       1,286,035      $   0.13
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

     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As of the date of adoption, the Company had no unvested previously granted awards and has not granted any awards after July 1, 2006. There have been no options exercised during the interim periods ended March 31, 2007 and April 1, 2006. Therefore, the new standard has had no impact on the consolidated statements of operations and cash flows, or earnings per share of the Company during the current reporting periods.

     As of March 31, 2007, the Company had 52,500 options outstanding and exercisable at a weighted average exercise price of $ 10.65 per share.

     The Company currently has two share-based compensation plans in effect at March 31, 2007 and information about them is contained in the notes to the consolidated financial statements filed as part of the Company's 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.


6. PENSION PLANS:

     The Company has two non-contributory, defined benefit plans. The components of pension expense, included in Cost of Sales and Services in the Consolidated Statements of Operations are as follows:

                                                  For the Nine Months Ended
      --------------------------------------------------------------------------
                                                March 31, 2007    April 1, 2006
      --------------------------------------------------------------------------
      Benefits Earned for Service in the
      Current Period                                  $114,900         $139,500
      --------------------------------------------------------------------------
      Interest on the Projected Benefit
      Obligation                                       247,800          237,000
      --------------------------------------------------------------------------
      Expected Return on Plan Assets                  (256,800)        (243,300)
      --------------------------------------------------------------------------
      Amortization of: Unrecognized Net
      Pension Obligation at July 1, 1987;
      Cost of Benefit Changes Since That Date;
      and Gains and Losses Against Actuarial
      Assumptions                                       26,100           70,800
      --------------------------------------------------------------------------
      Pension Expense                                 $132,000         $204,000
      --------------------------------------------------------------------------

                                                  For the Three Months Ended
      --------------------------------------------------------------------------
                                                March 31, 2007    April 1, 2006
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
      --------------------------------------------------------------------------

7. PUERTO RICAN GOVERNMENT REFUND:

      The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new or expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. The Consolidated Statements of Operations for the nine months and three months ended March 31, 2007 include $361,000 and $21,000, respectively, as revenues. The Consolidated Statements of Operations for the nine months and three months ended April 1, 2006 include $405,000 and $24,000, respectively, as revenues.

      The Company has an outstanding uncollected reimbursement claim for $504,000 for compensation paid employees and expensed through March 31, 2007. The Company's policy is to recognize reimbursements as revenue in the period that they are received.

8. GRANT MONEY RECEIVED:

      The Company has received to date approximately $442,000 from the government of Puerto Rico under a Special Incentives Contract related to creating new job opportunities in its boot manufacturing operations in Puerto Rico. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant monies it has received. The grant is for a maximum of $526,000 and monies are disbursed based upon certain expenditures made by the Company. The Company's policy is to recognize grant monies pro-rata over the five-year grant period, with grant income first recognized in the period in which it is received. The Company did not recognize any grant income for the nine months or three months ended March 31, 2007 due to the level of employment being below the required level in the grant document. As of March 31, 2007, the Company has approximately $206,000 of deferred grant income reported in its consolidated balance sheet. Until a determination of whether any potential refunds will be required, the Company will not recognize any remaining portion of this deferred grant income. The Consolidated Statements of Operations for the nine-month period ended April 1, 2006 recognized $108,000 as grant income including $41,000 that was received and related to grant periods prior to fiscal year 2006. The Consolidated Statements of Operations for the three-month period ended April 1, 2006 recognized $23,000 as grant income.

9. GOVERNMENT BOOT CONTRACT REVENUES:

      From time to time, the Company records estimates of revenues or costs associated with certain contract actions before the amount of such actions are settled with the DSCP. Any differences between these estimates and the actual amounts agreed to are included in the period of settlement.

10. PROPOSED MERGER AGREEMENT AND ASSOCIATED MERGER COSTS:

      On February 7, 2007, the Company announced a definitive merger agreement to be acquired in an all-cash transaction (the "Merger Agreement"). Upon consummation of the proposed merger, holders of the Company's common stock would be entitled to receive $14.00 per share in cash. In addition, the Merger Agreement provides that each holder of an outstanding option to purchase shares of the Company common stock issued under the Company stock option plans will be entitled to receive cash in an amount per share equal to the difference between $14.00 and the exercise price of the option, contingent upon the holder entering into an acknowledgement canceling the options upon consummation of the proposed merger. The Merger Agreement prohibits the Company from paying any further dividends on its common stock.

      On May 9, 2007, the Company's shareholders approved the merger contemplated by the Merger Agreement.

      The Consolidated Statements of Operations for the nine month and three month period ended March 31, 2007 include $585,000 and $450,000, respectively in costs directly related to the proposed merger as a component of operating loss.

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

Comparing the Nine Months Ended March 31, 2007 and April 1, 2006:
----------------------------------------------------------------

                                    OVERVIEW
                                    --------

  The most significant events occurring in the nine months ended March 31, 2007 (current period) compared to the nine months ended April 1, 2006 (prior period) are:

        1. 53% decrease in total pairs of boots sold under contracts with the U.
           S. Department of Defense (DOD).
        2. The Company incurred $585,000 in merger related costs.

   Comparative results for these two periods is as follows:

  ------------------------------------------------------------------------------
                           Current Period    Prior Period
                              Nine Months     Nine Months
                          Ended March 31,  Ended April 1,
  (Amounts in thousands)             2007            2006    Change  % of Change
  ------------------------------------------------------------------------------
  Revenues                        $18,971      $32,754     $(13,783)       (42)%
  ------------------------------------------------------------------------------
  Cost of Sales                    17,944       30,918      (12,974)       (41)%
  ------------------------------------------------------------------------------
  Gross Profit                      1,027        1,836         (809)       (44)%
  ------------------------------------------------------------------------------
  Administrative Expenses           2,010        1,908          102         5%
  ------------------------------------------------------------------------------
  Grant Income                          -          108         (108)      (100)%
  ------------------------------------------------------------------------------
  Merger Costs                        585            -          585        100%
  ------------------------------------------------------------------------------
  Operating Profit (Loss)          (1,568)          36       (1,604)    (4,455)%
  ------------------------------------------------------------------------------
  Interest Expense, Net               110          207          (97)       (46)%
  ------------------------------------------------------------------------------
  Benefit (Expense) from
  Income Taxes                        505          (88)         593        673%
  ------------------------------------------------------------------------------
  Net Loss                        $(1,173)       $(259)       $(914)      (352)%
  ------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $1,173,000 from revenues of $18,971,000 compared to a net loss of $259,000 from revenues of $32,754,000 in the prior period.

In the current period, the Company shipped 179,000 pairs of boots under contract with the U.S. Department of Defense as compared to 377,000 pairs in the prior period, a decrease of 198,000 pairs.

The Company's primary customer is the Defense Supply Center Philadelphia (DSCP), the DOD agency with which the Company contracts for the manufacture of boots used by U. S. Armed Forces personnel. Revenues decreased by $13,783,000. The primary reason for the decrease was a 53% reduction of total pairs of boots shipped to the U.S. government.

Revenues from technical assistance fees and equipment rentals from licensees, which vary with their shipments, decreased $148,000 because the Company's boot manufacturing licensees were also affected by the DOD's reduction in boot purchases.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $361,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $405,000 of reimbursement. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the nine months ended March 31, 2007 was $1,027,000 on much lower sales volume as compared to a gross profit of $1,836,000 for the prior period. During the current period, the gross profit margin was 5.4% of revenues due to an extremely low level of production and sales volume. Fixed costs (such as depreciation, insurance and rent) and semi-variable costs did not decrease proportionately to the decrease in the production and sales volume. The Company retained critical operating personnel assuming the low level of production would be temporary. In addition to a low level of production, during February and March 2007, the Company had inefficiencies due to starting three new products at the same time. (See three-month section below.)

During the prior nine-month period, the gross profit was 5.6% of revenues with much higher sales. In early August 2005, the only U.S. supplier of a DOD required component had a significant quality problem. Fortunately, the Company's quality system found this problem when it first occurred. In order to assure that defective product did not get into boots, the Company had to perform additional quality checks and time consuming repairs. The rate of boot production was reduced due to the limited supply of this component. After this supplier solved its quality problem, the rate of production continued to be impaired, as it took that supplier several weeks to reestablish full production. The supplier agreed to reimburse certain excess manufacturing costs and this reimbursement has been reflected in the Cost of Sales and Services for the nine months ending April 1, 2006. However, some of the excess costs could not be recouped from the supplier.

During the current period, the $102,000 increase in general and administrative expenses was primarily caused by increase in administrative salaries, professional fees and health care costs. The Company's employee group health insurance costs vary with actual health care costs incurred because the Company is self-funded.

The amount of grant income recognized in the current period under the Puerto Rico Special Incentives Contract was $0 as compared to $108,000 during the prior period. The grant is for a five-year period (fiscal years 2004 through 2008) and requires the Company to maintain a certain level of employment in Puerto Rico over the grant period. If this requirement is not met, the Company may be required to refund a pro-rata portion of the total grant. During the current period, the Company's level of employment was below the level of employment required in the grant document. Thus, for the current period, the Company did not recognize grant revenues. Until the level of employment surpasses the level required in the grant document or until the Puerto Rican Government indicates that a refund will not be requested, the Company will not recognize any further portion of its deferred grant income. As of March 31, 2007, the Company has approximately $206,000 of deferred grant income reported in its consolidated balance sheet.

As a result of the planned Merger, the Consolidated Statements of Operations for the nine-month period ended March 31, 2007 include $585,000 in costs directly related to the Merger as a component of operating loss. The costs include professional fees for investment advisors, attorneys and environmental studies.

Interest expense decreased $97,000 because of less borrowing on the bank line of credit.

For the current period, the Company reflected income tax benefit of $505,000 on a pretax loss of $1,678,000 at an effective benefit rate of 30%. For fiscal year 2007, the Company will file a consolidated federal income tax return that will include its subsidiary in Puerto Rico. Fiscal year 2006 was the last year that the Company received a federal tax credit for income earned at its subsidiary in Puerto Rico which was able to file a separate federal income tax return. For the prior period, even though the Company had a consolidated net loss, the U.S. jurisdictions had net income and the net income was taxed at 31%. For the prior period, operations in Puerto Rico had a loss and the loss was substantially exempt from U.S. income tax and no tax benefit was derived.



Comparing the Three Months Ended March 31, 2007 and April 1, 2006:
-----------------------------------------------------------------

                                    OVERVIEW
                                    --------

The most significant events occurring in the three months ended March 31, 2007 (current period) compared to the three months ended April 1, 2006 (prior period) are:

         1. 63% decrease in total pairs of boots sold under contracts with the U.S. Department Defense (DOD).
         2. The Company incurred an additional $450,000 in merger related costs.

   Comparative results for these two periods is as follows:
   -----------------------------------------------------------------------------

                           Current Period    Prior Period
                             Three Months    Three Months
                          Ended March 31,  Ended April 1,
  (Amounts in thousands)             2007            2006    Change  % of Change
  ------------------------------------------------------------------------------
  Revenues                         $7,387      $13,395      $(6,008)       (45)%
  ------------------------------------------------------------------------------
  Cost of Sales                     7,050       12,389       (5,339)       (43)%
  ------------------------------------------------------------------------------
  Gross Profit                        337        1,006         (669)       (67)%
  ------------------------------------------------------------------------------
  Administrative Expenses             637          663          (26)        (3)%
  ------------------------------------------------------------------------------
  Grant Income                          -           23          (23)      (100)%
  ------------------------------------------------------------------------------
  Merger Costs                        450            -          450        100%
  -----------------------------------------------------------------------------
  Operating Income (Loss)            (750)         366       (1,116)      (304)%
  ------------------------------------------------------------------------------
  Interest Expense, Net                70           98          (28)       (28)%
  ------------------------------------------------------------------------------
  Income Taxes (Benefit)             (274)         106          380        358%
  ------------------------------------------------------------------------------
  Net Income (Loss)                 $(546)        $162        $(708)      (437)%
  ------------------------------------------------------------------------------

For the current period, Wellco had a net loss of $546,000 from revenues of $7,387,000 compared to a net income of $162,000 from revenues of $13,395,000 in the prior period.

Revenues in the current period decreased by $6,008,000. The primary reason for the decrease was a 63% reduction of total pairs of boots shipped to the U.S. government. In the current period the Company shipped 61,000 pairs of boots under contract with the U.S. Department of Defense as compared to 166,000 pairs in the prior period, a decrease of 105,000 pairs.

For the current period, the Company shipped 30,000 pairs of boots to commercial customers compared to 8,000 pairs for the prior period.

The majority of the Company's boot manufacturing operations occur at the factory of its wholly-owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program to assist manufacturers in the training of new and expanded work force under which the Company is reimbursed for part of the compensation paid to certain employees. During the current period, the Company received $21,000 of reimbursement under this program, which is included in revenues. In the prior period, the Company received $24,000 of reimbursement. The Company's policy is to recognize the reimbursements as revenue in the period in which it is received, and not when the related compensation is paid.

Gross profit for the three months ended March 31, 2007 was $337,000 as compared to gross profit of $1,006,000 for the prior period. During the current period, the gross profit margin was only 4.6% of revenues due to an extremely low level of production in the beginning of the quarter. For the prior period, the gross profit margin was 7.5% of revenues.

During the second half of the quarter, the Company had start-up inefficiencies due to starting three new products at the same time. On February 2, 2007, the Company received a Natick Contracting Division of DOD contract to produce up to 65,000 pairs of the Hot Weather Flame Resistant boot. On February 23, 2007, the Company received a contract for the Safety Flight Deck boot and the first delivery order was for 38,000 pairs. On February 25, 2007, the Company received a commercial contract to ship 12,500 pairs of the Intermediate Cold Weather boot. During the current period, the Company incurred significant costs (new employee training costs, materials for production trials, boot testing, plant infrastructure costs, etc.) to integrate the productions of these three new boots into the Company's factories.

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

As a result of the planned Merger, the Consolidated Statements of Operations for the three-month period ended March 31, 2007 include $450,000 in costs directly related to the Merger as a component of operating loss. The costs include professional fees for investment advisors, attorneys and environmental studies.

For the current period, the Company reflected income tax benefit of $274,000 on a pretax loss of $820,000 at an effective benefit rate of 33%. For fiscal year 2007, the Company will file a consolidated federal income tax return that will include its subsidiary in Puerto Rico. Fiscal year 2006 was the last year that the Company received a federal tax credit for income earned at its subsidiary in Puerto Rico which was able to file a separate federal income tax return. For the prior period, even though the Company had a consolidated net loss, the U.S. jurisdictions had net income. For the prior period, operations on Puerto Rico had a loss and the loss was substantially exempt from U.S. income tax and no tax benefit was derived.

Forward Looking Information:
---------------------------

On September 23, 2005, the Defense Department exercised the second and final option year under the Company's Hot Weather boot contract. In late September 2006, DOD extended the Hot Weather contract period until September 29, 2006 so they could place one more delivery order under the contract before it expired. During the quarter ended March 31, 2007, the Company shipped the final 15,000 pairs of Hot Weather Boots under this Hot Weather contract. On August 2, 2006, the Company submitted a proposal for the new Hot Weather boot solicitation (see below).

Due to the expiration of the Hot Weather contract and reduced ordering from the government on the Temperate Weather contract, the Company expects to ship approximately 75,000 pairs during the fourth fiscal quarter of 2007 compared to 127,000 pairs shipped during the fourth quarter of 2006. For the fourth fiscal quarter of 2007, the reduction in boot shipments will have a negative effect on margins when compared to the fourth fiscal quarter of 2006.

Below is a summary of the Company's current boot contracts with the Defense Department. The Company's Defense Department boot contracts are indefinite quantity contracts. This means that each contract specifies a minimum number of pairs that must be ordered from a contractor and a maximum number of pairs that may be ordered.

         On February 2, 2007, the Natick Contracting Division of DOD awarded the Company a one-year contract to supply the Hot Weather Flame Resistant boot with a minimum 20,000 pairs and a maximum 65,000 pairs to be ordered. The first two delivery orders have been issued totaling 50,000 pairs. The Hot Weather Flame Resistant contract is a new product for the Company. The Company expects to ship 30,000 pairs of this boot during the fourth fiscal quarter of 2007.

         On February 23, 2007, the Company was awarded a Department of Defense contract to supply the U.S. Navy with Safety Flight Deck boots. This contract is for a one year period, with four one year options which are exercisable at the government's discretion, The contract calls for minimum 37,000 pairs with maximum potential of 88,000 pairs in the base year. The first delivery order has been issued for 38,000 pairs and the Company expects to ship 15,000 pairs during the fourth fiscal quarter of 2007. This is also a new product for Wellco to supply. On July 7, 2006, the Defense Department exercised the third option year under the Company's Temperate Weather boot contract. For the third option year, the minimum pairs are 10,000 and the maximum are 227,000. Pairs ordered to date under the third option year are 93,000. This contract has one more option year outstanding. The exercise of any contract option is the unilateral decision of the Defense Department.

         On April 13, 2006, the Company received a Department of Defense contract to supply the U.S. Army with Extreme Cold Weather boots. This contract is for a one-year period, with four one-year options, which are exercisable at the government's discretion. DOD exercised the first option year but has not placed any orders yet. The first option year is for a minimum of 5,000 pairs and a maximum of 29,000 pairs.

On August 2, 2006, the Company submitted a proposal for the new Hot Weather boot solicitation, which will replace the Hot Weather contract that expired on September 29, 2006. The solicitation is for an indefinite quantity contract with a base year and four one-year option periods. DSCP was to award the contract within 180 days. However, DSCP recently requested that we extend our bid proposal until July 17, 2007 to allow them more time to award the contract and we granted the extension. DSCP intends to make five awards, of which three will be restricted to contractors who meet the criteria for being a small business, and two contracts will be awarded without the small business restriction. The Company is not a small business. Bidding on government solicitations is very competitive, and the Company cannot assure that it will receive a contract award from any solicitation. If the Company does not receive a contract from this solicitation, future operating results and liquidity will likely be materially adversely affected.

The Company also submitted a bid for a new solicitation for a boot known as the Intermediate Cold Weather Boot. This particular boot will have a minimum 29,000 pairs with a maximum of 90,000 pairs per base year and four option years available. In late December, the Company submitted a proposal to supply the Safety Hot Weather Boot. The contract will have a minimum 24,000 pairs with a maximum of 69,000 pairs per base year and four option years. Both solicitations are for new products and the Company cannot predict its success in receiving a contract award from these solicitations.

The majority of the Company's boot manufacturing operations occur at the factory of a wholly owned subsidiary located in Puerto Rico. The Company is participating in a Puerto Rican government program under which it is reimbursed for part of the compensation paid to certain employees in training. As of March 31, 2007, $504,000 has been filed for, but has not been received or recorded as revenues, or reimbursement under this program. The government of Puerto Rico recently suspended new contracts for this program. The Company understands that this suspension will not affect its collection of the $504,000. In the past four fiscal years, the Company has received and recorded as revenues a total of $2,666,000 under this program.In December 2005, the Company was one of two contract awardees for the development of the US Army Modular Boot System. This award was the result of the Company's response to the Modular Boot System solicitation that required submission of data and product demonstration models illustrating the Company's concept of the modular boot system. This contract provides the development of a Modular Boot System for the U. S. military. Presently, the Department of Defense buys four different boot styles to meet the varied climatic conditions encountered by military personnel. The contract's goal is to develop a functional boot system to provide comfort in a temperature range of -60(0)F to 120(0)F. If successful, the new Modular Boot System would replace many of the current boot styles.

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

On February 7, 2007, the Company announced a definitive merger agreement to be acquired in an all-cash transaction (the "Merger Agreement"). Upon consummation of the proposed merger, holders of the Company's common stock would be entitled to receive $14.00 per share in cash. In addition, the Merger Agreement provides that each holder of an outstanding option to purchase shares of the Company common stock issued under the Company stock option plans will be entitled to receive cash in an amount per share equal to the difference between $14.00 and the exercise price of the option, contingent upon the holder entering into an acknowledgement canceling the options upon consummation of the proposed merger.

On May 9, 2007, the Company's shareholders approved the merger contemplated by the Merger Agreement.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are currently scheduled to apply to the Company's 2008 fiscal year. Section 404 requires the Company to document, test, and issue an opinion as to the adequacy of their internal controls over financial reporting. In addition, Section 404 requires the Company's Independent Accountants to review the Company's internal control documentation and testing results, and to issue its opinion as to the correctness of the Company's opinion as to the adequacy of their internal controls over financial reporting, which the requirement is currently scheduled to be applicable for the Company's 2009 fiscal year. The Company has received quotations from outside firms specializing in the review, documentation and testing of internal controls. Based on these quotations and on reported information about the costs other companies are incurring, the Company estimates that the cost of the internal control review and audit will be between $200,000 and $500,000.

The Company relies heavily on boot contracts from the DOD for most of its operations. The business of providing boots to the U. S. Defense Department is very competitive.

                         LIQUIDITY AND CAPITAL RESOURCES
                         ===============================

Wellco uses cash from operations and a bank line of credit to supply most of its liquidity needs.

The following table summarizes, at the end of the most recent nine-month period and the last fiscal year, the amounts of cash and unused line of credit:

                                                   (in thousands)
                                         March 31, 2007       July 1, 2006
           ---------------------------------------------------------------
           Cash and Cash Equivalents                $82                $44
           ---------------------------------------------------------------
           Unused Line of Credit                  4,800              6,875
           ---------------------------------------------------------------
           Total                                 $4,882             $6,919
           ---------------------------------------------------------------


The following table summarizes the cash flow activities for the nine-month period ended March 31, 2007:

           Cash provided by (used in):              (in thousands)
           -------------------------------------------------------
           Operating activities                             $(763)
           -------------------------------------------------------
           Investing activities                            (1,020)
           -------------------------------------------------------
           Financing activities                             1,821
           -------------------------------------------------------
           Net change in cash and
           cash equivalents                                   $38
           -------------------------------------------------------


Operating Activities: In the nine months ended March 31, 2007, cash used by operations was $763,000. Depreciation of $968,000 and increases of $2,130,000 in account payables, $264,000 in accrued income taxes, and $17,000 in other liabilities were the main operating sources of cash. The main uses of operating cash were the net loss of $1,173,000, increases of $294,000 in accounts receivables, $1,956,000 in inventories, $83,000 in prepaid expenses and a decrease of $131,000 in accrued compensation and $505,000 in deferred taxes.

Investing Activities: In the nine months ended March 31, 2007, purchases of machinery, equipment and leasehold improvements was $1,020,000.

Financing Activities: In the nine months ended March 31, 2007, the Company's net cash provided by financing activities totaled $1,821,000. Cash was provided through additional borrowings of $2,075,000 from the line of credit. $254,000 was used to pay dividend payments to stockholders.

The following table shows aggregated information about contractual obligations as of March 31, 2007:

                             Payments Due by Period
                            Less Than
                   Total       1 Year   1-3 Years   4-5 Years      After 5 Years
--------------------------------------------------------------------------------
Notes Payable   $300,000       -           -         $300,000            -
--------------------------------------------------------------------------------
Building Lease   638,000     $278,000    $360,000                        -
--------------------------------------------------------------------------------
Total           $938,000     $278,000    $360,000    $300,000            -
--------------------------------------------------------------------------------

In addition, during the nine month period ended March 31, 2007, the Company paid $105,000 in interest expense and $198,000 in contributions to its pension plans. The Company received a tax refund of $270,000 and paid out taxes of $6,000 during the nine-month period ended March 31, 2007.

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

The Company mailed a proxy statement to all shareholders in connection with the proposed merger agreement and related transactions. On May 9, 2007, the Company had a special shareholder meeting and at the meeting the shareholders approved the proposed merger between Wellco and a corporation organized by Golden Gate Capital and Integrity Brands. The merger remains subject to other customary closing conditions.

As a result of the planned Merger, the Consolidated Statements of Operations for the nine month and three month period ended March 31, 2007 include $585,000 and $450,000, respectively in costs directly related to the Merger as a component of operating loss. During the remaining three months of fiscal year 2007, additional merger costs are estimated to be between $150,000 to $250,000 for professional fees and other direct merger costs. In addition, according to the definitive agreement, after closing there will be stay bonuses paid to certain executives for approximately $1,700,000.

The Company maintains a $7,500,000 bank line of credit. Borrowings under the line of credit at March 31, 2007 were $2,700,000.

The bank line of credit will expire and be subject to renewal on June 30, 2007. Historically, the bank has always renewed the line of credit. Under conditions of substantial reduction in operations, and in the event there is little basis for projecting a reversal of such reduction, it is possible that the bank could terminate or cancel the line of credit. Events that would cause a substantial reduction in operations include cancellation of existing government contracts, not receiving future contracts and receiving government contracts that do not provide enough revenues to provide adequate liquidity. The Company expects continued need of this line of credit after June 30, 2007, and would be adversely affected if the line were not renewed.

Loan agreements related to the line of credit contain covenants requiring the Company to maintain at the end of each fiscal quarter a certain level of working capital and tangible net worth. The Company met these requirements at March 31, 2007.

The Promissory Note, Loan Agreement and Security Agreement documenting the bank line of credit provide that:
 o All amounts borrowed shall become due and immediately payable upon demand of the bank.
 o The bank's obligation to make advances under the note shall terminate: if the bank makes a demand for payment; if a default under any loan document occurs; or, in any event, on June 30, 2007, unless the Note is extended by the bank under terms satisfactory to the bank.
o All amounts borrowed shall become immediately payable if Wellco commences or has commenced against it a bankruptcy or insolvency proceeding, or in the event of default.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007 and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.  N/A

Item 3.     Defaults Upon Senior Securities.  N/A

Item 4.     Submission of Matters to a Vote of Security Holders. N/A

Item 5.     Other Information.
            A) N/A
            B) N/A
Item 6.  Exhibits.

           (2) Agreement and Plan of Merger by and among Wellco Enterprises, Inc., Wasatch Boot Holdings, Inc. and Wasatch Merger Sub, Inc. dated as February 6, 2007, incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 2007

           (3)     Amended Articles of Incorporation, filed herewith.

           (10.1) Stay Bonus Agreement between Wellco Enterprises, Inc. and Lee Ferguson dated as of February 6, 2007, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2007

           (10.2) Stay Bonus Agreement between Wellco Enterprises, Inc. and Tammy Francis dated as of February 6, 2007 incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 7, 2007

           (10.3) Stay Bonus Agreement between Wellco Enterprises, Inc. and Neil Streeter dated as of February 6, 2007, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 7, 2007

           (10.4) Stay Bonus Agreement between Wellco Enterprises, Inc. and Fred Webb dated as of February 6, 2007, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 7, 2007

           (10.5) Option Cancellation Acknowledgement between Wellco Enterprises, Inc. and Tammy Francis dated as of February 6, 2007, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated February 7, 2007

           (10.6) Option Cancellation Acknowledgement between Wellco Enterprises, Inc. and Fred Webb dated as of February 6, 2007, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated February 7, 2007

           (31) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Ac of 2002, filed herewith.

           (32) Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Wellco Enterprises, Inc., Registrant







\s\                                   \s\
-----------------------------------   ------------------------------------------
Lee Ferguson, Chief Executive         Tammy Francis, Vice President of Finance
Officer and President (Principal      and Treasurer (Chief Financial Officer)
Executive Officer)
--------------------------------------------------------------------------------

May 20, 2007

                                                                      EXHIBIT 3
                                                                      ---------
                          CERTIFICATE OF INCORPORATION
                                       OF
                             WELLCO SHOE CORPORATION

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


                            /s/BERTHA SIMINOW (SEAL)
                            -----------------

                            /s/ELIABETH PEYSER (SEAL)
                            ------------------

                            /s/J H WOODY (SEAL)
                            ------------


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


                                WELLCO SHOE CORPORATION
ATTEST:

                                BY: /s/LEO WEILL
/s/RUDOLF HOLLAUS                            PresidentSecretary

                                                    (Corporate seal)

                                WELLCO SALES COMPANY, INC.
ATTEST:
                                BY:/s/ OTTO FEISTMANN
/s/HARRY SCHNEIDER                           PresidentSecretary


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

                                            WELLCO SHOE CORPORATION
                                            (Name Changed Hereby To
                                            WELLCO RO-SEARCH INDUSTRIES,INC.)


                                            BY: /s/HEINZ ROLLMAN
                                                ----------------
                                                    President
ATTEST:


/s/ERNEST ROLLMAN
-----------------
     Secretary


STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD

         HEINZ W. ROLLMAN, being the President, and ERNEST E. ROLLMAN, being the Secretary of the above named corporation, each being duly sworn, deposes and says that the facts stated in the foregoing "Articles of Amendment" are true and correct.

                                               /s/HEINZ ROLLMAN
                                               ----------------

                                              /s/ERNEST ROLLMAN
                                              -----------------

         Sworn to and subscribed before me this 12th day of December, 1961.
                                                      /s/MARGUERITE W. SHOOK
                                                      ----------------------
                                                      Notary Public

My commission expires:

October 5, 1962
---------------


                                    EXHIBIT A

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

                                               WELLCO RO-SEARCH INDUSTRIES, INC.
                                               (Name Changed Hereby To
                                               WELLCO ENTERPRISES, INC.

                                               BY: /s/HEINZ ROLLMAN
                                                   ----------------
                                                      President

ATTEST: /s/ERNEST ROLLMAN
        -----------------
Secretary



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

         2. The following amendment to the charter of the corporation was adopted by its stockholders at the annual stockholders meeting held on the 19th day of November, 1968, in the manner prescribed by law:

         RESOLVED, that the present 'Article Fourth' of the Charter of Wellco Enterprises, Inc., be deleted in its entirety and an new 'Article Fourth' be substituted in lieu thereof, said new 'Article Fourth' providing as follows:

         ARTICLE FOURTH: The total authorized capital stock of the corporation shall be three thousand (3,000) shares of five per cent (5%) Cumulative Convertible Preferred Stock, of the par value of ONE HUNDRED AND NO/100

         DOLLARS ($100.00) per share, amounting in the aggregate to THREE HUNDRED THOUSAND ($300,000.00) DOLLARS and two million (2,000,000) shares of common stock of the par value of ONE AND NO/100 DOLLAR ($1.00) per share.

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

                                                        WELLCO ENTERPRISES, INC.
                                                        By: /s/ROLF KAUFMAN
                                                            ---------------
                                                                  President

ATTEST: /s/ERNEST ROLLMAN
        -----------------
                Secretary



STATE OF NORTH CAROLINA

COUNTY OF HAYWOOD

         I, GRACE B. ROGERS, a Notary Public, hereby certify that on this 19th day of November, 1968, personally appeared before me ROLF KAUFMAN and ERNEST ROLLMAN, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, and that the statements contained therein are true.


                                  /s/GRACE B. ROGERS
                                  ------------------
                                  Notary Public

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

         RESOLVED, that the present Article Ninth of the Charter of Wellco Enterprises, Inc., be deleted in its entirety and a new Article Ninth provided as follows:

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

                                                        WELLCO ENTERPRISES, INC.

(CORPORATE SEAL)
                                                        By/s/ ROLF KAUFMAN
                                                        ------------------
                                                        Rolf Kaufman, President

ATTEST:

/s/ERNEST ROLLMAN
-----------------
Ernest Rollman, Secretary

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

                                                     /s/DONNA M. OVERMAN
                                                     -------------------
                                                     Notary Public



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

         RESOLVED, that the Charter of Wellco Enterprises, Inc. be amended by adding a new Article Fourteenth thereof, said new Article Fourteenth providing as follows:

         ARTICLE FOURTEENTH: No director of the Corporation shall be personally liable arising out of an action whether by or in the right of the Corporation or otherwise, for monetary damages for breach of his duties as a director; provided, however, that this Article Fourteenth shall not be effective with respect to (i) acts or omissions not made in good faith that the director at the time of such breach knew or believed were in conflict with the best interests of the Corporation, (ii) any liability under Section 55-32 of the General Statutes of North Carolina, (iii) any transaction from which the director derived an improper personal benefit, or (iv) acts or omissions occurring prior to the effective date of this charter amendment. As used herein, the term 'improper personal benefit' does not include a director's compensation or other incidental benefits for or on account of his services as a director, officer, employee, independent contractor, attorney or consultant of the Corporation.

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


                                                       WELLCO ENTERPRISES, INC.

(CORPORATE SEAL)
                                                       By:/s/ROLF KAUFMAN
                                                          ---------------
                                                       Rolf Kaufman, President
Attest:

/s/DAVID LUTZ
-------------
David Lutz, Secretary

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


                                  /s/DONNA M. CHAMBERS
                                  --------------------
                                  Notary Public
My commission expires:

March 9, 1991

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

         This the 16th day of November, 1994.

                                WELLCO ENTERPRISES, INC.

                                By:/s/David Lutz
                                   -------------
                                   Secretary-Treasurer


                              ARTICLES OF AMENDMENT
                                TO THE CHARTER OF
                            WELLCO ENTERPRISES, INC.
                            ------------------------

         The undersigned corporation, for the purpose of amending its Articles of Incorporation (as stated in June 29, 1946 Agreement of Merger with Wellco Sales Company, Inc.) and pursuant to the provisions of Chapter 55-10-06 of the General Statutes of North Carolina, particularly the provisions of Section 55-103 thereof, hereby executes the following Articles of Amendment to its Charter heretofore filed in the Office of the Secretary of State of North
Carolina:

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

3. Said Amendment was adopted as required by Chapter 55 of the General Statutes of North Carolina.

4. Said Amendment does not provide for any exchange, reclassification or cancellation of the Corporation's issued common stock.5. These Articles shall become effective upon filing of the same with the North Carolina Secretary of State.

         This the 18th day of November, 2003.

                                             WELLCO ENTERPRISES, INC.



                                             By: /s/David Lutz
                                                 -------------
                                                 Secretary-Treasurer

                              ARTICLES OF AMENDMENT
                                       OF
                            WELLCO ENTERPRISES, INC.


         The undersigned corporation, organized under Chapter 55 of the North Carolina General Statutes, hereby submits these Articles of Amendment for the purpose of amending its Articles of Incorporation:

         1. The name of the corporation is Wellco Enterprises, Inc.

         2. The following amendment to the Articles of Incorporation of the corporation was adopted by its shareholders on the 9th day of May, 2007.

                  Article Sixth of the Articles of Incorporation is amended to read as follows:

                 "Article Sixth: The corporation shall have perpetual duration."

         3. Shareholder approval of the foregoing amendment was obtained as required by Chapter 55 of the North Carolina General Statutes.

         4. These Articles of Amendment will become effective upon filing with the North Carolina Secretary of State. This the 9th day of May, 2007.

                                            WELLCO ENTERPRISES, INC.


                                            By:  s/ V. Lee Ferguson
                                                 ------------------
                                                 V. Lee Ferguson, President

                                                                    Exhibit 31
                                                                    ----------


                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 31, 2007
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

Date: May 20, 2007


/s/ Lee Ferguson
----------------
By: Lee Ferguson, Chief Executive Officer and President
(Chief Executive Officer)

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 31, 2007
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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


Date: May 20, 2007
      ------------


/s/ Tammy Francis
-----------------
By: Tammy Francis, Vice President of Finance and Treasurer
(Chief Financial Officer)

                                                                  Exhibit 32
                                                                  ----------

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 31, 2007
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lee Ferguson, certify that:

1.       I am the chief executive officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended March 31, 2007, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 20, 2007


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

                            WELLCO ENTERPRISES, INC.
               FORM 10-Q FOR THE NINE MONTHS ENDED MARCH 31, 2007
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Tammy Francis, certify that:

1.       I am the chief financial officer of Wellco Enterprises, Inc.

2. Attached to this certification is Form 10-Q for the nine months ended March 31, 2007, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act:), which contains financial statements.

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

Date: May 20, 2007


/s/ Tammy Francis
-----------------
By: Tammy Francis, Vice President of Finance and Treasurer
(Chief Financial Officer)

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